Form 10-Q
period 1996-03-31
DQE INC
filed 1996-05-15
CIK 846930

                                                                     [CONFORMED]

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1996
                                    --------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From            to
                                    ----------    ----------
                            Commission File Number
                            ----------------------
                                   1-10290

                                  DQE, Inc.
                                  ---------
            (Exact name of registrant as specified in its charter)

              Pennsylvania                              25-1598483
              ------------                              ----------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                    Cherrington Corporate Center, Suite 100
         500 Cherrington Parkway, Coraopolis, Pennsylvania  15108-3184
         -------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:   (412) 262-4700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE Common Stock, no par value - 77,612,236 shares outstanding as of March 31, 1996 and 77,540,786 shares outstanding as of April 30, 1996.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                      DQE
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                (Thousands of Dollars, Except Per Share Amounts)
                                  (Unaudited)

                                           Three Months Ended
                                               March 31,
                                          --------------------
                                            1996       1995
                                          ---------  ---------
Operating Revenues:
  Sales of Electricity:
    Customers-net                         $265,170   $263,144
    Utilities                               15,965     12,489
                                          --------   --------
  Total Sales of Electricity               281,135    275,633
  Other                                     19,383     22,644
                                          --------   --------
    Total Operating Revenues               300,518    298,277
                                          --------   --------

Operating Expenses:
  Fuel and purchased power                  59,165     55,100
  Other operating                           70,431     73,096
  Maintenance                               20,504     18,830
  Depreciation and amortization             56,981     48,774
  Taxes other than income taxes             22,121     21,870
                                          --------   --------
    Total Operating Expenses               229,202    217,670
                                          --------   --------
OPERATING INCOME                            71,316     80,607
                                          --------   --------
OTHER INCOME                                14,823     15,629
                                          --------   --------
INTEREST AND OTHER CHARGES                  25,703     27,669
                                          --------   --------
INCOME BEFORE INCOME TAXES                  60,436     68,567

Income Taxes                                18,131     27,666
                                          --------   --------
NET INCOME                                $ 42,305   $ 40,901
                                          ========   ========
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  (Thousands of Shares)                     77,588     78,063
                                          ========   ========
EARNINGS PER SHARE OF COMMON
  STOCK                                      $0.55      $0.52
                                          ========   ========
DIVIDENDS DECLARED PER SHARE
  OF COMMON STOCK                            $0.32      $0.29
                                          ========   ========


See notes to condensed consolidated  financial statements.

                                      DQE
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                                    March 31,    December 31,
                                                       1996          1995
                                                   ------------  -------------
ASSETS:
Current Assets:
  Cash and temporary cash investments              $    55,430    $    24,767
  Receivables                                          130,185        125,768
  Other current assets, principally
   materials and supplies                              110,755         86,851
                                                   -----------    -----------
      Total Current Assets                             296,370        237,386
                                                   -----------    -----------
Long-term Investments                                  416,631        440,916
                                                   -----------    -----------
Property, Plant and Equipment                        4,724,997      4,746,113
Less Accumulated Depreciation and Amortization      (1,686,266)    (1,685,877)
                                                   -----------    -----------
      Property, Plant and Equipment - Net            3,038,731      3,060,236
                                                   -----------    -----------
Other Non-current Assets:
  Regulatory assets                                    655,883        671,928
  Other                                                 50,806         48,377
                                                   -----------    -----------
      Total Other Non-current Assets                   706,689        720,305
                                                   -----------    -----------
          TOTAL ASSETS                             $ 4,458,421    $ 4,458,843
                                                   ===========    ===========
LIABILITIES AND CAPITALIZATION
Current Liabilities:
  Notes payable                                    $    11,086    $    35,098
  Current maturities and sinking fund
   requirements                                         72,156         71,379
  Accounts payable                                      78,505         90,941
  Accrued liabilities                                   82,838         52,063
  Dividends declared                                    27,292         27,825
  Other                                                 12,481          9,191
                                                   -----------    -----------
      Total Current Liabilities                        284,358        286,497
                                                   -----------    -----------
Deferred Income Taxes - Net                            807,440        801,631
                                                   -----------    -----------
Deferred Investment Tax Credits                        110,203        115,760
                                                   -----------    -----------
Capital Lease Obligations                               36,303         34,546
                                                   -----------    -----------
Deferred Income                                        211,202        221,740
                                                   -----------    -----------
Other                                                  190,493        197,973
                                                   -----------    -----------
Commitments and Contingencies (Note 5)
Capitalization:
  Long-term Debt                                     1,405,895      1,400,993
                                                   -----------    -----------
  Preferred and Preference Stock of Subsidiaries:
  Non-redeemable preferred stock                        63,608         63,608
  Non-redeemable preference stock, Plan Series A        29,407         29,615
                                                   -----------    -----------
  Total preferred and preference stock
   before deferred employee stock ownership
   plan (ESOP) benefit (involuntary liquidation
   values of $92,878 and $93,086 exceed par by
   $28,579 and$28,781, respectively)                    93,015         93,223

   Deferred ESOP benefit                               (21,634)       (22,257)
                                                   -----------    -----------
      Total Preferred and Preference
       Stock of Subsidiaries                            71,381         70,966
                                                   -----------    -----------
  Common Shareholders' Equity:
    Common stock-no par value
     (authorized - 187,500,000 shares;
      issued - 109,679,154 shares)                     991,264        997,461
    Retained earnings                                  716,455        698,986
    Less treasury stock (at cost) (32,066,918
     and 32,123,601 shares, respectively)             (366,573)      (367,710)
                                                   -----------    -----------
      Total Common Shareholders' Equity              1,341,146      1,328,737
                                                   -----------    -----------
          Total Capitalization                       2,818,422      2,800,696
                                                   -----------    -----------
          TOTAL LIABILITIES AND CAPITALIZATION     $ 4,458,421    $ 4,458,843
                                                   ===========    ===========

See notes to condensed consolidated financial statements.

                                      DQE
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1996       1995
                                                          --------   --------
Cash Flows from Operating Activities:
 Operations                                               $ 96,706   $ 88,575
 Changes in working capital other than cash                 (7,226)    34,596
 Other - net                                                (4,896)    (5,930)
                                                          --------   --------
  Net Cash Provided from Operating Activities               84,584    117,241
                                                          --------   --------
Cash Flows Used by Investing Activities:
 Capital expenditures                                      (18,539)   (12,447)
 Long-term investments                                      17,418     (9,194)
 Other - net                                                  (979)    (1,388)
                                                          --------   --------
  Net Cash Used by Investing Activities                     (2,100)   (23,029)
                                                          --------   --------

Cash Flows Used in Financing Activities:
 Decrease in notes payable                                 (19,073)   (10,000)
 Dividends on common stock                                 (24,835)   (22,820)
 Reductions of long-term obligations (net)                  (4,495)    (4,372)
 Repurchase of common stock                                     --    (18,538)
 Other - net                                                (3,418)      (567)
                                                          --------   --------
  Net Cash Used in Financing Activities                    (51,821)   (56,297)
                                                          --------   --------

Net increase in cash and temporary cash investments         30,663     37,915
Cash and temporary cash investments at                      24,767     50,058
 beginning of period                                      --------   --------
Cash and temporary cash investments at end of period      $ 55,430   $ 87,973
                                                          ========   ========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q, are forward-looking statements that involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting DQE and subsidiaries' (the Company's) operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.


1.   CONSOLIDATION, RECLASSIFICATIONS AND ACCOUNTING POLICIES

     DQE is an energy services holding company. Its subsidiaries are Duquesne Light Company (Duquesne), Duquesne Enterprises (DE), DQE Energy Services (DES) and Montauk. DQE and its subsidiaries are collectively referred to as the Company.

     Duquesne is an electric utility engaged in the production, transmission, distribution and sale of electric energy, and is the largest of DQE's subsidiaries. DE makes strategic investments related to DQE's core energy business. These investments enhance DQE's capabilities as an energy provider, increase asset utilization, and act as a hedge against changing business conditions. DES was formed in August 1995 and is a marketing and development company providing energy solutions for customers in domestic and international markets. Montauk is a financial services company that makes long-term investments and provides financing for the Company's initiatives at DE and DES.

     All material intercompany balances and transactions have been eliminated in the preparation of the condensed consolidated financial statements of DQE.

     In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods, and are normal, recurring adjustments. Prior period financial statements were reclassified to conform with the 1996 presentation.

     These statements should be read with the financial statements and notes included in the Form 10-K, Annual Report, filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

     The Company is subject to the accounting and reporting requirements of the SEC. In addition, the Company's electric utility operations are subject to the regulation of the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC). As a result, the consolidated financial statements contain regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71) and reflect the effects of the ratemaking process. Such effects concern mainly the time at which various items enter into the determination of net income in accordance with the principle of matching costs and revenues. (See "Rate Matters," Note 4, on page 7.)

     The Company's long-term investments include certain investments in marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding losses on investments at March 31, 1996, and December 31, 1995, are $5.9 million and $4.4 million, respectively. Reduced for deferred income taxes, net unrealized holding losses on investments are $3.5 million and $2.6 million at March 31, 1996, and December 31, 1995, respectively.


2.   STOCK SPLIT

     On April 19, 1995, the Board of Directors of DQE declared a three-for-two stock split for shareholders of record May 1, 1995. One additional share of common stock was issued for every two shares outstanding as of the record date. All references in the condensed consolidated financial statements as to issued and outstanding shares and per share amounts have been restated to reflect the stock split. The Company increased the quarterly dividend from $.30 to $.32 per share on the post-split shares effective with the dividend paid January 1, 1996. The Board plans to continue its past practice of reviewing the dividend quarterly.


3.   RECEIVABLES

Components of receivables for the periods indicated are as follows:


                                                             March 31,        March 31,      December 31,
                                                              1996              1995             1995
                                                                 (Amounts in Thousands of Dollars)
- - -------------------------------------------------------------------------------------------------------------

Electric customer accounts receivable                       $103,263         $ 94,523            $103,821
Other utility receivable                                      16,258           25,430              22,441
Other receivables                                             31,004           50,967              25,164
     Less:  Allowance for uncollectible accounts             (20,340)         (16,456)            (18,658)
- - -------------------------------------------------------------------------------------------------------------
Receivables less allowance for uncollectible
  accounts                                                   130,185          154,464             132,768
     Less:  Receivables sold                                   --                --                (7,000)
- - -------------------------------------------------------------------------------------------------------------
         Total Receivables                                  $130,185         $154,464            $125,768
=============================================================================================================

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At March 31, 1996 and 1995, the Company had no receivables sold to the unaffiliated corporation. At December 31, 1995, the Company had sold $7 million of receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1996, is one of many sources of funds available to the Company. The Company may attempt to extend the agreement, or to replace the facility with a similar one or to eliminate it upon expiration.

4.   RATE MATTERS

     At this time, the Company has no pending base rate case and has no immediate plans to file a base rate case. In the Company's amended petition currently before the PUC for the sale of its ownership interest in the Ft. Martin Power Station, the Company proposes to freeze its base rates for a five-year period. (See "Sale of Ft. Martin" discussion on page 8.)


Regulatory Assets

     As a result of the application of SFAS No. 71, the Company records regulatory assets on its consolidated balance sheet. The regulatory assets represent probable future revenue to the Company because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

     The Company's electric utility operations currently satisfy the SFAS No. 71 criteria. However, a company's electric utility operations or a portion of such operations could cease to meet these criteria for various reasons, including a change in the PUC or the FERC regulations. Should the Company's electric utility operations cease to meet the SFAS No. 71 criteria, the Company would be required to write off any regulatory assets or liabilities for those operations that no longer meet these requirements. Management will continue to evaluate significant changes in the regulatory and competitive environment in order to assess the Company's overall consistency with the criteria of SFAS No. 71.

     The components of regulatory assets for the periods presented are as follows:


                                            March 31,       December 31,
                                               1996             1995
                                         (Amounts in Thousands of Dollars)
- - ---------------------------------------------------------------------------
Regulatory tax receivable                       $411,165           $414,543
Unamortized debt costs (a)                        97,382             98,776
Deferred rate synchronization costs               43,449             51,149
 (see page 8)
Beaver Valley Unit 2 sale/leaseback               31,187             31,564
 premium (b)
Deferred employee costs (c)                       28,628             31,218
Extraordinary property loss                        4,546              8,300
Deferred nuclear maintenance outage               10,465              6,776
 costs
DOE decontamination and decommissioning           10,461             10,687
 receivable
Deferred coal costs                               12,759             12,753
Other                                              5,841              6,162
- - ---------------------------------------------------------------------------
     Total Regulatory Assets                    $655,883           $671,928
===========================================================================

(a) The premiums paid to reacquire debt prior to scheduled maturity dates are deferred for amortization over the life of the debt issued to finance the reacquisitions.
(b) The premium paid to refinance the Beaver Valley Unit 2 lease was deferred for amortization over the life of the lease.
(c) Includes amounts for recovery of accrued compensated absences and accrued claims for workers' compensation.

     With respect to the financial statement presentation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company reflects the amortization of the regulatory tax receivable resulting from reversals of deferred taxes as depreciation and amortization expense. Reversals of deferred income taxes - net are included in income taxes.

Deferred Rate Synchronization Costs

     In 1987, the PUC approved the Company's petition to defer initial operating and other costs of Perry Unit 1 and Beaver Valley Unit 2 (BV Unit 2). The Company deferred the costs incurred from the date the units went into commercial operation, until the date a rate order was issued. In its rate order, the PUC postponed ruling on whether these costs would be recoverable from the Company's electric utility customers. The Company is not earning a return on the deferred costs. The Company believes that these deferred costs are recoverable. In 1990 and 1995, the PUC permitted other Pennsylvania electric utilities rate recovery of such costs.

     As a result of negotiations with the sole intervenor in proceeding before the PUC related to the Company's plan for the sale of its ownership interest in the Ft. Martin Power Station, the Company agreed to charge off $9.0 million related to the depreciation portion of deferred rate synchronization costs. The Company has recorded a $7.7 million write-off of deferred rate synchronization costs in the first quarter of 1996. (See "Sale of Ft. Martin" discussion, below.) The Company's amended petition currently under consideration by the PUC also proposes to amortize the remaining $42.1 million of deferred rate synchronization costs over a ten-year period.


Property Held for Future Use

     In 1986, the PUC approved the Company's request to remove Phillips Power Station (Phillips) and a portion of Brunot Island Power Station (BI) from service and from rate base. The Company expects to recover its net investment in these plants through future electricity sales. The Company believes its investment in these plants will be necessary in order to meet future business needs outlined in the Company's plans for optimizing generation resources. If business opportunities do not develop as expected, the Company will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, the Company may have to write off part or all of their costs. A portion of the BI combustion turbine capacity currently held for future use may be returned to service pending the outcome of the sale of the Company's ownership interest in the Ft. Martin Power Station. (See "Sale of Ft. Martin" discussion, below.) At March
31, 1996, the Company's net investment in Phillips and BI held for future use was $78.3 million and $44.9 million, respectively.


Sale of Ft. Martin

     In December 1995, the Company filed a Petition for Declaratory Order with the PUC requesting approval for the sale of its ownership interest in the Ft. Martin Power Station and for a six-point plan to be financed in part by the proceeds of the Ft. Martin transaction. Under the plan, the Company offers to freeze its base rates for a period of five years. In addition, the Company proposes to record a one-time reduction of approximately $130 million in the value of the Company's nuclear plant investment. The Company also proposes to use the proceeds from the sale to finance reliability enhancements to the simple cycle units located at BI, to retire debt and to reduce equity. The plan also proposes an annual increase of $25 million for three years in depreciation and amortization expense related to the Company's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5 million for five years, without any increase in existing electric rates. Lastly, the Company proposes a five-year annual $5 million credit to the Energy Cost Rate Adjustment Clause (ECR) to compensate the Company's electric utility customers for the lost profits from any reduced short-term power sales foregone by the sale of its ownership interest in the Ft. Martin Power Station.

     In April 1996, the Company filed an Amendment to Petition for Declaratory Order (the Amendment). The Amendment resulted from negotiations with the Office of Consumer Advocate, the sole intervenor in this proceeding. The Amendment adds the following three proposals to the original six-point plan for the sale of the Company's ownership interest in the Ft. Martin Power Station

(discussed in the preceding paragraph). In addition to the original annual credit of $5 million to the ECR, the Company proposes to cap energy costs beginning April 1, 1997, through the remainder of the plan period, at the historical five-year average of 14.7 mils per kilowatt hour. Second, the Company agrees to charge off $9 million related to the depreciation portion of the $51.1 million of deferred rate synchronization costs associated with BV Unit 2 and Perry Unit 1. Thereafter, the Company proposes to amortize the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. Finally, the Company proposes to contribute $.5 million annually to a supplemental low-income customer assistance program. This bill payment program, which is also subject to PUC approval, will be designed to provide financial assistance to low-income electric customers. The PUC is currently reviewing the Company's amended petition.


5.   COMMITMENTS AND CONTINGENCIES

Construction

     The Company estimates that it will spend, excluding Allowance for Funds Used During Construction (AFC) and nuclear fuel, approximately $90 million on electric utility construction during 1996. Approximately $5 million of capital expenditures for the reliability enhancements to the simple cycle units located at BI contemplated in the Company's amended petition before the PUC are excluded from this estimate. (See "Sale of Ft. Martin" discussion on page 8.)


Nuclear-Related Matters

     The Company operates two nuclear units and has an ownership interest in a third. The operation of a nuclear facility involves special risks, potential liabilities and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

     Nuclear Decommissioning. The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit 1 (BV Unit 1) could begin in 1977, and that recovery for BV Unit 2 and Perry Unit 1 could begin in 1988. The Company expects to decommission BV Unit 1, BV Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license, 2016, 2027 and 2026, respectively. BV Unit 1 will be placed in safe storage until the expiration of the BV Unit 2 operating license, at which time the units may be decommissioned together.

     Based on site-specific studies finalized in 1992 for BV Unit 2, and in 1994 for BV Unit 1 and Perry Unit 1, the Company's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine the Company's cost of service, are $122 million for BV Unit 1, $35 million for BV Unit 2 and $67 million for Perry Unit 1.

     In conjunction with an August 18, 1994, PUC Accounting Order, the Company has increased the annual contribution to its decommissioning trusts by approximately $2 million, to bring the total annual funding to approximately $4 million per year. In collaboration with the Company and several other Pennsylvania utilities, the PUC Office of Special Assistants is evaluating various decommissioning issues, including funding methods. The Company expects that any action relating to any forthcoming PUC report will result in further increases in annual contributions to its decommissioning trusts. Consistent with these anticipated future PUC actions, the Company's amended petition before the PUC for the sale of its ownership interest in the

Ft. Martin Power Station provides for additional annual contributions to its nuclear decommissioning funds of $5 million for five years without any increase in existing electric utility rates. (See "Sale of Ft. Martin" discussion on page 8.)

     The Company records decommissioning costs under the category of depreciation and amortization expense and accrues a liability, equal to that amount for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio of municipal bonds, certificates of deposit and United States government securities having a weighted average duration of four to seven years. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at March 31, 1996, totaled approximately $29.0 million. On the Company's consolidated balance sheet, the decommissioning trusts have been reflected in long-term investments, and the related liability has been recorded as other non-current liabilities.

     Nuclear Insurance. All of the companies with an interest in BV Unit 1, BV Unit 2 and Perry Unit 1 maintain nuclear property insurance, which provides coverage for property damage, decommissioning and decontamination liabilities. The Company's share of this program provides for $1.2 billion of insurance coverage for its net investment of $400.0 million in the Beaver Valley Power Station (BVPS) and $559.3 million in Perry Unit 1, plus its interest in BV Unit 2 with lease commitments of $402.8 million, at March 31, 1996. The lease commitments of $402.8 million represent the net present value of future lease payments discounted at 10.94 percent, the return currently authorized the Company by the PUC. The Company would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, the Company could be assessed retrospective premiums totaling a maximum of $10.9 million.

     The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. The Company has purchased $200 million of insurance, the maximum amount available, which provides the first level of financial protection.

     Additional protection of $8.3 billion would be provided by an assessment of up to $75.5 million per incident on each nuclear unit in the United States. The Company's maximum total assessment, $56.6 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. A further surcharge of 5 percent could be levied if the total amount of public claims exceeded the funds provided under the assessment program. Additionally, a state premium tax may be charged on the assessment and surcharge. Finally, the United States Congress could impose other revenue-raising measures on the nuclear industry if funds prove insufficient to pay claims.

     The Company carries extra expense insurance which would pay the incremental cost of any replacement power purchased (in addition to costs that would have been incurred had the units been operating) and other incidental expense after the occurrence of certain types of accidents at its nuclear units in a limited amount for a limited period of time. The coverage provides for 100 percent of the estimated extra expense per week during the 52-week period starting 21 weeks after an accident and 80 percent of such estimate per week for the following 104 weeks with no coverage thereafter. The amount and duration of actual extra expense could substantially exceed insurance coverage. NEIL also provides this insurance. If NEIL's reserves are inadequate to cover claims at any United States nuclear site covered by that insurer, the Company could be assessed retrospective premiums totaling a maximum of $3.5 million.

   Beaver Valley Power Station Steam Generators. BVPS's two units are equipped with steam generators that were designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has removed approximately 15 percent of its steam generator tubes from service through a process called plugging. However, BV Unit 1 continues to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called sleeving. To date, no tubes at either unit have been sleeved. BV Unit 2, which was placed in service eleven years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Less than 2 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem.

   The Company has undertaken certain measures, such as increased inspections, water chemistry control, and tube plugging, to minimize the operational impact of and to reduce susceptibility to ODSCC. Although the Company has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of BV Unit 1's steam generators. The total replacement cost of BV Unit 1's steam generators is currently estimated at approximately $125 million. The Company would be responsible for $59 million of this total, which includes the cost of equipment removal and replacement, but excludes replacement power costs. The earliest that BV Unit 1's steam generators could be replaced is 1999.

   BV Unit 1 completed its 11th refueling outage on May 11, 1996. The outage lasted 49 days and was the shortest refueling outage in the history of the unit. During the outage, various inspections of the unit's steam generators were made, including examinations using a new "Plus Point" probe. Use of the probe found fewer defects than expected at the top of the steam generators' tube sheets. In addition, the Company returned to service tubes that had previously been plugged. The net result of activity during the refueling outage is that the number of steam generator tubes in service at the end of the outage is 85 percent, approximately 1 percent greater than at the beginning of the outage.

   The Company continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to perform 100 percent tube inspections at each unit during future refueling outages. The Company will continue to monitor and evaluate the condition of the BVPS steam generators.

     Spent Nuclear Fuel Disposal. The Nuclear Waste Policy Act of 1982 established a policy for handling and disposing of spent nuclear fuel and a policy requiring the established final repository to accept spent fuel. Electric utility companies have entered into contracts with the Department of Energy (DOE) for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent fuel before 2010 at the earliest. Existing on-site spent fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2016, 2010 and 2011, respectively.

     Uranium Enrichment Decontamination and Decommissioning Fund. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At March 31, 1996, the Company's liability for contributions is approximately $9.9 million (subject to an inflation adjustment). Contributions, when made, are recovered from electric utility customers through the ECR.

Guarantees

     The Company and the owners of Bruce Mansfield Power Station have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At March 31, 1996, the Company's share of these guarantees was $21.1 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by the Company solely in relation to these obligations are $23.1 million at March 31, 1996.

     The Company has entered into various partnerships to enhance the credit associated with affordable housing investments made by third-party investors. As part of the transactions, the Company has guaranteed a minimum defined yield and the funding of certain defined operating deficits in return for a fee. A portion of the fees received has been deferred to absorb any required payments with respect to these transactions. Based on an evaluation of the underlying housing projects, it is management's belief that such deferrals are ample for this purpose.


Residual Waste Management Regulations

     In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. The Company is assessing the sites it utilizes and has developed compliance strategies under review by the DEP. Capital compliance costs of $3.0 million were incurred by the Company in 1995 to comply with these DEP regulations; on the basis of information currently available, an additional $2.5 million will be incurred in 1996. The expected additional capital cost of compliance through the year 2000 is estimated, based on current information, to be approximately $25 million. This estimate is subject to the results of ground water assessments and DEP final approval of compliance plans.


Other

     The Company is involved in various other legal proceedings and environmental matters. The Company believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position or results of operations.



                         ______________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part I, Item 2 of this Quarterly Report, Form 10-Q (Report) should be read in conjunction with the Company's condensed consolidated financial statements, which are set forth on pages 2 through 12 in Part I, Item 1 of this Report.


General
- - -------------------------------------------------------------------------------

    DQE is an energy services holding company formed in 1989. Its subsidiaries are Duquesne Light Company (Duquesne), Duquesne Enterprises (DE), DQE Energy Services (DES) and Montauk. DQE and its subsidiaries are collectively referred to as the Company.

    Duquesne is an electric utility engaged in the production, transmission, distribution and sale of electric energy, and is the largest of DQE's subsidiaries. DE makes strategic investments related to DQE's core energy business. These investments enhance DQE's capabilities as an energy provider, increase asset utilization, and act as a hedge against changing business conditions. DES was formed in August 1995 and is a marketing and development company providing energy solutions for customers in domestic and international markets. Montauk is a financial services company that makes long-term investments and provides financing for the Company's initiatives in high quality products, services and energy solutions for its customers.


The Company's  Electric Service Territory

    The Company's utility operations provide electric service to customers in Allegheny County, including the City of Pittsburgh, and Beaver County. This represents a service territory of approximately 800 square miles in southwestern Pennsylvania. The population of the area served by the Company's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 customers within this service area, the Company's utility operations also sell electricity to other utilities beyond the Company's service territory.


Regulation

    The Company's electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC), as well as to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

    The Company's electric utility operations are also subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1. The Company is also subject to the accounting and reporting requirements of the United States Securities and Exchange Commission.

    The Company's consolidated financial statements report regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), and reflect the effects of the ratemaking process.

In accordance with SFAS No. 71, the Company's consolidated financial statements reflect regulatory assets and liabilities based on current cost-based ratemaking regulations. The regulatory assets represent probable future revenue to the Company because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

    The Company's electric utility operations currently satisfy the SFAS No. 71 criteria. However, a company's utility operations or a portion of such operations could cease to meet these criteria for various reasons, including a change in the PUC or the FERC regulations. (See "Competition" discussion on page 17.) Should the Company's electric utility operations cease to meet the SFAS No. 71 criteria, the Company would be required to write off any regulatory assets or liabilities for those operations that no longer meet these requirements. Management will continue to evaluate significant changes in the regulatory and competitive environment in order to assess the Company's overall consistency with the criteria of SFAS No. 71.


Results of Operations
- - -------------------------------------------------------------------------------

Seasonality
- - -----------

    The quarterly results are not necessarily indicative of full-year operations because of seasonal fluctuations. Sales of electricity to customers by the Company's electric utility operations tend to increase during the warmer summer and colder winter seasons because of greater customer use of electricity for cooling and heating, respectively.

    In the near term, weather conditions and the overall level of business activity in the Company's electric utility service territory are expected to continue to be the primary factors affecting sales of electricity to customers. In the long-term, the Company's electric sales may also be affected by increased competition in the electric utility industry. (See "Competition" discussion on page 17.)


Operating Revenues

    Total operating revenues increased $2.2 million during the first quarter of 1996 as compared to the first quarter of 1995 due to higher sales of electricity. The severe winter weather during the first three months of 1996 resulted in higher sales of electricity to residential customers of 2.7 percent. First quarter 1996 sales to commercial and industrial customers were comparable to commercial and industrial sales for the first quarter of 1995. The colder winter temperatures also resulted in greater demand for electricity from other utilities. Revenue from sales of electricity to other utilities increased $3.5 million, or 27.8 percent, in the first quarter of 1996 when compared to the first quarter of 1995.

    The $3.3 million comparative decrease in other operating revenues reflects the restructuring of Chester Engineers (Chester), a subsidiary of DE and the absence of increased billings in 1995 to the other joint owners of Beaver Valley Unit 1 (BV Unit 1) related to the scheduled refueling outage.

Operating Expenses

    Total operating expenses increased $11.5 million during the first quarter of 1996 as compared to the first quarter of 1995.

    Fuel and purchased power expense was $4.1 million greater in the first quarter of 1996 when compared to the first quarter of 1995. This increase in fuel and purchased power expense is consistent with the 1996 first quarter increase in electric sales volume.

    First quarter other operating expense decreased $2.7 million when compared to 1995. The 3.6 percent net decrease includes reduced expenses resulting from electric utility cost reductions and the restructuring of Chester. Also influencing other operating expense were costs associated with DES, formed in August 1995.

    The timing of BV Unit 1 and Perry Unit 1 refueling outages resulted in a shift between utility other operating and maintenance expenses when comparing the three months ended March 31, 1996, with the same period in 1995.

    Depreciation and amortization expense for the first quarter increased $8.2 million, or 16.8 percent, due primarily to the amortization of the regulatory asset associated with deferred rate synchronization costs. (See "Deferred Rate Synchronization Costs" and "Sale of Ft. Martin" discussions on pages 8 and 16, respectively.)

    Other income decreased $.8 million in the first quarter of 1996 when compared to the first quarter of 1995. First quarter 1996 income generated by long-term investments was comparable to the first quarter 1995 pre-tax gain of approximately $7.2 million related to the acquisition of International Power Machines (IPM) (in which the Company had a $2.8 million equity investment) by Exide Electronics Group (Exide).

    Income taxes decreased $9.5 million compared to the first quarter of 1995 primarily because of lower income before income taxes and amortization of deferred investment tax credits.


Liquidity and Capital Resources
- - -------------------------------------------------------------------------------

Financing

    The Company expects to meet its current obligations and debt maturities through the year 2000 with funds generated from operations and through new financings. At December 31, 1995, the Company was in compliance with all of its debt covenants.

    The Company's 1947 first mortgage bond indenture was retired in the third quarter of 1995 following the maturity of the last bond series issued under the indenture. All of the Company's First Collateral Trust Bonds have been issued under a new mortgage indenture established in April 1992 (the 1992 Indenture). All First Collateral Trust Bonds became first mortgage bonds when the 1947 mortgage indenture was retired. The 1992 Indenture includes more flexible provisions and eliminates conventions such as mandatory sinking funds and formula-derived maintenance and replacement clauses.

         On May 14, 1996, Duquesne Capital L.P., a Delaware special purpose limited partnership whose sole general partner is Duquesne, issued in aggregate $150 million, principal amount of 8-3/8% Cumulative Monthly Income Preferred Securities, Series A, with a stated liquidation value of $25. The Company intends to apply the proceeds of such loan or loans to the payment or provision for payment at maturity, the purchase, on the open market, in private transactions or otherwise, or the redemption of outstanding securities, including the payment of $50 million in aggregate principal amount of long-term debt maturing May 15, 1996 and for general corporate purposes.

Stock Split

    On April 19, 1995, the Board of Directors of DQE declared a three-for-two stock split for shareholders of record May 1, 1995. One additional share of common stock was issued for every two shares outstanding as of the record date. The Company increased the quarterly dividend from $.30 to $.32 per share on the post-split shares effective with the dividend paid January 1, 1996. The Board plans to continue its past practice of reviewing the dividend quarterly.


Investing
- - -------------------------------------------------------------------------------

    The Company's long-term investments focus in five principal areas: affordable housing, natural gas reserves, lease and leasehold investments, environmental services, and energy solution investments. The Company invested $1.0 million and $10.6 million in affordable housing funds in the first quarter of 1996 and 1995, respectively. During the first quarter of 1996, the Company had sales of long-term investments of $17.4 million, primarily in lease and leasehold investments.

    On February 8, 1995, IPM was acquired by Exide. As a result of this merger, the Company acquired 526,250 shares of Exide common stock, a 6.8 percent interest. Since the merger, the Company has acquired an additional 532,500 shares of Exide for $9.8 million. At March 31, 1996, the Company held an 11.6 percent interest in Exide. Other long-term investments at March 31, 1996, included a $14.0 million investment in Exide common stock.

    On August 31, 1995, Chester repurchased 30 percent of its own outstanding common stock for $6 million. As a result of this purchase, DE owns 100 percent of the outstanding common stock of Chester. On February 28, 1996, DE signed a letter of intent to issue a one year option to an unaffiliated third-party (the Purchaser) to acquire 71 percent of DE's interest in Chester. The Purchaser's option to acquire its interest in Chester can only be exercised simultaneously with an initial public offering (IPO) of Chester's stock. Subsequent to the IPO, it is estimated that Chester's stock would be held 21 percent, 28 percent, and 51 percent by DE, the public and the Purchaser, respectively.


Outlook
- - -------------------------------------------------------------------------------

Sale of Ft. Martin

    On November 29, 1995, the Company and AYP Capital, Inc., an unregulated subsidiary of the Allegheny Power System (APS), entered into an agreement for the sale of the Company's 50 percent ownership interest in Unit 1 of the Ft. Martin Power Station, for the sum of $169 million. The agreement is subject to all necessary regulatory approvals. On December 20, 1995, the Company filed a Petition for Declaratory Order with the PUC requesting approval for the sale in conjunction with a six-point plan to be financed in part by the proceeds of the Ft. Martin transaction. Under the plan, the Company offers to freeze its base rates for a period of five years. In addition, the Company proposes to record a one-time reduction of approximately $130 million in the value of the Company's nuclear plant investment. The Company also proposes to use the proceeds from the sale to finance reliability enhancements to the simple cycle units located at Brunot Island (BI), to retire debt and to reduce equity. The BI simple cycle units will provide 135 megawatts (MW) of summer peaking capacity and 168 MW of winter peaking capacity and permit the Company to achieve greater operational flexibility in meeting peak system demands. The plan also proposes an annual increase of $25 million for three years in depreciation and amortization expense related to the Company's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5 million for five years, without any increase in existing electric rates. Lastly, the Company proposes a five-year annual $5 million credit to the ECR to compensate the

Company's electric utility customers for the lost profits from any reduced short-term power sales foregone by the sale of its ownership interest in the Ft. Martin Power Station.

    In April 1996, The Company filed an Amendment to Petition for Declaratory Order (the Amendment). The Amendment resulted from negotiations with the Office of Consumer Advocate, the sole intervenor in this proceeding. The Amendment adds the following three proposals to the original six-point plan for the sale of the Company's ownership interest in the Ft. Martin Power Station (discussed in the preceding paragraph). In addition to the original annual credit of $5 million to the ECR, the Company proposes to cap energy costs beginning April 1, 1997, through the remainder of the plan period, at the historical five-year average of
14.7 mils per kilowatt hour. Second, the Company agrees to charge off $9 million related to the depreciation portion of the $51.1 million of deferred rate synchronization costs associated with BV Unit 2 and Perry Unit 1. Thereafter, the Company proposes to amortize the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. Finally, the Company proposes to contribute $.5 million annually to a supplemental low-income customer assistance program. This bill payment program, which is also subject to PUC approval, will be designed to provide financial assistance to low-income electric customers.

    The PUC is currently reviewing the Company's amended petition.

Competition

    The electric utility industry is undergoing fundamental change in response to the open transmission access and increased availability of energy alternatives fostered by the National Energy Policy Act of 1992 (NEPA), which has served to increase competition in the industry. Previously captive customers are seeking freedom to choose alternative suppliers of energy. These competitive pressures require utilities to offer competitive pricing and terms to retain customers and to develop new markets for the optimal utilization of their generation capacity.

    In Pennsylvania, the PUC currently is conducting an investigation concerning regulatory reform and has indicated an intention to issue a report to the governor and the Pennsylvania General Assembly by June 1996. The PUC staff issued an interim report in August 1995 that recommended that retail wheeling not be implemented at that time because of concerns that retail wheeling would benefit large industrial customers at the expense of smaller customers and utility shareholders who would absorb the costs of stranded investments, and that service reliability could be impaired. The report concludes that performance-based ratemaking, wholesale competition and utility cost cutting could provide the benefits of retail wheeling without the attendant disruptions. The Company cannot predict whether the PUC will adopt the recommendations of this interim report. In addition, legislation related to retail customer choice recently was introduced in the state legislature. The Company cannot predict what legislation, if any, may ultimately be enacted.

    At the national level, on April 24, 1996, the FERC issued two related final rules that address the terms on which electric utilities will be required to provide wholesale suppliers of electric energy with nondiscriminatory access to the utility's wholesale transmission system. The first rule, Order No.
888, addresses both open access and stranded cost issues. Each public utility that owns, controls or operates interstate transmission facilities is required to file within sixty days from May 10, 1996, the date of publication of the order in the Federal Register, a tariff that offers unbundled transmission services containing non-rate terms that conform to the FERC's Order 888 pro forma tariff and to propose rates for these services. The rules indicate FERC's willingness to defer to state regulators with respect to retail access, recovery of retail stranded costs and the scope of state regulatory jurisdiction.

    Order No. 888 also provides for full recovery of those costs that were prudently incurred to serve wholesale (and retail-turned wholesale) customers that subsequently leave a utility's system. These costs will be recovered from the departing customers. However, the FERC will not be the forum for recovery of stranded costs arising when retail customers leave a utility's system, even if their new suppliers rely on FERC jurisdiction transmission services, unless state regulators lack authority under state law to provide for recovery.

    The second rule, Order No. 889, is the Open Access Same Time Information rule (OASIS). This rule prohibits transmission owners and their affiliates from gaining preferential access to information concerning transmission and establishes a code of conduct to ensure the complete separation of a utility's wholesale power marketing and transmission operation functions.


    Finally, the FERC simultaneously issued a new NOPR on Capacity Reservation Open Access Transmission Tariffs ("CRT"), which would require all market participants to reserve firm capacity rights between designated receipt and delivery points. If adopted, the CRT would replace the open access pro forma tariff implemented in Order No. 888.

    The Company is aware of the foregoing state and federal regulatory and business uncertainties, and is attempting to position itself to operate in a more competitive environment. Because of the Company's current electric generating configuration, some of its baseload capacity is used less than optimally. The Company is currently considering ways to align its generating capabilities more closely with customer demand. Its current rate structure allows some flexibility in setting rates to retain its customer base and attract new business. In addition, although currently sales to wholesale customers do not account for a significant portion of the Company's revenues, open access transmission offers the Company the opportunity to sell power on a market basis to customers outside of its service territory. The company is currently evaluating the impact of the FERC's recent action on its transmission access filings currently before the FERC. (See "Transmission Access" discussion on page 19.)


    Open access transmission requirements implicitly create the potential for stranded costs. The Company has implemented, and will continue to evaluate, the accelerated depreciation of its generating assets as one method to guard against the competitive risks of stranded investments. The FERC Order No. 888 provides for stranded cost recovery from wholesale customers, but the details of implementation remain unclear. Recovery of retail stranded costs, if any, will be determined at the state level when retail wheeling is addressed. The amended petition for the sale of the Company's ownership interest in the Ft. Martin Power Station currently before the PUC proposes an annual increase of $25 million for three years in depreciation and amortization expense related to the Company's nuclear investment. This amended petition also proposes to record a one-time write-down in the value of the Company's nuclear plant investment of approximately $130 million and to increase by $5 million the annual contribution to the Company's nuclear plant decommissioning funds, for a total of $25 million in contributions over the next five years. Finally, the amended petition proposes the recognition of $51.1 million of deferred rate synchronization costs over a ten-year period. (See "Sale of Ft. Martin" discussion on page 16.) These current and proposed accelerated investment cost recovery measures will be absorbed by the Company without an increase in base rates. Although the Company believes the initiatives proposed in the amended petition will enable it to maintain and expand its existing customer base, if the proposal is approved, the Company could face the risk of reduced rates of return if unforeseen costs arise and if revenues from sales prove inadequate to fund those costs.


    The Company believes that these and similar strategies will strengthen its position to succeed in a more competitive environment by eliminating the need to charge its electric utility customers in the future for these currently recognized expenses. At this time, however, there is no assurance as to the extent to which Company initiatives can or will ultimately eliminate regulatory and other uncertainties associated with increased competition.

Transmission Access

    In March 1994, the Company submitted, pursuant to the Federal Power Act, two separate "good faith" requests for transmission service with APS and the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies), respectively. Each request is based on 20-year firm service with flexible delivery points for 300 MW of transfer capability over the APS and PJM Companies transmission networks, which together extend from western Pennsylvania to the East Coast. Because of a lack of progress on pricing and other issues, on August 5 and September 16, 1994, the Company filed with the FERC applications for transmission service from the PJM Companies and APS, respectively. The applications are authorized under Section 211 of the Federal Power Act, which requires electric utilities to provide firm wholesale transmission service. In May 1995, the FERC issued proposed orders instructing APS and the PJM Companies to provide transmission service to the Company and directing the parties to negotiate specific rates, terms and conditions. The Company was unable to agree to terms for transmission service with either APS or the PJM Companies. Briefs were filed with the FERC outlining the areas of disagreement among the companies. The matter is now pending before the FERC.

    The Company is currently evaluating the impact of FERC actions (previously discussed in "Competition") on these proceedings. The Company cannot predict the final outcome of these proceedings.


Generation Resource Optimization

    The Company's plans for optimizing generation resources are designed to reduce underutilized generating capacity, promote competition in the wholesale marketplace, maintain stable prices and meet customer-specified levels of service reliability. The Company is committed to explore firm energy sales to wholesale customers, system power sales, system power sales with specific unit back-up, unit power sales, generating asset sales and any other approach to efficiently managing capacity and energy.

    The proposed sale of the Company's ownership interest in the Ft. Martin Power Station demonstrates the Company's ongoing efforts to optimize the utilization of generation resources. (See "Sale of Ft. Martin" discussion on page 16.) The sale is expected to reduce power production costs by employing a cost-effective source of peaking capacity through enhanced reliability of the simple cycle units at BI. Implementation of the proposed plan will better align the Company's generating capabilities with its native load requirements.


Customer Service Guarantees

    The Company's commitment to provide reliable, quality service to its electric utility customers is characterized by its customer service guarantees. On March 6, 1995, Duquesne became the first Pennsylvania regulated utility, and the third in the United States, to offer its residential customers guarantees of its commitment to courteous, reliable and efficient service. The Company offers a $25 credit to a customer's account if the Company fails to provide accurate billings; to meet punctual service appointments; to extend prompt, courteous and professional service; or to connect new services within one day of the date requested by the customer.

Customer Advanced Reliability System

    In January 1996, the Company announced its Customer Advanced Reliability System, a new communications service that will provide its electric utility customers with superior levels of service reliability, security and convenience. The Company has signed a long-term, full service contract with Itron, Inc. (Itron), a leading supplier of energy information and communication solutions to the electric utility industry. Over the next two years, Itron will install, operate and maintain a communications network that will provide the Company with an electronic link to its 580,000 customers.

    The Customer Advanced Reliability System is designed to respond to customer needs on the basis of immediate information about the status of power delivery at individual homes and businesses. This electronic communications service is another major element in the Company's multi-step plan to make the Company's electric utility operations more competitive and efficient.

                         ______________________________

Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a.  On April 23, 1996, DQE held its 1996 Annual Meeting of Shareholders.

     b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement dated March 18, 1996, and all nominees were elected.

    c. Three matters were submitted to shareholders for a vote at the Annual Meeting.

         Issue 1 was the election of three directors to the Board of Directors to serve until the 1999 Annual Meeting and until their respective successors have been chosen and qualified. The vote on this issue was as follows:

                                                                         Broker
           Nominee                       For              Withheld        Non-Votes
          ---------                      ----------      ---------        ---------

          Sigo Falk                      64,153,983      1,592,916        740,785
          Eric W. Springer               64,007,814      1,592,916        740,785
          Wesley W. von Schack           64,147,539      1,592,916        740,785

         The following directors' terms continue after the Annual Meeting of
         Shareholders:
         until 1998 - Doreen E. Boyce, David D. Marshall and Robert Mehrabian; until 1997 - Daniel Berg, Robert P. Bozzone, William H. Knoell and Thomas J. Murrin.

         Issue 2 was for the approval of amendments to the Long-Term Incentive Plan, originally adopted by the stockholders in 1987 and subsequently amended in 1993. The vote on this issue was as follows:

         For   47,546,320           Against   8,463,034            Abstain  1,916,316
               ----------                     ---------                     ---------
                                     Broker Non-Votes   8,532,228
                                                        ---------

         Issue 3 was the ratification of the appointment, by the Board of Directors, of Deloitte & Touche LLP as independent public accountants to audit the books of the Company for the year ending December 31, 1996. The vote on this issue was as follows:

         For   64,481,141           Against   517,236              Abstain  734,740
               ----------                     -------                       -------
                                     Broker Non-Votes   733,523
                                                        -------

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits:
            EXHIBIT 27.1 - Financial Data Schedule

         b. No Current Report on Form 8-K was filed during the three months ended March 31, 1996.

                         ______________________________

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DQE
                                                     -----
                                                  (Registrant)



Date May 15, 1996                             /s/ Gary L. Schwass
     ------------                             ----------------------
                                                   (Signature)
                                                 Gary L. Schwass
                                       Executive Vice President, Treasurer
                                        and Principal Financial Officer



Date May 15, 1996                             /s/ Morgan K. O'Brien
     ------------                             -----------------------
                                                    (Signature)
                                                 Morgan K. O'Brien
                                                   Controller and
                                           Principal Accounting Officer