Form 10-Q
period 1996-06-30
DQE INC
filed 1996-08-14
CIK 846930

                                                                  [CONFORMED]

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1996
                                       -------------

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From            to
                                    ----------    ---------

                             Commission File Number
                             ----------------------
                                    1-10290

                                   DQE, Inc.
                                   ---------
            (Exact name of registrant as specified in its charter)


            Pennsylvania                               25-1598483
            ------------                             ---------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                    Cherrington Corporate Center, Suite 100
         500 Cherrington Parkway, Coraopolis, Pennsylvania  15108-3184
         -------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:   (412) 262-4700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE Common Stock, no par value - 77,188,434 shares outstanding as of June 30, 1996 and 77,193,585 shares outstanding as of July 31, 1996.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                      DQE
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                (Thousands of Dollars, Except Per Share Amounts)
                                  (Unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                   ------------------  ------------------
                                     1996      1995      1996      1995
                                   --------  --------  --------  --------
Operating Revenues
  Sales of Electricity:
    Customers - net                $258,896  $251,437  $524,066  $514,581
    Utilities                        15,077    12,027    31,042    24,516
                                   --------  --------  --------  --------
  Total Sales of Electricity        273,973   263,464   555,108   539,097
  Other                              19,384    19,908    38,767    42,552
                                   --------  --------  --------  --------
    Total Operating Revenues        293,357   283,372   593,875   581,649
                                   --------  --------  --------  --------

Operating Expenses
  Fuel and purchased power           58,695    52,825   117,860   107,925
  Other operating                    71,744    70,851   142,175   143,947
  Maintenance                        18,864    21,029    39,368    39,859
  Depreciation and amortization      55,827    50,427   112,808    99,201
  Taxes other than income taxes      20,842    21,370    42,963    43,240
                                   --------  --------  --------  --------
    Total Operating Expenses        225,972   216,502   455,174   434,172
                                   --------  --------  --------  --------

OPERATING INCOME                     67,385    66,870   138,701   147,477
                                   --------  --------  --------  --------
OTHER INCOME                         16,817    10,706    31,640    26,335
                                   --------  --------  --------  --------
INTEREST AND OTHER CHARGES           26,673    27,535    52,376    55,204
                                   --------  --------  --------  --------
INCOME BEFORE INCOME TAXES           57,529    50,041   117,965   118,608

INCOME TAXES                         18,557    14,356    36,688    42,022
                                   --------  --------  --------  --------
NET INCOME                         $ 38,972  $ 35,685  $ 81,277  $ 76,586
                                   ========  ========  ========  ========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  (Thousands of Shares)              77,392    77,565    77,490    77,812
                                   ========  ========  ========  ========

 EARNINGS PER SHARE OF
  COMMON STOCK                         $.50      $.46     $1.05      $.98
                                   ========  ========  ========  ========

DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK                $.32      $.30      $.64      $.59
                                   ========  ========  ========  ========

See notes to condensed consolidated financial statements.

                                      DQE
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                            June 30,    December 31,
                                              1996          1995
                                          ------------  -------------
ASSETS
Current assets:
  Cash and temporary cash investments     $   138,554    $    24,767
  Receivables                                 129,868        125,768
  Other current assets, principally
   materials and supplies                     117,532         86,851
                                          -----------    -----------
      Total current assets                    385,954        237,386
                                          -----------    -----------
Long-term investments                         467,795        440,916
                                          -----------    -----------
Property, plant and equipment               4,737,240      4,746,113
Less:  Accumulated depreciation and
 amortization                              (1,729,868)    (1,685,877)
                                          -----------    -----------
      Property, plant and equipment -
       net                                  3,007,372      3,060,236
                                          -----------    -----------
Other non-current assets:
  Regulatory assets                           650,350        671,928
  Other                                        53,523         48,377
                                          -----------    -----------
      Total other non-current assets          703,873        720,305
                                          -----------    -----------
          TOTAL ASSETS                    $ 4,564,994    $ 4,458,843
                                          ===========    ===========
LIABILITIES AND CAPITALIZATION
Current liabilities:
  Notes payable                           $    39,087    $    35,098
  Current maturities and sinking fund
   requirements                                23,926         71,379
  Accounts payable                             77,059         90,941
  Accrued liabilities                          46,418         52,063
  Dividends declared                           27,168         27,825
  Other                                         9,429          9,191
                                          -----------    -----------
      Total current liabilities               223,087        286,497
                                          -----------    -----------
Deferred income taxes - net                   820,397        801,631
                                          -----------    -----------
Deferred investment tax credits               104,645        115,760
                                          -----------    -----------
Capital lease obligations                      31,866         34,546
                                          -----------    -----------
Deferred income                               200,664        221,740
                                          -----------    -----------
Other                                         208,400        197,973
                                          -----------    -----------
Commitments and contingencies (Note 4)
Capitalization:
  Long-term debt                            1,416,557      1,400,993
                                          -----------    -----------
  Preferred and preference stock of
   subsidiaries:
    Non-redeemable preferred stock            213,608         63,608
    Non-redeemable preference stock,
     Plan Series A                             29,241         29,615
                                          -----------    -----------
    Total preferred and preference
     stock before deferred employee
     stock ownership plan (ESOP) benefit
     (involuntary liquidation values
     of $242,711 and $93,086 exceed par
     by $28,417 and $28,781,
     respectively)                            242,849         93,223
    Deferred ESOP benefit                     (20,841)       (22,257)
                                          -----------    -----------
      Total preferred and preference
       stock of subsidiaries                  222,008         70,966
                                          -----------    -----------

  Common shareholders' equity:
    Common stock - no par value
    (authorized - 187,500,000 shares;
    issued - 109,679,154 shares)              984,665        997,461
    Retained earnings                         730,709        698,986
    Less treasury stock (at
     cost)(32,490,720 and 32,123,601
     shares, respectively)                   (378,004)      (367,710)
                                          -----------    -----------
      Total common shareholders' equity     1,337,370      1,328,737
                                          -----------    -----------
          Total capitalization              2,975,935      2,800,696
                                          -----------    -----------
          TOTAL LIABILITIES AND
           CAPITALIZATION                 $ 4,564,994    $ 4,458,843
                                          ===========    ===========

See notes to condensed consolidated financial statements.

                                      DQE
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                                           Six Months Ended
                                                June 30,
                                               ---------
                                            1996        1995
                                          --------   ---------
Cash Flows from Operating Activities
  Operations                              $195,457   $ 174,878
  Changes in working capital other than
   cash                                    (54,726)     37,154
  Other - net                               (9,072)      9,718
                                          --------   ---------
    Net Cash Provided by Operating
     Activities                            131,659     221,750
                                          --------   ---------

Cash Flows Used in Investing Activities
  Capital expenditures                     (34,995)    (32,454)
  Long-term investments - net              (25,028)    (55,590)
  Other - net                               (1,728)     (2,302)
                                          --------   ---------
    Net Cash Used in Investing
     Activities                            (61,751)    (90,346)
                                          --------   ---------

Cash Flows Provided by (Used in)
 Financing Activities
  Increase (decrease) in notes payable      19,519        (887)
  Issuance (redemption) of preferred
   and preference stock                    150,000        (111)
  Dividends on common stock                (49,555)    (45,593)
  Reductions of long-term obligations -
   net                                     (58,668)    (60,627)
  Repurchase of common stock               (11,717)    (21,259)
  Other - net                               (5,700)      1,985
                                          --------   ---------
    Net Cash Provided by (Used in)
     Financing Activities                   43,879    (126,492)
                                          --------   ---------

Net increase in cash and temporary cash
 investments                               113,787       4,912
Cash and temporary cash investments at
 beginning of period                        24,767      50,058
                                          --------   ---------
Cash and temporary cash investments at
 end of period                            $138,554   $  54,970
                                          ========   =========
Non-Cash Investing Activities
  Equity funding obligations recorded     $ 16,716   $   5,471
                                          ========   =========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting DQE and its subsidiaries' (the Company's) operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission
(SEC).


1.   CONSOLIDATION, RECLASSIFICATIONS AND ACCOUNTING POLICIES

     DQE is an energy services holding company formed in 1989. Its subsidiaries are Duquesne Light Company (Duquesne), Duquesne Enterprises (DE), DQE Energy Services (DES) and Montauk. DQE and its subsidiaries are collectively referred to as "the Company."

     Duquesne is an electric utility engaged in the production, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. DE makes strategic investments related to DQE's core energy business. These investments enhance DQE's capabilities as an energy provider, increase asset utilization, and act as a hedge against changing business conditions. DES was formed in August 1995 and is a marketing and development company providing energy solutions for customers in domestic and international markets. DES initiatives include energy facility development and operations, independent power production, gas and electric energy/fuel management, utility management services and advanced systems. Montauk is a financial services company that makes long-term investments and provides financing for the Company's market-driven business activities.

     All material intercompany balances and transactions have been eliminated in the preparation of the condensed consolidated financial statements of DQE.

     In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods and are normal, recurring adjustments. Prior-period financial statements were reclassified to conform with the 1996 presentation.

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

     The Company is subject to the accounting and reporting requirements of the SEC. In addition, the Company's electric utility operations are subject to the regulation of the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC). As a result, the consolidated financial statements contain regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain

Types of Regulation (SFAS No. 71) and reflect the effects of the ratemaking process. Such effects concern mainly the time at which various items enter into the determination of net income in accordance with the principle of matching costs and revenues. (See "Rate Matters," Note 3, below.)

     The Company's long-term investments include certain investments in marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding losses on investments at June 30, 1996, and December 31, 1995, are $9.9 million and $4.4 million, respectively. Reduced for deferred income taxes, net unrealized holding losses on investments are $5.8 million and $2.6 million at June 30, 1996 and December 31, 1995, respectively.


2.   RECEIVABLES

Components of receivables for the periods indicated are as follows:

                                          June 30,   June 30,   December 31,
                                            1996       1995        1995
                                           (Amounts in Thousands of Dollars)
- ----------------------------------------------------------------------------
Direct customer accounts receivable       $105,199   $ 93,453    $103,821
Other utility receivables                   14,611     18,934      22,441
Other receivables                           31,396     36,693      25,164
     Less:  Allowance for uncollectible
      accounts                             (21,338)   (17,212)    (18,658)
- ----------------------------------------------------------------------------
Receivables less allowance for
 uncollectible accounts                    129,868    131,868     132,768
     Less:  Receivables sold                 -        (26,000)     (7,000)
- ----------------------------------------------------------------------------
         Total Receivables                $129,868   $105,868    $125,768
============================================================================

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50.0 million of accounts receivable. At June 30, 1996, the Company had no receivables sold to the unaffiliated corporation. At December 31, 1995 and June 30, 1995, the Company had sold $7.0 million and $26.0 million of receivables to the unaffiliated corporation, respectively. The accounts receivable sales agreement, which was recently extended to June 1997, is one of many sources of funds available to the Company. The Company may attempt to extend the agreement or to replace the facility with a similar arrangement or to eliminate it upon expiration.


3.   RATE MATTERS

     On May 23, 1996, the PUC approved the Company's plan for the sale of its ownership interest in the Ft. Martin Power Station. In accordance with this PUC order, the Company will not increase its base rates for a five-year period through the year 2000. In addition, the Company will record a five-year annual $5.0 million credit to the Energy Cost Rate Adjustment Clause (ECR) and cap energy costs beginning April 1, 1997, through the remainder of the plan period. (See "Ft. Martin Plan" discussion on page 8.)

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

  The components of regulatory assets for the periods presented are as follows:


                                               June 30,         December 31,
                                                 1996               1995
                                             (Amounts in   Thousands of Dollars)
- --------------------------------------------------------------------------------
Regulatory tax receivable                       $407,787          $414,543
Unamortized debt costs (a)                        96,013            98,776
Deferred rate synchronization costs
 (see below)                                      42,149            51,149
Beaver Valley Unit 2 sale/leaseback
 premium (b)                                      30,811            31,564
Deferred employee costs (c)                       28,123            31,218
Extraordinary property loss                          732             8,300
Deferred nuclear maintenance outage
 costs                                            16,569             6,776
DOE decontamination and decommissioning
 receivable                                       10,235            10,687
Deferred coal costs                               12,233            12,753
Other                                              5,698             6,162
- ---------------------------------------------------------------------------
     Total Regulatory Assets                    $650,350          $671,928
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

  With respect to the financial statement presentation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company reflects the amortization of the regulatory tax receivable resulting from reversals of deferred taxes as depreciation and amortization expense. Reversals of accumulated deferred income taxes - net are included in income taxes.


Deferred Rate Synchronization Costs

  In 1987, the PUC approved the Company's petition to defer initial operating and other costs of Perry Unit 1 and Beaver Valley Unit 2 (BV Unit 2). The Company deferred the costs incurred from the date the units went into commercial operation until the date a rate order was issued. In its rate order, the PUC postponed ruling on whether these costs would be recoverable from the Company's electric utility customers. The Company is not earning a return on the deferred costs.

  In accordance with the recent PUC order approving the Company's plan for the sale of its ownership interest in the Ft. Martin Power Station, the Company has charged off $9.0 million related to the depreciation portion of deferred rate synchronization costs. The Company's approved plan also provides for the amortization of the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. (See "Ft. Martin Plan" discussion, below.)


Property Held for Future Use

  In 1986, the PUC approved the Company's request to remove Phillips Power Station (Phillips) and a portion of Brunot Island Power Station (BI) from service and from rate base. The Company expects to recover its net investment in these plants through future electricity sales. The Company believes its investment in these plants will be necessary in order to meet future business needs outlined in the Company's plans for optimizing generation resources. If business opportunities do not develop as expected, the Company will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, the Company may have to write off part or all of these costs. A portion of the proceeds of the sale of the Ft. Martin Power Station is expected to be used to finance reliability enhancements to BI combustion turbines, allowing the re-utilization of the facilities. The reliability enhancements are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. (See "Ft. Martin Plan" discussion, below.) At June 30, 1996, the Company's net investment in Phillips and BI held for future use was $78.3 million and $44.9 million, respectively.


Ft. Martin Plan

  On May 23, 1996, the PUC approved the sale of the Company's ownership interest in the Ft. Martin Power Station and a plan to be financed in part by the proceeds of the Ft. Martin transaction. Under the approved plan, the Company will not increase its base rates for a period of five years through the year 2000. In addition, the Company will record a one-time reduction of approximately $130.0 million in the value of the Company's nuclear plant investment. The proceeds from the sale are expected to be used to finance reliability enhancements to the BI combustion turbines, to retire debt and to reduce equity. The approved plan also provides for an annual increase of $25.0 million for three years in depreciation and amortization expense related to the Company's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5.0 million, without any increase in existing electric rates. Also, the Company will record an annual $5.0 million credit to the ECR during the plan period to compensate the Company's electric utility customers for the lost profits from any reduced short-term power sales foregone by the sale of its ownership interest in the Ft. Martin Power Station. In addition to the annual credit of $5.0 million to the ECR, the Company will cap energy costs beginning April 1, 1997, through the remainder of the plan period, at a historical five-year average of 1.47 cents per kilowatt hour. In accordance with the approved plan, the Company has charged off $9.0 million related to the depreciation portion of the $51.1 million of deferred rate synchronization costs associated with BV Unit 2 and Perry Unit 1. Upon final transfer of its ownership interest in the Ft. Martin Power Station, the Company will amortize the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. Finally, the Company's approved plan also provides for annual assistance of $0.5 million to low-income customers.

4.   COMMITMENTS AND CONTINGENCIES

Construction

  The Company estimates that it will spend, excluding Allowance for Funds Used During Construction (AFC) and nuclear fuel, approximately $90.0 million on electric utility construction during 1996. This estimate also excludes any potential expenditures for the reliability enhancements to the BI combustion turbines. (See "Ft. Martin Plan" discussion on page 8.)


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

  Based on site-specific studies finalized in 1992 for BV Unit 2 and in 1994 for BV Unit 1 and Perry Unit 1, the Company's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine the Company's cost of service is $122.0 million for BV Unit 1, $35.0 million for BV Unit 2 and $67.0 million for Perry Unit 1.

  In conjunction with an August 18, 1994, PUC Accounting Order, the Company has increased the annual contribution to its decommissioning trusts by approximately $2.0 million, to bring the total annual funding to approximately $4.0 million per year. On July 18, the PUC issued a Proposed Policy Statement Regarding Nuclear Decommissioning Cost Estimation and Cost Recovery for the purpose of obtaining comments from the public. The proposed policy includes guidelines for a site-specific study to estimate the cost of decommissioning. These studies need to be performed at least every five years addressing radiological and nonradiological costs and include a contingency factor of not more than 10 percent. Under the proposed policy annual decommisioning funding levels are based on an annuity calculation recognizing inflation in the cost estimates and earnings on fund assets. Utilities will be permitted to update their annual decommissioning trust fund payments through accounting petitions, a change in base rates, or a non-earnings related change in base rates under the proposed policy. With respect to transition to a competitive generation market, the proposed policy recommends utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. The PUC recently approved the Company's plan for the sale of its ownership interest in the Ft. Martin Power Station, which provides for additional annual contributions to its nuclear decommissioning funds of $5.0 million without any increase in existing electric utility rates, which is intended to achieve this mitigation objective. (See "Ft. Martin Plan" discussion, Note 3, on page 8.)

  The Company records decommissioning expense under the category of depreciation and amortization and accrues a liability equal to that amount for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio of municipal bonds, certificates of deposit and United States government securities having a weighted average duration of four to seven years. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at June 30, 1996, totaled approximately $30.2 million. On the Company's consolidated balance sheet, the decommissioning trusts have been reflected in long-term investments, and the related liability has been recorded as other non-current liabilities.

  Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. The maximum available private primary insurance of $200.0 million has been purchased by the Company. Additional protection of $8.7 billion would be provided by an assessment of up to $79.3 million per incident on each nuclear unit in the United States. The Company's maximum total assessment, $59.5 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If funds prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the nuclear industry.

  The Company's share of property damage, decommissioning and decontamination liability provides $1.2 billion of insurance coverage. The Company would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited
(NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, the Company could be assessed retrospective premiums totaling a maximum of $10.9 million.

  In addition, the Company participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. The coverage provides for 100 percent of the estimated incremental costs per week during the 52-week period starting 21 weeks after an accident and 80 percent of such estimate per week for the following 104 weeks with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, the Company could be assessed retrospective premiums totaling a maximum of $3.5 million.

   Beaver Valley Power Station (BVPS) Steam Generators. BVPS's two units are equipped with steam generators designed and built by Westinghouse
Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has removed approximately 15 percent of its steam generator tubes from service through a process called plugging. However, BV Unit 1 continues to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called sleeving. To date, no tubes at either BV Unit 1 or BV Unit 2 have been sleeved. BV Unit 2, which was placed in service eleven years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Less than 2 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem.

   The Company has undertaken certain measures, such as increased inspections, water chemistry control and tube plugging, to minimize the operational impact of and to reduce susceptibility to ODSCC. Although the Company has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of BV Unit 1's steam generators. The total replacement cost of BV Unit 1's steam generators is currently estimated at approximately $125.0 million. The Company would be responsible for $59.0 million of this total, which includes the cost of equipment removal and replacement, but excludes replacement power costs. The earliest that BV Unit 1's steam generators could be replaced is 1999.

   BV Unit 1 completed its 11th refueling outage on May 11, 1996. The outage lasted 49 days and was the shortest refueling outage in the history of the unit. During the outage, various inspections of the unit's steam generators were made, including examinations using a new "Plus Point" probe. Use of the probe found fewer defects than expected at the top of the steam generators' tube sheets. In addition, the Company returned to service tubes that had previously been plugged. Following the refueling outage, 85 percent of the steam generator tubes were in service, approximately 1 percent more than at the beginning of the outage. BV Unit 2's 6th refueling outage is scheduled to begin on August 30, 1996.

   The Company continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to perform 100 percent tube inspections at each unit during future refueling outages. The Company will continue to monitor and evaluate the condition of the BVPS steam generators.

   Spent Nuclear Fuel Disposal. The Nuclear Waste Policy Act of 1982 established a policy for handling and disposing of spent nuclear fuel and a policy requiring the established final repository to accept spent fuel.
Electric utility companies have entered into contracts with the Department of Energy (DOE) for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent fuel before 2010 at the earliest. On July 23, 1996, the U. S. Court of Appeals for the District of Columbia Circuit, in response to a suit brought by 25 electric utilities and 18 states and state agencies, unanimously ruled that the DOE has a legal obligation to begin taking spent fuel by January 31, 1998. The DOE has not yet established an interim or permanent storage facility, and it is uncertain whether the DOE will be able to accept spent nuclear fuel by January 31, 1998. Further, Congress is considering amendments to the Nuclear Waste Policy Act of 1982 that could give the DOE authority to proceed with the development of a federal interim storage facility. In the event the DOE does not begin accepting fuel, existing on-site fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2016, 2010 and 2011, respectively.

   Uranium Enrichment Decontamination and Decommissioning Fund. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At June 30, 1996, the Company's liability for contributions was approximately $9.9 million (subject to an inflation adjustment). Contributions, when made, are recovered from electric utility customers through the ECR.


Guarantees

  The Company and the owners of Bruce Mansfield Power Station have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At June 30, 1996, the Company's share of these guarantees was $21.1 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by the Company solely in relation to these obligations total $23.1 million at June 30, 1996.

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

Residual Waste Management Regulations

  In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. The Company is assessing the sites it utilizes and has developed compliance strategies that are now under review by the DEP. Capital compliance costs of $3.0 million were incurred by the Company in 1995 to comply with these DEP regulations; on the basis of information currently available, an additional $2.5 million will be incurred in 1996. The expected additional capital cost of compliance through the year 2000 is estimated, based on current information, to be approximately $25.0 million. This estimate is subject to the results of ground water assessments and DEP final approval of compliance plans.


Other

  The Company is involved in various other legal proceedings and environmental matters. The Company believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 2 of this Quarterly Report on Form 10-Q (Report) should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1995 and the Company's condensed consolidated financial statements, which are set forth on pages 2 through 12 in Part I, Item 1 of this Report.


General
- -------------------------------------------------------------------------------

    DQE is an energy services holding company formed in 1989. Its subsidiaries are Duquesne Light Company (Duquesne), Duquesne Enterprises (DE), DQE Energy Services (DES) and Montauk. DQE and its subsidiaries are collectively referred to as "the Company."

    Duquesne is an electric utility engaged in the production, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. DE makes strategic investments related to DQE's core energy business. These investments enhance DQE's capabilities as an energy provider, increase asset utilization, and act as a hedge against changing business conditions. DES was formed in August 1995 and is a marketing and development company providing energy solutions for customers in domestic and international markets. DES initiatives include energy facility development and operations, independent power production, gas and electric energy/fuel management, utility management services and advanced systems. Montauk is a financial services company that makes long-term investments and provides financing for the Company's market-driven business activities.


The Company's Electric Operations

    The Company's utility operations provide electric service to customers in Allegheny County, including the City of Pittsburgh and Beaver County. This represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by the Company's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, the Company's utility operations also sell electricity to other utilities.


Regulation

    The Company's electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC), as well as to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

    The Company's electric utility operations are also subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1. The Company is also subject to the accounting and reporting requirements of the SEC.

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

    The Company's electric utility operations currently satisfy the SFAS No. 71 criteria. However, a company's utility operations or a portion of such operations could cease to meet these criteria for various reasons, including a change in the PUC or the FERC regulations. (See "Competition" discussion on page 18.) Should the Company's electric utility operations cease to meet the SFAS No. 71 criteria, the Company would be required to write off any regulatory assets or liabilities for those operations that no longer meet these requirements. Management will continue to evaluate significant changes in the regulatory and competitive environment in order to assess the Company's overall consistency with the criteria of SFAS No. 71.


Results of Operations
- -------------------------------------------------------------------------------

Seasonality

    The quarterly results are not necessarily indicative of full-year operations because of seasonal fluctuations. Sales of electricity to customers by the Company's electric utility operations tend to increase during the warmer summer and colder winter seasons because of greater customer use of electricity for cooling and heating, respectively.

    In the near term, weather conditions and the overall level of business activity in the Company's electric utility geographic area are expected to continue to be the primary factors affecting sales of electricity to customers. In the long-term, the Company's electric sales may also be affected by increased competition in the electric utility industry. (See "Competition" discussion on page 18.)


Operating Revenues

    Total operating revenues increased $10.0 million during the second quarter of 1996 as compared to the second quarter of 1995, due to higher sales of electricity. Warmer May 1996 temperatures, compared to 1995, resulted in higher direct customer revenues from residential and commercial customers of 6.1 percent and 2.9 percent, respectively. May 1996 temperatures also resulted in greater demand for electricity from other utilities. Revenue from sales of electricity to other utilities increased $3.1 million in the second quarter of 1996 when compared to the corresponding quarter of 1995. Total operating revenues increased $12.2 million during the first six months of 1996 as compared to the first six months of 1995, also due to greater sales of electricity. Direct customer revenues from residential and commercial customers during the first six months of 1996 were 4.4 percent and 1.3 percent higher than for the same period of 1995 due to colder winter and warmer May temperatures. Revenues from sales of electricity to other utilities increased $6.5 million for the first six months of 1996 as compared to the same period in 1995. Scheduled outages at BV Unit 2 and Elrama Power Station, as well as a forced outage at Ft. Martin

Power Station, reduced generation available for sales to other utilities during the first six months of 1995.

    Other operating revenues declined $0.5 million when comparing the second quarter of 1996 and 1995 and declined $3.8 million when comparing the first six months of 1996 and 1995. The reduction in 1996 other operating revenues reflects the shorter Beaver Valley Power Station refueling outage activity when compared to the first two quarters of 1995. The record 49-day outage at BV Unit 1 and the absence of a BV Unit 2 outage during 1996 resulted in lower billings to the other joint owners for administrative and general costs during the first six months of the current year. The comparative decrease for the first six months of 1996 also reflects the restructuring of Chester Engineers (Chester), a subsidiary of DE.


Operating Expenses

    Total operating expenses increased $9.5 million and $21.0 million during the second quarter of 1996 and the first six months of 1996 as compared to the same periods in 1995, respectively.

    Fuel and purchased power expense was $5.9 million greater in the second quarter of 1996 when compared to the second quarter of 1995 and $9.9 million greater in the first six months of 1996 when compared to the first six months of 1995. These increases in fuel and purchased power expense are consistent with the 1996 increase in electric sales volume.

    Other operating expenses increased for the second quarter of 1996 by $0.9 million compared to the second quarter of 1995. The increase is the result of costs associated with DES, which was formed in August 1995. During the first six months of 1996, other operating expenses decreased $1.8 million compared to the first six months of 1995. The net decrease includes the restructuring of Chester offset by costs associated with DES. Also, the scheduled refueling outage at Perry Unit 1 resulted in a $1.4 million shift from other operating expense to maintenance expense as labor resources normally applied to operations were shifted to plant maintenance during the first quarter of 1996.

    Maintenance expenses decreased $2.2 million when comparing the second quarter of 1996 and 1995 due to fewer fossil station outages in 1996. Maintenance expense incurred during the first six months of 1996 were comparable to the first six months of 1995.

    Depreciation and amortization expense increased $5.4 million and $13.6 million for the second quarter of 1996 and the first six months of 1996, as compared to the same periods in 1995, respectively. The Company charged off $9.0 million for the first six months of 1996 depreciation related to deferred rate synchronization costs in conjunction with the sale of its ownership interest in the Ft. Martin Power Station. Accelerated depreciation of fixed assets also contributed to the 1996 period increases in depreciation and amortization. (See "Ft. Martin Plan" discussion on page 17.)

    Taxes other than income taxes for both periods, the second quarter of 1996 and the first six months of 1996, were comparable to the second quarter of 1995 and the first six months of 1995, respectively.

Other Income

    Other income increased $6.1 million and $5.3 million in the second quarter of 1996 and the first six months of 1996, respectively, largely because of increased long-term investments made since the second quarter of 1995. During the first quarter of 1995 a pre-tax gain of approximately $7.2 million was recorded related to the acquisition of International Power Machines (IPM) (in which the Company had a $2.8 million equity investment) by Exide Electronics Group (Exide).


Interest and Other Charges

    As the result of retirement and refinancing of long-term debt, interest and other charges were $0.9 million and $2.8 million lower for the second quarter of 1996 and the first six months of 1996 when compared to the same periods in 1995, respectively.


Income Taxes

    Income taxes were $4.2 million greater in the second quarter of 1996 compared to the second quarter of 1995. The increase in income taxes in the second quarter of 1996 is partially attributable to additional taxable income. Income taxes in the second quarter of 1995 were reduced by the amortization of deferred taxes associated with the Company's accelerated depreciation of fixed assets and the effect of a retroactive one-time reduction in the Pennsylvania corporate income tax rate. Income taxes for the six months period ended June 30, 1996, when compared to the same period in 1995 decreased $5.3 million due to the amortization of deferred investment tax credits in the first quarter of 1995.


Liquidity and Capital Resources
- -------------------------------------------------------------------------------

Financing

    The Company expects to meet its current obligations and debt maturities through the year 2000 with funds generated from operations and through new financings. At June 30, 1996, the Company was in compliance with all of its debt covenants.

    All of the Company's First Collateral Trust Bonds have been issued under a mortgage indenture established in April 1992 (the 1992 Indenture). All First Collateral Trust Bonds became first mortgage bonds when the Company's 1947 first mortgage bond indenture was retired in the third quarter of 1995 following the maturity of the last bond series issued under the indenture.

    The Company entered into a five-year bank term loan on June 24, 1996, for $10.0 million at 7.5 percent. On July 24, 1996, the Company entered into an additional five-year bank term loan for $50.0 million at 7.3 percent. Both term loans pay interest semi-annually.

    On June 24, 1996, the Company extended one of its revolving credit agreements to June 23, 1997, and increased the facility from $100.0 million to $125.0 million. Interest rates can, in accordance with the option selected at the time of each borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitment. The credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. In addition, a $50.0 million accounts receivable sale arrangement was extended to June 25, 1997, during the second quarter. The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50.0 million of accounts receivable. The Company may attempt to extend the agreement or to replace the facility with a similar one or to eliminate it upon expiration.

    On May 14, 1996, Duquesne Capital L.P., a Delaware special-purpose limited partnership whose sole general partner is Duquesne, issued in aggregate $150.0 million, principal amount of 8-3/8% Cumulative Monthly Income Preferred Securities, Series A, with a stated liquidation value of $25. A portion of the proceeds was used to retire $50.0 million of long-term debt maturing May 15, 1996. The Company intends to apply the remaining proceeds to the purchase or redemption of outstanding securities and for general corporate purposes.


Investing
- -------------------------------------------------------------------------------

    The Company's market-driven long-term investments focus in five principal areas: affordable housing, natural gas reserves, lease and leasehold investments, environmental services and energy solution investments. Investments in leveraged leases for the six months ended June 30, 1996, were $38.0 million. The Company invested $8.6 million and $13.9 million in affordable housing funds during the six months ended June 30, 1996 and 1995, respectively. The Company also invested $5.4 million in natural gas reserve partnerships during the six months ended June 30, 1996.

    On February 8, 1995, IPM was acquired by Exide. As a result of this merger, the Company acquired 526,250 shares of Exide common stock, a 6.8 percent interest. Since the merger, the Company has acquired an additional 532,500 shares of Exide for $9.8 million. At June 30, 1996, the Company held a 10.6 percent interest in Exide. Other long-term investments at June 30, 1996, included a $10.1 million investment in Exide common stock.


Outlook
- -------------------------------------------------------------------------------

Ft. Martin Plan

    On May 23, 1996, the PUC approved the sale of the Company's ownership interest in the Ft. Martin Power Station and a plan to be financed in part by the proceeds of the Ft. Martin transaction. Under the approved plan, the Company will not increase its base rates for a period of five years through the year 2000. In addition, the Company will record a one-time reduction of approximately $130.0 million in the value of the Company's nuclear plant investment. The proceeds from the sale are expected to be used to finance reliability enhancements to the Brunot Island Power Station (BI) combustion turbines, to retire debt and to reduce equity. The approved plan also provides for an annual increase of $25.0 million for three years in depreciation and amortization expense related to the Company's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5.0 million, without any increase in existing electric rates. Also, the Company will record an annual $5.0 million credit to the Energy Cost Rate Adjustment Clause (ECR) during the plan period to compensate the Company's electric utility customers for the lost profits from any reduced short-term power sales foregone by the sale of its ownership interest in the Ft. Martin Power Station. In addition to the annual credit of $5.0 million to the ECR, the Company will cap energy costs beginning April 1, 1997, through the remainder of the plan period, at a historical five-year average of 1.47 cents per kilowatt hour. In accordance with the approved plan, the Company has charged off $9.0 million related to the depreciation portion of the $51.1 million of deferred rate synchronization costs associated with BV Unit 2 and Perry Unit 1. Upon final transfer of its ownership interest in the Ft. Martin Power Station, the Company will amortize the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. Finally, the Company's approved plan also provides for annual assistance of $0.5 million to low-income customers.

    The Company's regulatory assets include deferred coal costs of $12.2 million and $12.7 million at June 30, 1996 and 1995, respectively. The Company believes these deferred costs continue to represent probable future revenues recoverable under all existing energy caps. The Company will continue to monitor significant changes in the regulatory and competitive climate that would affect its ability to recover these costs from electric utility customers. (See "Regulation" discussion on page 13.)


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

   At the national level, on April 24, 1996, the FERC issued two related final rules that address the terms on which electric utilities will be required to provide wholesale suppliers of electric energy with non-discriminatory access to the utility's wholesale transmission system. The first rule, Order No. 888, addresses both open access and stranded cost issues. Each public utility that owns, controls or operates interstate transmission facilities was required to file, no later than July 9, 1996, a tariff that offers unbundled transmission services containing non-rate terms that conform to the FERC's Order No. 888 pro forma tariff and to propose rates for these services. The Company's tariff was timely filed. Order No. 888 also provides for full recovery of those costs that were prudently incurred to serve wholesale (and retail-turned wholesale) customers that subsequently leave a utility's system. These costs will be recovered from the departing customers. However, the FERC will not be the forum for recovery of stranded costs arising when retail customers leave a utility's system, even if their new suppliers rely on FERC-jurisdiction transmission services, unless state regulators lack authority under state law to provide for recovery. The rule indicates FERC's willingness to defer to state regulators with respect to retail access, recovery of retail stranded costs and the scope of state regulatory jurisdiction.

   The second rule, Order No. 889, is the Open Access Same Time Information rule (OASIS). This rule prohibits transmission owners and their affiliates from gaining preferential access to information concerning transmission and establishes a code of conduct to ensure the complete separation of a utility's wholesale power marketing and transmission operation functions.

   Finally, the FERC simultaneously issued a new Notice of Proposed Rulemaking
(NOPR) on Capacity Reservation Open Access Transmission Tariffs (CRT), which would require all market participants to reserve firm capacity rights between designated receipt and delivery points. If adopted, the CRT would replace the open access pro forma tariff implemented in Order No. 888. On July 12, 1996, the Company filed with the FERC a request for acceptance of a CRT to replace the FERC pro forma tariff filed on July 9, 1996. (See "Transmission Access" discussion on page 20.)

   In Pennsylvania, the PUC has completed its investigation concerning regulatory reform and has issued a report recommending to the governor and the Pennsylvania General Assembly that retail choice be adopted by the electric utility industry. The PUC plan calls for electric utility restructuring to be accomplished through a two-stage process consisting of a transition period
(1996 to 2001) and a phase-in period (2001 to 2005). The transition period, which could be reduced to three years if successful, would afford the industry an opportunity to restructure itself for retail choice. It would include retail access pilot programs, milestone reviews and provisions for stranded cost recovery. Utilities are expected to submit restructuring plans by April 1, 1997. Competitive retail access pilot programs, which will include all classes of customers, could begin as early as April 1997. Periodic milestone reviews would be used to ensure that the move to retail choice is conducted in a careful and appropriate manner. After a successful transition, the phase-in period would provide an incremental move to full retail competition. The PUC report proposes the following phase-in schedule: during the year 2001, no less than 10 percent load; during the year 2002, no less than 25 percent load; during the year 2003, no less than 50 percent load; and by January 1, 2005, all customers will have the option to receive direct retail access. Milestone reviews would be used to monitor activities related to the implementation.

    Under the PUC plan, utilities are to be afforded an opportunity, but not a guarantee, to recover stranded costs. Utilities will be expected to mitigate stranded investments through various means, such as selling assets, accelerating depreciation and buying out uneconomic contracts. These activities, however, are not to result in any increase in current rates paid by customers. After the transition period, the PUC will determine the eligibility for recovery of remaining stranded costs through a Competitive Transition Charge, which would be paid by consumers who choose alternative generation suppliers. Performance Based Rates, which reward or penalize a utility through incentives that more closely resemble those available in a market-driven industry, are expected to replace the existing method of setting rates, according to the plan. The PUC plan also encourages utilities to employ flexible pricing and other innovative proposals, such as real-time pricing, interruptible buy-through options and commodity index pricing, for all customer classes. In addition, legislation related to retail customer choice has been introduced in the Pennsylvania state legislature. The Company cannot predict what legislation, if any, may ultimately be enacted.

    The Company is aware of the foregoing state and federal regulatory and business uncertainties, and is attempting to position itself to operate in a more competitive environment. Because of the Company's current electric generating configuration, some of its baseload capacity is used less than optimally. The Company is currently considering ways to align its generating capabilities more closely with customer demand. Its current rate structure allows some flexibility in setting rates to retain its customer base and attract new business. In addition, despite the fact that sales to wholesale customers do not account for a significant portion of the Company's revenues, open access transmission offers the Company the opportunity to sell power on a market basis to customers outside of its geographic area.

    Open access transmission requirements implicitly create the potential for stranded costs. The Company continues to implement, and to further evaluate, the accelerated depreciation of its generating assets as one method to guard against the competitive risks of stranded investments. The PUC recently approved the Company's plan for the sale of its ownership interest in the Ft. Martin Power Station. The Company's approved plan provides for an annual increase of $25.0 million for three years in depreciation and amortization expense related to the Company's nuclear investment and a one-time write-down in the value of the Company's nuclear plant investment of approximately $130.0 million. In addition, the Company's plan recognizes an immediate charge off of $9.0 million of deferred rate synchronization costs and, upon final transfer of the Company's ownership interest in the Ft. Martin Power Station, the remaining $42.1 million balance will be amortized over a ten-year period. (See "Ft. Martin Plan" discussion on page 17.) These current and proposed accelerated investment cost recovery measures will be absorbed by the Company without an increase in base rates. Although the Company believes the initiatives will enable it to mitigate these issues, the Company could face the risk of reduced rates of return if unforeseen costs arise and if revenues from sales or if sources of other income prove inadequate to fund those costs.

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

Transmission Access

    In March 1994, the Company submitted, pursuant to the Federal Power Act, two separate "good faith" requests for transmission service with Allegheny Power System (APS) and the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies), respectively. Each request is based on 20-year firm service with flexible delivery points for 300 megawatts of transfer capability over the APS and PJM Companies transmission networks, which together extend from western Pennsylvania to the East Coast. Because of a lack of progress on pricing and other issues, on August 5 and September 16, 1994, the Company filed with the FERC applications for transmission service from the PJM Companies and APS, respectively. The applications are authorized under Section 211 of the Federal Power Act, which requires electric utilities to provide firm wholesale transmission service. In May 1995, the FERC issued proposed orders instructing APS and the PJM Companies to provide transmission service to the Company and directing the parties to negotiate specific rates, terms and conditions. The Company was unable to agree to terms for transmission service with either APS or the PJM Companies. Briefs were filed with the FERC outlining the areas of disagreement among the companies. The matter is now pending before the FERC.

    On July 12, 1996, the Company filed with the FERC a request for acceptance of a capacity reservation tariff to replace the FERC pro forma tariff filed on July 9, 1996 (previously discussed in "Competition" on page 19). The tariff is intended to provide for the transition to retail customer choice in Pennsylvania. The Company's tariff proposes to adopt marginal cost pricing for transmission service on the Company transmission system. Marginal cost pricing of transmission service will ensure that generators delivering energy to the Company system will compete on the basis of their relative marginal costs. The tariff is now pending before the FERC.

    The Company is currently evaluating the impact of FERC regulatory actions on these proceedings. The Company cannot predict the final outcome of these proceedings.


Generation Resource Optimization

    The Company's plans for optimizing generation resources are designed to reduce underutilized generating capacity, promote competition in the wholesale marketplace, maintain stable prices and meet customer-specified levels of service reliability. The Company is committed to exploring firm energy sales to wholesale customers, system power sales, system power sales with specific unit back-up, unit power sales, generating asset sales and any other approach to efficiently managing capacity and energy.

    The sale of the Company's ownership interest in the Ft. Martin Power Station demonstrates the Company's ongoing efforts to optimize the utilization of generation resources. (See "Ft. Martin Plan" discussion on page 17.) The sale is expected to reduce power production costs by employing a cost-effective source of peaking capacity through enhanced reliability of the BI combustion turbines. The reliability enhancements are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. Implementation of the plan will better align the Company's generating capabilities with its native load requirements.

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

    The Customer Advanced Reliability System is designed to respond to customer needs on the basis of immediate information about the status of power delivery and offer customer choices for new services. This electronic communications service is another major element in the Company's multi-step plan to make the Company's electric utility operations more competitive and efficient.


                         ------------------------------


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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In September 1995, the Company commenced arbitration against Cleveland Electric Illuminating Company (CEI), seeking damages, a declaratory judgment, termination of the Operating Agreement for Eastlake Power Station Unit 5 (Unit), the appointment of a special operations advisor to oversee CEI's operation of the Unit, partition of the parties' interests in the Unit through a sale and division of the proceeds, and other equitable relief. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the closing of the Saginaw mine, which historically supplied coal to the Unit; and the concealment by CEI of material information, particularly with regard to costs relating to the closing of the Powhattan No. 6 mine, which currently supplies coal to the Unit.

     In October 1995, CEI commenced an action against the Company in the Court of Common Pleas, Lake County, Ohio seeking to enjoin the Company from taking any action to effect a partition, through arbitration or otherwise, on the basis of a waiver of partition contained in the deed to the land underlying the Unit. CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of the Unit. It is the Company's position that the deed covenant is unenforceable by CEI due to CEI's bad faith conduct toward the Company, as described in the arbitration demand, and because it is indefinite in duration, being tied to the useful life of the Unit. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending, and the parties have agreed to litigate all of their disputes in federal court and to waive arbitration. The Company asserted counterclaims in the action identical to the claims made in its arbitration demand and joined CEI's parent, Centerior Energy Corporation, in the claims. Several motions have been made by both parties, among them being motions to dismiss, motions for summary judgment and a motion by the Company for the appointment of a special operations advisor. The court has not ruled on any of the motions.

     Subject to these proceedings, the Company is currently soliciting offers for its ownership interest in the Unit, located near Cleveland, Ohio and operated by Centerior Energy Corporation. The Company's 31.2 percent ownership interest represents 186 megawatts of the Unit's output capacity.

Item 5.  Other Information

     Effective August 9, 1996, Wesley W. von Schack resigned as Chairman, President, CEO and Director of DQE, as well as Chairman, CEO and Director of Duquesne to accept the position of Chairman, President, CEO and Director of New York State Electric and Gas Corporation. The Company's Board of Directors elected David D. Marshall, who had been serving as President and Chief Operating Officer of Duquesne and Executive Vice President of DQE, to serve as interim CEO of both DQE and Duquesne. The Board of Directors has undertaken a search for a replacement for Mr. von Schack that will include both internal and external candidates.

Item 6.  Exhibits and Reports on Form 8-K

    a.   Exhibits:

         EXHIBIT 27.1 - Financial Data Schedule

    b. No Current Report on Form 8-K was filed during the three months ended June 30, 1996.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   DQE
                                             -----------------
                                               (Registrant)



Date  August 14, 1996                       /s/ Gary L. Schwass
      -----------------               ------------------------------------
                                                 (Signature)
                                               Gary L. Schwass
                                       Executive Vice President, Treasurer
                                         and Principal Financial Officer



Date  August 14, 1996                      /s/ Morgan K. O'Brien
      -----------------               ------------------------------------
                                                  (Signature)
                                               Morgan K. O'Brien
                                                 Controller and
                                          Principal Accounting Officer