Form 10-Q
period 1996-09-30
DQE INC
filed 1996-11-14
CIK 846930

                                                                     [CONFORMED]

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1996
                                    ------------------

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
            ------------------------------------------------------
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

DQE Common Stock, no par value - 77,195,881 shares outstanding as of September 30, 1996 and 77,206,010 shares outstanding as of October 31, 1996.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                      DQE
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
               (Thousands of Dollars, Except Per Share Amounts)
                                  (Unaudited)

                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                   ------------------  ------------------
                                     1996      1995      1996      1995
                                   --------  --------  --------  --------
Operating Revenues
  Sales of Electricity:
    Customers - net                $294,470  $312,562  $818,536  $827,143
    Utilities                        14,599    15,356    45,641    39,872
                                   --------  --------  --------  --------
  Total Sales of Electricity        309,069   327,918   864,177   867,015
  Other                              26,361    19,346    65,128    61,898
                                   --------  --------  --------  --------
    Total Operating Revenues        335,430   347,264   929,305   928,913
                                   --------  --------  --------  --------

Operating Expenses
  Fuel and purchased power           61,126    66,466   178,986   174,391
  Other operating                    73,708    77,081   215,883   221,028
  Maintenance                        19,554    21,185    58,922    61,044
  Depreciation and amortization      53,709    53,486   166,517   152,687
  Taxes other than income taxes      22,442    23,518    65,405    66,758
                                   --------  --------  --------  --------
    Total Operating Expenses        230,539   241,736   685,713   675,908
                                   --------  --------  --------  --------

OPERATING INCOME                    104,891   105,528   243,592   253,005
                                   --------  --------  --------  --------

OTHER INCOME                         16,978    12,714    48,618    39,049
                                   --------  --------  --------  --------

INTEREST AND OTHER CHARGES           28,807    26,258    81,183    81,462
                                   --------  --------  --------  --------

INCOME BEFORE INCOME TAXES           93,062    91,984   211,027   210,592

INCOME TAXES                         35,650    36,715    72,338    78,737
                                   --------  --------  --------  --------

NET INCOME                         $ 57,412  $ 55,269  $138,689  $131,855
                                   ========  ========  ========  ========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  (Thousands of Shares)              77,194    77,533    77,391    77,718
                                   ========  ========  ========  ========

EARNINGS PER SHARE OF
  COMMON STOCK                        $0.74     $0.72     $1.79     $1.70
                                   ========  ========  ========  ========

DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK               $0.32     $0.30     $0.96     $0.89
                                   ========  ========  ========  ========

See notes to condensed consolidated financial statements.

                                      DQE
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                          September 30,   December 31,
                                               1996           1995
                                          --------------  -------------
ASSETS
Current assets:
  Cash and temporary cash investments       $   245,137    $    24,767
  Receivables                                   150,113        125,768
  Other current assets, principally
   materials and supplies                        96,952         86,851
                                          --------------  -------------

      Total current assets                      492,202        237,386
                                          --------------  -------------
Long-term investments                           485,703        440,916
                                          --------------  -------------
Property, plant and equipment                 4,756,108      4,746,113
Less:  Accumulated depreciation and
 amortization                                (1,771,707)    (1,685,877)
                                          --------------  -------------
      Property, plant and equipment -
       net                                    2,984,401      3,060,236
                                          --------------  -------------
Other non-current assets:
  Regulatory assets                             643,800        671,928
  Other                                          51,936         48,377
                                          --------------  -------------

      Total other non-current assets            695,736        720,305
                                          --------------  -------------
          TOTAL ASSETS                      $ 4,658,042    $ 4,458,843
                                          ==============  =============
LIABILITIES AND CAPITALIZATION
Current liabilities:
  Notes payable                             $     9,880    $    35,098
  Current maturities and sinking fund
   requirements                                  23,819         71,379
  Accounts payable                               77,667         90,941
  Accrued liabilities                            75,283         52,063
  Dividends declared                             27,213         27,825
  Other                                           7,793          9,191
                                          --------------  -------------
      Total current liabilities                 221,655        286,497
                                          --------------  -------------
Deferred income taxes - net                     829,565        801,631
                                          --------------  -------------
Deferred investment tax credits                 104,645        115,760
                                          --------------  -------------
Capital lease obligations                        28,787         34,546
                                          --------------  -------------
Deferred income                                 190,127        221,740
                                          --------------  -------------
Other                                           223,014        197,973
                                          --------------  -------------
Commitments and contingencies (Note 4)
Capitalization:
  Long-term debt                              1,467,050      1,400,993
                                          --------------  -------------
  Preferred and preference stock of
   subsidiaries:
    Non-redeemable preferred stock              213,608         63,608
    Non-redeemable preference stock,
     Plan Series A                               29,127         29,615
                                          --------------  -------------
    Total preferred and preference
     stock before deferred employee
     stock ownership plan (ESOP) benefit
     (involuntary liquidation values
     of $242,598 and $93,086 exceed par
     by $28,306 and $28,781,
     respectively)                              242,735         93,223
    Deferred ESOP benefit                       (20,246)       (22,257)
                                          --------------  -------------
      Total preferred and preference
       stock of subsidiaries                    222,489         70,966
                                          --------------  -------------
  Common shareholders' equity:
    Common stock - no par value
     (authorized - 187,500,000 shares;
     issued - 109,679,154 shares)               985,244        997,461
    Retained earnings                           763,420        698,986
    Less treasury stock (at cost)
     (32,483,273 and 32,123,601
      shares, respectively)                    (377,954)      (367,710)
                                          --------------  -------------
      Total common shareholders' equity       1,370,710      1,328,737
                                          --------------  -------------
          Total capitalization                3,060,249      2,800,696
                                          --------------  -------------
          TOTAL LIABILITIES AND
           CAPITALIZATION                   $ 4,658,042    $ 4,458,843
                                          ==============  =============

See notes to condensed consolidated financial statements.

                                      DQE
                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)


                                            Nine Months Ended
                                              September 30,
                                          ----------------------
                                             1996        1995
                                          ----------  ----------
Cash Flows from Operating Activities
  Operations                              $ 320,144   $ 275,540
  Changes in working capital other than
   cash                                     (26,510)     33,207
  Other - net                                (1,724)     40,944
                                          ----------  ----------
    Net Cash Provided by Operating
     Activities                             291,910     349,691
                                          ----------  ----------

Cash Flows Used in Investing Activities
  Capital expenditures                      (62,730)    (57,871)
  Long-term investments - net               (39,809)   (113,379)
  Other - net                                (3,587)     (2,428)
                                          ----------  ----------
    Net Cash Used in Investing
     Activities                            (106,126)   (173,678)
                                          ----------  ----------

Cash Flows Provided by (Used in)
 Financing Activities
  Decrease in notes payable - net           (25,218)     (2,157)
  Issuance (redemption) of preferred
   and preference stock                     150,000     (26,732)
  Dividends on common stock                 (74,255)    (68,833)
  Increase (reductions) of long-term
   obligations - net                          2,130     (81,236)
  Repurchase of common stock                (11,717)    (21,271)
  Other - net                                (6,354)       (642)
                                          ----------  ----------
    Net Cash Provided by (Used in)
     Financing Activities                    34,586    (200,871)
                                          ----------  ----------

Net increase (decrease) in cash and
 temporary cash investments                 220,370     (24,858)
Cash and temporary cash investments at
 beginning of period                         24,767      50,058
                                          ----------  ----------
Cash and temporary cash investments at
 end of period                            $ 245,137   $  25,200
                                          ==========  ==========

Non-Cash Investing Activities
  Equity funding obligations recorded     $  23,046   $  10,123
                                          ==========  ==========

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

   Duquesne is an electric utility engaged in the production, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. DE makes strategic investments related to DQE's core energy business. These investments enhance DQE's capabilities as an energy provider, increase asset utilization, and act as a hedge against changing business conditions. DES is a diversified energy services company offering a wide range of energy solutions for industrial, utility and consumer markets worldwide. DES initiatives include energy facility development and operations, independent power production, gas and electric energy/fuel management and utility management services. Montauk is a financial services company that makes long-term investments and provides financing for the Company's market-driven business activities.

   All material intercompany balances and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

   In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods and are normal, recurring adjustments. Prior-period financial statements were reclassified to conform with the 1996 presentation.

   These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

   The Company's long-term investments include certain investments in marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding losses on investments at September 30, 1996 and December 31, 1995 are $8.6 million and $4.4 million. Reduced for deferred income taxes, net unrealized holding losses on investments are $5.0 million and $2.6 million at September 30, 1996 and December 31, 1995.


2.   RECEIVABLES

Components of receivables for the periods indicated are as follows:


                                          September 30,   September 30,   December 31,
                                               1996            1995           1995
                                                  (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------
Direct customer accounts receivable            $107,419        $110,963            $103,821
Other utility receivables                        36,626          17,216              22,441
Other receivables                                25,585          35,149              25,164
     Less:  Allowance for uncollectible
      accounts                                  (19,517)        (20,082)            (18,658)
-------------------------------------------------------------------------------------------
Receivables less allowance for
 uncollectible accounts                         150,113         143,246             132,768
     Less:  Receivables sold                       -               -                 (7,000)
-------------------------------------------------------------------------------------------
       Total Receivables                       $150,113        $143,246            $125,768
===========================================================================================

   The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50.0 million of accounts receivable. At September 30, 1996 and 1995, the Company had not sold any receivables to the unaffiliated corporation. At December 31, 1995, the Company had sold $7.0 million of receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1997, is one of many sources of funds available to the Company. The Company may attempt to extend the agreement or to replace the facility with a similar arrangement or to eliminate it upon expiration.


3.   RATE MATTERS

   On October 31, 1996 the sale of the Company's ownership interest in the Ft. Martin Power Station (Ft. Martin) was completed. In accordance with the PUC order approving the Company's plan for the sale of its ownership interest in Ft. Martin, the Company will not increase its base rates for a five-year period through the year 2000. In addition, the Company will record a five-year annual $5.0 million credit to the Energy Cost Rate Adjustment Clause (ECR) and cap energy costs beginning April 1, 1997 through the remainder of the plan period. (See "Ft. Martin Plan" discussion on page 8.)

Regulatory Assets

   As a result of the application of SFAS No. 71, the Company records regulatory assets on its consolidated balance sheet. The regulatory assets represent probable future revenue to the Company because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

   The Company's electric utility operations currently satisfy the SFAS No. 71 criteria. However, a company's electric utility operations or a portion of such operations could cease to meet these criteria for various reasons, including a change in the PUC or the FERC regulations. Should the Company's electric utility operations cease to meet the SFAS No. 71 criteria, the Company would be required to write off any regulatory assets or liabilities for those operations that no longer meet these requirements. Management will continue to evaluate significant changes in the regulatory and competitive environment in order to assess the Company's overall compliance with the criteria of SFAS No. 71.

   The components of regulatory assets for the periods presented are as follows:

                                                     September 30,     December 31,
                                                         1996              1995
                                                   (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------
Regulatory tax receivable                                  $404,409          $414,543
Unamortized debt costs (a)                                   94,656            98,776
Deferred rate synchronization costs  (see below)             42,149            51,149
Beaver Valley Unit 2 sale/leaseback premium (b)              30,435            31,564
Deferred employee costs (c)                                  29,194            31,218
Extraordinary property loss                                       0             8,300
Deferred nuclear maintenance outage costs                    16,002             6,776
DOE decontamination and decommissioning receivable           10,010            10,687
Deferred coal costs                                          11,303            12,753
Other                                                         5,642             6,162
-------------------------------------------------------------------------------------
     Total Regulatory Assets                               $643,800          $671,928
=====================================================================================

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

   In accordance with the PUC order approving the Company's plan for the sale of its ownership interest in Ft. Martin, the Company has expensed $9.0 million related to the depreciation portion of deferred rate synchronization costs. The Company's approved plan also provides for the amortization of the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. (See "Ft. Martin Plan" discussion, below.)


Property Held for Future Use

   In 1986, the PUC approved the Company's request to remove Phillips Power Station (Phillips) and a portion of Brunot Island Power Station (BI) from service and from rate base. The Company expects to recover its investment in BI through future electricity sales. The Company believes its investment in BI will be necessary in order to meet future business needs as outlined in the Company's plans for optimizing generation resources. A portion of the proceeds of the sale of Ft. Martin is expected to be used to fund reliability enhancements to BI combustion turbines. The reliability enhancements are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. (See "Ft. Martin Plan" discussion below.) The Company is analyzing the effects of retail choice on its future generating requirements and specifically whether Phillips will be able to operate in this new competitive marketplace. The Company is also investigating other opportunities to recover its investment and associated costs of Phillips, including the possible sale of the station. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of these plants, the Company may have to write off part or all of these investments and associated costs. At September 30, 1996, the Company's net of tax investment in Phillips and BI held for future use was $53.2 million and $27.6 million, respectively.


Ft. Martin Plan

   On October 31, 1996 the sale of the Company's ownership interest in Ft. Martin was completed. The sale and a plan to be funded in part by the proceeds of the Ft. Martin transaction were approved by the PUC on May 23, 1996. Under the approved plan, the Company will not increase its base rates for a period of five years through the year 2000. In addition, the Company recorded in October 1996 a one-time reduction of approximately $130.0 million in the book value of the Company's nuclear plant investment. The proceeds from the sale are expected to be used to fund reliability enhancements to the BI combustion turbines and to reduce the Company's capitalization. The approved plan also provides for an increase of $25.0 million in depreciation and amortization expense in 1996, $50.0 million in 1997 and $75.0 million in 1998 related to the Company's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5.0 million, without any increase in existing electric rates. Also, the Company will record an annual $5.0 million credit to the ECR during the plan period to compensate the Company's electric utility customers for lost profits from any short-term power sales foregone by the sale of its ownership interest in Ft. Martin. In addition to the annual credit of $5.0 million to the ECR, the Company will cap energy costs beginning April 1, 1997 through the remainder of the plan period, at a historical five-year average of
1.47 cents per kilowatt hour. In accordance with the approved plan, the Company has expensed $9.0 million related to the depreciation portion of the $51.1 million of deferred rate synchronization costs associated with BV Unit 2 and Perry Unit 1. Upon final transfer of its ownership interest in Ft. Martin, the Company began to amortize the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. (See "Deferred Rate Synchronization Costs" discussion on page 7.) Finally, the

Company's approved plan also provides for annual assistance of $0.5 million to low-income customers.


4.   COMMITMENTS AND CONTINGENCIES


Construction

   The Company estimates that it will spend, excluding the Allowance for Funds Used During Construction (AFC) and nuclear fuel, approximately $90.0 million on electric utility construction during 1996. This estimate also excludes any potential expenditures for reliability enhancements to the BI combustion turbines. (See "Ft. Martin Plan" discussion, Note 3, on page 8.)


Nuclear-Related Matters

   The Company operates two nuclear units and has an ownership interest in a third. The operation of a nuclear facility involves special risks, potential liabilities and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

   Nuclear Decommissioning. The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit 1 (BV Unit 1) could begin in 1977, and that recovery for BV Unit 2 and Perry Unit 1 could begin in 1988. The Company expects to decommission BV Unit 1, BV Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license in 2016, 2027 and 2026, respectively. BV Unit 1 will be placed in safe storage until the expiration of the BV Unit 2 operating license, at which time the units may be decommissioned together.

   Based on site-specific studies finalized in 1992 for BV Unit 2 and in 1994 for BV Unit 1 and Perry Unit 1, the Company's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine the Company's cost of service is $121.7 million for BV Unit 1, $35.2 million for BV Unit 2 and $67.1 million for Perry Unit 1.

   In conjunction with an August 18, 1994 PUC Accounting Order, the Company has increased the annual contribution to its decommissioning trusts by approximately $2.0 million, to bring the total annual funding to approximately $4.0 million per year. On July 18, 1996, the PUC issued a Proposed Policy Statement Regarding Nuclear Decommissioning Cost Estimation and Cost Recovery for the purpose of obtaining comments from the public. The proposed policy includes guidelines for a site-specific study to estimate the cost of decommissioning. These studies need to be performed at least every five years addressing radiological and non-radiological costs and include a contingency factor of not more than 10 percent. Under the proposed policy, annual decommissioning funding levels are based on an annuity calculation recognizing inflation in the cost estimates and earnings on fund assets. Utilities may be permitted to update their annual decommissioning trust fund payments through accounting petitions, a change in base rates, or a non-earnings related change in base rates under the proposed policy. With respect to the transition to a competitive generation market, the proposed policy recommends that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. In response to this recommendation, the Company has taken steps to currently fund its nuclear decommissioning obligation. The PUC approved the Company's plan for the sale of its ownership interest in Ft. Martin, which provides for additional annual contributions to its nuclear decommissioning funds of $5.0 million without any increase in existing electric utility rates. (See "Ft. Martin Plan" discussion, Note 3, on page 8.) Also, on October 17, 1996 the PUC adopted an Accounting Order filed by the Company to recognize the increased funding as part of the Company's cost of service. The Company is currently seeking approval from the Internal Revenue Service to allow for this additional funding of its decommissioning trusts.

   The Company records decommissioning expense under the category of depreciation and amortization and accrues a liability equal to that amount for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio of municipal bonds, certificates of deposit and United States government securities having a weighted average duration of four to seven years. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at September 30, 1996 totaled approximately $32.0 million. On the Company's consolidated balance sheet, the decommissioning trusts have been reflected in long-term investments, and the related liability has been recorded as other non-current liabilities.

   Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. The maximum available private primary insurance of $200.0 million has been purchased by the Company. Additional protection of $8.7 billion would be provided by an assessment of up to $79.3 million per incident on each nuclear unit in the United States. The Company's maximum total assessment, $59.4 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If funds prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the nuclear industry.

   The Company's share of insurance coverage for property damage, decommissioning and decontamination liability is $1.2 billion. The Company would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, effective November 15, 1996, the Company could be assessed retrospective premiums totaling a maximum of $7.3 million.

   In addition, the Company participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. Subject to the policy limit, the coverage provides for 100 percent of the estimated incremental costs per week during the 52-week period starting 21 weeks after an accident and 80 percent of such estimate per week for the following 104 weeks with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, the Company could be assessed retrospective premiums totaling a maximum of $3.5 million.

   Beaver Valley Power Station (BVPS) Steam Generators. BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has required removal of approximately 15 percent of its steam generator tubes from service through a process called plugging. However, BV Unit 1 continues to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called sleeving. To date, no tubes at either BV Unit 1 or BV Unit 2 have been sleeved. BV Unit 2, which was placed in service eleven years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Approximately 2 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem.

   The Company has undertaken certain measures, such as increased inspections, water chemistry control and tube plugging, to minimize the operational impact of and to reduce susceptibility to ODSCC. Although the Company has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of BV Unit 1's steam generators. The total replacement cost of BV Unit 1's steam generators is currently estimated at approximately $125.0 million. The Company would be responsible for $59.0 million of this total, which includes the cost of equipment removal and replacement steam generators but excludes replacement power costs. The earliest that BV Unit 1's steam generators could be replaced is 1999.

   BV Unit 1 completed its 11th refueling outage on May 11, 1996. The outage lasted 49 days and was the shortest refueling outage in the history of the unit. During the outage, various inspections of the unit's steam generators were made, including examinations using a new "Plus Point" probe. As a result of these inspections, the Company returned to service tubes that had previously been plugged. Following the refueling outage, 85 percent of the steam generator tubes were in service, approximately 1 percent more than at the beginning of the outage.

   BV Unit 2 began its 6th refueling outage on August 30, 1996. Various inspections of the unit's steam generators, including inspections using the "Plus Point" probe, have been completed. Upon completion of the outage, approximately 98 percent of the unit's steam generator tubes will be in service. Unanticipated repairs to two residual heat removal pumps will extend the outage by approximately six weeks. The unit is expected to return to service in late November.

   The Company continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages, which occur at approximately 18 month intervals for each unit. The Company will continue to monitor and evaluate the condition of the BVPS steam generators.

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

   Uranium Enrichment Decontamination and Decommissioning Fund. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At September 30, 1996, the Company's liability for contributions was approximately $9.9 million (subject to an inflation adjustment). Contributions, when made, are recovered from electric utility customers through the ECR.


Guarantees

   The Company and the owners of Bruce Mansfield Power Station have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At September 30, 1996, the Company's share of these guarantees was $20.3 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by the Company solely in relation to these obligations total $21.0 million at September 30, 1996.

   As part of the Company's investment portfolio in affordable housing, the Company has received fees in exchange for guaranteeing a minimum defined yield to third party investors. A portion of the fees received has been deferred to absorb any required payments with respect to these transactions. Based on an evaluation of the underlying housing projects, it is management's belief that such deferrals are ample for this purpose.


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


Employees

   In November 1996, the Company reached an agreement on a three year contract extension with the International Brotherhood of Electrical Workers, which represents approximately 2,000 of the Company's employees. The contract expires September 30, 2001.



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

                         ______________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with DQE and its subsidiaries' (the Company's) Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1995 and the Company's condensed consolidated financial statements, which are set forth on pages 2 through 13 in Part I, Item 1 of this Report.


General
--------------------------------------------------------------------------------

   DQE is an energy services holding company formed in 1989. Its subsidiaries are Duquesne Light Company (Duquesne), Duquesne Enterprises (DE), DQE Energy Services (DES) and Montauk. DQE and its subsidiaries are collectively referred to as "the Company."

   Duquesne is an electric utility engaged in the production, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. DE makes strategic investments related to DQE's core energy business. These investments enhance DQE's capabilities as an energy provider, increase asset utilization, and act as a hedge against changing business conditions. DES is a diversified energy services company offering a wide range of energy solutions for industrial, utility and consumer markets worldwide. DES initiatives include energy facility development and operations, independent power production, gas and electric energy/fuel management and utility management services. Montauk is a financial services company that makes long-term investments and provides financing for the Company's market-driven business activities.


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


Regulation

   The Company's electric utility operations are subject to regulation of the Pennsylvania Public Utility Commission (PUC), as well as to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

   The Company's electric utility operations are also subject to regulation of the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1. The Company is also subject to the accounting and reporting requirements of the SEC.

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

   The Company's electric utility operations currently satisfy the SFAS No. 71 criteria. However, a company's utility operations or a portion of such operations could cease to meet these criteria for various reasons, including a change in the PUC or the FERC regulations. (See "Competition" discussion on page 19.) Should the Company's electric utility operations cease to meet the SFAS No. 71 criteria, the Company would be required to write off any regulatory assets or liabilities for those operations that no longer meet these requirements. Management will continue to evaluate significant changes in the regulatory and competitive environment in order to assess the Company's overall compliance with the criteria of SFAS No. 71.


Results of Operations
--------------------------------------------------------------------------------

Seasonality

   The quarterly results are not necessarily indicative of full-year operations because of seasonal fluctuations. Sales of electricity to customers by the Company's electric utility operations tend to increase during the warmer summer and colder winter seasons because of greater customer use of electricity for cooling and heating.

   In the near term, weather conditions and the overall level of business activity in the Company's electric utility geographic area are expected to continue to be the primary factors affecting sales of electricity to customers. In the long-term, the Company's electric sales may also be affected by increased competition in the electric utility industry. (See "Competition" discussion on page 19.)


Operating Revenues

   Total operating revenues decreased $11.8 million during the third quarter of 1996 and remained constant during the first nine months of 1996 as compared to the third quarter of 1995 and the first nine months of 1995.

   Total sales of electricity decreased $18.8 million and $2.8 million during the third quarter of 1996 and the first nine months of 1996 as compared to the same periods in 1995. Cooler summer temperatures during 1996 resulted in lower customer revenues in the third quarter from residential and commercial customers of 11.8 percent and 2.8 percent. Revenue from sales of electricity to other utilities decreased $0.8 million in the third quarter of 1996 when compared to the corresponding quarter of 1995 due to increased price competition resulting from additional power being marketed by other utilities. Direct customer revenues from residential and commercial customers during the first nine months of 1996 were 2.2 percent and 0.5 percent lower than for the same period of 1995 primarily due to cooler summer temperatures during 1996. Revenues from sales of electricity to other utilities increased $5.8 million for the first nine months of 1996 as compared to the same period in 1995. Scheduled outages at Elrama, Cheswick, and Mansfield, as well as a forced outage at Ft. Martin, reduced generation available for sales to other utilities during the first nine months of 1995.

   Other operating revenues increased $7.0 million during the third quarter of 1996 as compared to 1995 and increased $3.2 million during the first nine months of 1996 as compared to 1995. The third quarter of 1996 increase was primarily due to increased revenues at Chester Engineers (Chester), a wholly owned subsidiary of DE, and due to increased billings to the other joint owners of BV Unit 2 in connection with the 6th refueling outage. The year-to-date results were primarily attributable to the increased revenues at Chester.


Operating Expenses

   Total operating expenses decreased $11.2 million and increased $9.8 million during the third quarter of 1996 and the first nine months of 1996 as compared to the same periods in 1995.

   Fuel and purchased power expense was $5.3 million lower in the third quarter of 1996 when compared to the third quarter of 1995 primarily due to a 29 percent decrease in the kilowatt hours purchased. In the first nine months of 1996, as compared to the first nine months of 1995, fuel and purchased power expense increased $4.6 million. This increase can be primarily attributed to a 4.4 percent increase in kilowatt hour sales which was partially offset by the third quarter of 1996 decrease in kilowatt hours purchased.

   Other operating expenses were $3.4 million and $5.1 million lower for the third quarter of 1996 and for the first nine months of 1996 when compared to the same periods in 1995. The decreases are primarily due to cost reductions at the Company's utility operations. Additionally, the Company recorded operating reserves related to discontinued environmental business units.

   Maintenance expenses decreased $1.6 million when comparing the third quarters of 1996 and 1995 and $2.1 million when comparing the first nine months of 1996 and 1995. The decreases are primarily due to lower refueling outage costs. The lower expenses for the first nine months of 1996 also result from fewer fossil station outages in 1996.

   Depreciation and amortization expense was consistent when comparing the third quarter of 1996 to the third quarter of 1995 and increased $13.8 million when comparing the first nine months of 1996 to the first nine months of 1995. During the third quarter of 1996, the Company completed recovery of its investment in Perry Unit 2, the construction of which was abandoned by the Company in 1986. The resultant decrease in amortization expense, combined with other lower amortization costs, offset the Company's increase in depreciation related to the Ft. Martin Plan. The increase for the first nine months of 1996 resulted from the increased depreciation costs as well as $9.0 million which was expensed related to the depreciation portion of deferred rate synchronization costs in conjunction with the sale of its ownership interest in Ft. Martin. (See "Ft. Martin Plan" discussion on page 18.)


Other Income

   The $4.3 million and $9.6 million increases in the third quarter of 1996 and the first nine months of 1996 in other income are primarily related to income from long-term investments that were made since the third quarter of 1995. During the first quarter of 1995 a pre-tax gain of approximately $7.2 million was recorded related to the acquisition of International Power

Machines (IPM) by Exide Electronics Group (Exide).


Interest and Other Charges

   Interest and other charges increased $2.5 million when comparing the third quarter of 1996 to the third quarter of 1995 and were consistent when comparing the first nine months of 1996 to the first nine months of 1995. The increase in the current quarter was primarily due to the payment of $3.1 million in dividends related to the Monthly Income Preferred Securities that were issued in May 1996. (See Liquidity and Capital Resources, below.) The increase was partially offset by decreased interest as the result of retirement and refinancing of long-term debt.


Liquidity and Capital Resources
--------------------------------------------------------------------------------

Financing

   The Company expects to meet its current obligations and debt maturities through the year 2000 with funds generated from operations and through new financings. At September 30, 1996, the Company was in compliance with all of its debt covenants.

   All of the Company's First Collateral Trust Bonds have been issued under a mortgage indenture established in April 1992. All First Collateral Trust Bonds became first mortgage bonds when the Company's 1947 first mortgage bond indenture was retired in the third quarter of 1995 following the maturity of the last bond series issued under that indenture.

   On May 14, 1996, Duquesne Capital L.P., a Delaware special-purpose limited partnership whose sole general partner is Duquesne, issued in aggregate $150.0 million principal amount of 8-3/8% Cumulative Monthly Income Preferred Securities, Series A, with a stated liquidation value of $25. A portion of the proceeds was used to retire $50.0 million of long-term debt maturing May 15, 1996. The Company intends to apply the remaining proceeds to the purchase or redemption of outstanding securities and for general corporate purposes.

   On June 24, 1996, the Company entered into a five-year bank term loan for $10.0 million at a 7.5 percent annual rate of interest. The term loan pays interest semi-annually.

   Also on June 24, 1996, the Company extended one of its two revolving credit agreements to June 23, 1997, and increased the facility from $100.0 million to $125.0 million. Interest rates can, in accordance with the option selected at the time of borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitment. The credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period.

   In June 1996, a $50.0 million accounts receivable sales arrangement was extended to June 25, 1997. The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50.0 million of accounts receivable. The Company may attempt to extend the agreement or to replace the facility with a similar one or to eliminate it upon expiration.

   On July 24, 1996, the Company entered into an additional five-year bank term loan for $50.0 million at a 7.3 percent annual rate of interest. The term loan pays interest semi-annually.

   On October 4, 1996, the Company extended its other revolving credit agreement of $150.0 million to October 3, 1997. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitment. The credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period.

   On October 7, 1996, the Company entered into a $25.0 million, five-year term loan at an effective interest rate of 7.02 percent.


Investing
--------------------------------------------------------------------------------

   The Company's market-driven long-term investments focus in five principle areas: affordable housing, natural gas reserves, lease investments, environmental services and energy solution investments. Investments in leases for the nine months ended September 30, 1996 and 1995, were $47.0 million and $60.0 million. The Company invested $3.1 million and $33.9 million in affordable housing funds during the nine months ended September 30, 1996 and 1995. The Company also invested $5.4 million and $21.0 million in natural gas reserve partnerships during the nine months ended September 30, 1996 and 1995. In the third quarter of 1996, the Company invested $3.0 million in a fuel cell company.


Outlook
--------------------------------------------------------------------------------

Ft. Martin Plan

     On October 31, 1996 the sale of the Company's ownership interest in Ft. Martin was completed. The sale and a plan to be funded in part by the proceeds of the Ft. Martin transaction were approved by the PUC on May 23, 1996. Under the approved plan, the Company will not increase its base rates for a period of five years through the year 2000. In addition, the Company recorded in October 1996 a one-time reduction of approximately $130.0 million in the book value of the Company's nuclear plant investment. The proceeds from the sale are expected to be used to fund reliability enhancements to the Brunot Island Power Station
(BI) combustion turbines and to reduce the Company's capitalization. The approved plan also provides for an increase of $25.0 million in depreciation and amortization expense in 1996, $50.0 million in 1997 and $75.0 million in 1998 related to the Company's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5.0 million, without any increase in existing electric rates. Also, the Company will record an annual $5.0 million credit to the Energy Cost Rate Adjustment Clause (ECR) during the plan period to compensate the Company's electric utility customers for lost profits from any short-term power sales foregone by the sale of its ownership interest in Ft.

Martin. In addition to the annual credit of $5.0 million to the ECR, the Company will cap energy costs beginning April 1, 1997 through the remainder of the plan period, at a historical five-year average of 1.47 cents per kilowatt hour. In accordance with the approved plan, the Company has expensed $9.0 million related to the depreciation portion of the $51.1 million of deferred rate synchronization costs associated with BV Unit 2 and Perry Unit 1. Upon final transfer of its ownership interest in Ft. Martin, the Company began to amortize the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. Finally, the Company's approved plan also provides for annual assistance of $0.5 million to low-income customers.


Deferred Coal Costs

   The Company's regulatory assets include deferred coal costs of $11.3 million and $12.8 million at September 30, 1996 and December 31, 1995. The Company believes these deferred costs continue to represent probable future revenues recoverable under all existing energy caps. The Company will continue to monitor significant changes in the regulatory and competitive climate that would affect its ability to recover these costs from electric utility customers. (See "Regulation" discussion on page 14.)

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

   Finally, the FERC simultaneously issued a new Notice of Proposed Rulemaking
(NOPR) on Capacity Reservation Open Access Transmission Tariffs (CRT), which would require all market participants to reserve firm capacity rights between designated receipt and delivery points. If adopted, the CRT would replace the open access pro forma tariff implemented in Order No. 888. On July 12, 1996, the Company filed with the FERC a request for acceptance of a CRT to replace the FERC pro forma tariff filed on July 9, 1996. (See "Transmission Access" discussion on page 21.)

   In Pennsylvania, the PUC has completed its investigation concerning regulatory reform and has issued a report recommending to the governor and the Pennsylvania General Assembly that retail customers be given a choice of their electric supplier (retail choice). The report also recommends that existing transmission and distribution franchises continue to be regulated by the PUC. In addition, hearings have been held and legislation has been introduced in the Pennsylvania state legislature. A broad group of interested parties led by the Chairman of the PUC has reached a consensus on proposed amendments to previously introduced legislation. This group included legislators, customer groups, consumer advocates, small business advocates, environmental groups, labor representatives, and utility representatives. First, the proposed amendments provide for a transition period of two years, subject to two six-month extensions at the discretion of the PUC, and a two-year phase-in period. Utilities would be required to file transition plans between April 1, 1997 and September 30, 1997. The transition plans would be subject to approval by the PUC and would include the utilities' plans for the recovery and mitigation of stranded costs. Second, excluding the effects of possible extensions, retail choice would be open to 33 percent of all customer classes beginning January 1, 1999, 66 percent of all customer classes beginning January 1, 2000 and 100 percent of all customer classes beginning January 1, 2001. Finally, utilities would have an opportunity to recover stranded costs, as determined by the PUC to be just and reasonable, for recovery from customers through a competitive transition charge for a period not to exceed nine years, unless a longer period is approved by the PUC. The PUC may allow for all or a portion of the stranded costs to be securitized by the issuance of bonds. Cost savings, if any, associated with securitization of stranded costs would reduce prices to customers. An overall 4.5 year price cap would be imposed on electric utility companies. Additionally, an electric utility company may not increase the generation price component as long as stranded costs are being recovered, with certain limited exceptions. The proposed consensus amendments to the legislation are expected to be presented to the legislature in November 1996. The Company cannot predict what legislation, if any, may ultimately be enacted.

   The Company is aware of the foregoing federal and state regulatory, legislative and business uncertainties and is attempting to position itself to operate in a more competitive environment. Because of the Company's current electric generating configuration, some of its baseload capacity is used less than optimally. The Company is currently considering ways to align its generating capabilities more closely with customer demand. Its current rate structure allows some flexibility in setting rates to retain its customer base and attract new business. In addition, despite the fact that sales to wholesale customers do not account for a significant portion of the Company's revenues, open access transmission offers the Company the opportunity to sell power on a market basis to customers outside of its geographic area.

   Open access transmission requirements implicitly create the potential for stranded costs. The Company implemented a $25.0 million annual increase to depreciation and amortization expense in 1995 related to the Company's nuclear investment and continues to further evaluate the accelerated depreciation of its generating assets as one method to guard against the competitive risks of stranded investments. On October 31, 1996 the sale of the Company's ownership interest in Ft. Martin was completed. The PUC approved plan, including the sale of Ft. Martin, provides for an increase of $25.0 million in depreciation and amortization expense in 1996, $50.0 million in 1997 and $75.0 million in 1998 related to the Company's nuclear investment, as well as a one-time write-down in the book value of the Company's nuclear plant investment of approximately $130.0 million. In addition, the Company's plan recognized an immediate expense of $9.0 million of deferred rate synchronization costs and, upon final transfer of the Company's ownership interest in Ft. Martin, the Company began to amortize the remaining $42.1 million balance over a ten-year period. (See "Ft. Martin Plan" discussion on page 18.) These current and proposed accelerated investment cost recovery measures will be absorbed by the Company without an increase in base rates. Although the Company believes the initiatives will enable it to mitigate these issues, the Company could face the risk of reduced rates of return if unforeseen costs arise and if revenues from sales or if sources of other income prove inadequate to fund those costs.

   The Company believes that these and similar mitigation strategies will strengthen its position to succeed in a more competitive environment by eliminating the need to charge its electric utility customers in the future for these currently recognized expenses. At this time, however, there is no assurance as to the extent to which the Company's initiatives can or will ultimately eliminate regulatory and other uncertainties associated with increased competition.

   In November 1996, the Company reached an agreement on a three year contract extension with the International Brotherhood of Electrical Workers, which represents approximately 2,000 of the Company's employees. It is the Company's intent to provide a stable work force through the transition to a competitive generation market with this contract, expiring September 30, 2001.


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

   On July 12, 1996, the Company filed with the FERC a request for acceptance of a capacity reservation tariff to replace the FERC pro forma tariff filed on July 9, 1996 (previously discussed in "Competition" on page 19). The tariff is intended to provide for the transition to retail customer choice in Pennsylvania. The Company's tariff proposes to adopt marginal cost pricing for transmission service on the Company transmission system. Marginal cost pricing of transmission service will ensure that generators delivering energy to the Company system will compete on the basis of their relative marginal costs. On September 10, 1996, the FERC issued an order accepting the Company's tariff filing and postponing its effectiveness for five months, or until February 11, 1997, subject to refund.

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

   The sale of the Company's ownership interest in Ft. Martin demonstrates the Company's ongoing efforts to optimize the utilization of generation resources. (See "Ft. Martin Plan" discussion on page 18.) The sale is expected to reduce power production costs by employing a cost-effective source of peaking capacity through enhanced reliability of the BI combustion turbines. The reliability enhancements are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. Implementation of the plan will better align the Company's generating capabilities with its native load requirements.

                         ______________________________


Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the SEC.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

   In September 1995, the Company commenced arbitration against Cleveland Electric Illuminating Company (CEI), seeking damages, a declaratory judgment, termination of the Operating Agreement for Eastlake Power Station Unit 5 (Eastlake), the appointment of a special operations advisor to oversee CEI's operation of Eastlake, partition of the parties' interests in Eastlake through a sale and division of the proceeds, and other equitable relief. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information, particularly with regard to costs relating to the closing of the Powhattan No. 6 mine contract. The Powhattan No. 6 mine currently supplies coal to Eastlake.

   In October 1995, CEI commenced an action against the Company in the Court of Common Pleas, Lake County, Ohio seeking to enjoin the Company from taking any action to effect a partition, through arbitration or otherwise, on the basis of a waiver of partition contained in the deed to the land underlying Eastlake.
CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of Eastlake. It is the Company's position that the deed covenant is unenforceable by CEI due to CEI's bad faith conduct toward the Company, as described in the arbitration demand, and because it is indefinite in duration, being tied to the useful life of Eastlake. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending, and the parties have agreed to litigate all of their disputes in federal court and to waive arbitration.
The Company asserted counterclaims in the action identical to the claims made in its arbitration demand and joined CEI's parent, Centerior Energy Corporation, in the claims. Several motions have been made by both parties, among them being motions to dismiss, motions for summary judgment and a motion by the Company for the appointment of a special operations advisor. The court has not ruled on any of the motions.

   Subject to these proceedings, the Company is currently soliciting offers for its ownership interest in Eastlake, located near Cleveland, Ohio and operated by Centerior Energy Corporation. The Company's 31.2 percent ownership interest represents 186 megawatts of Eastlake's output capacity.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:

     EXHIBIT 10.1 - Resignation Agreement Between DQE and Duquesne Light Company
                    (the Companies) and Wesley W. von Schack

     EXHIBIT 27.1 - Financial Data Schedule

b. No Current Report on Form 8-K was filed during the three months ended September 30, 1996.

                         ______________________________

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                DQE
                                                               -----
                                                            (Registrant)



Date   November 14, 1996                                /s/  Gary L. Schwass
    ----------------------------                    ----------------------------
                                                            (Signature)
                                                          Gary L. Schwass
                                                      Executive Vice President
                                                    and Chief Financial Officer



Date   November 14, 1996                               /s/  Morgan K. O'Brien
    ----------------------------                    ----------------------------
                                                            (Signature)
                                                         Morgan K. O'Brien
                                                           Controller and
                                                    Principal Accounting Officer