Form 10-K
period 1996-12-31
DQE INC
filed 1997-03-28
CIK 846930

                                                                     [CONFORMED]



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-K



     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 1996
                                    -----------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ____________ to ____________


                             Commission File Number
                             ----------------------
                                    1-10290


                                   DQE, Inc.
             (Exact name of registrant as specified in its charter)


                Pennsylvania                              25-1598483
                ------------                              ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                    Cherrington Corporate Center, Suite 100
          500 Cherrington Parkway, Coraopolis, Pennsylvania  15108-3184
          -------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (412) 262-4700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                      -----  ------

Aggregate market value of DQE Common Stock held by non-affiliates as of February 21, 1997 was $2,303,952,960. There were 77,281,441 shares of DQE Common Stock outstanding as of February 21, 1997.

     [ ]  Indicate by check mark if disclosure of delinquent filers pursuant to
          Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange
  Registrant         Title of each class              on which registered
  ----------         -------------------             ---------------------
    DQE          Common Stock (no par value)        New York Stock Exchange
                                                    Philadelphia Stock Exchange
                                                    Chicago Stock Exchange



                   DOCUMENTS INCORPORATED BY REFERENCE

                                                   Part of Form 10-K
                                                  Into Which Document
              Description                          Is Incorporated
              -----------                         --------------------

       DQE Annual Report to Shareholders            Parts I and II
       for the year ended December 31, 1996

                      TABLE OF CONTENTS


                                                   Page
                                                   ----
                  PART I

ITEM 1.     BUSINESS

  Corporate Structure                                 1
  Results of Operations                               2
  Liquidity and Capital Resources                     4
  Rate Matters                                        6
  Property, Plan and Equipment (PP&E)                 8
  Employees                                          10
  Electric Utility Operations                        10
  Fossil Fuel                                        10
  Nuclear Fuel                                       11
  Nuclear Decommissioning                            11
  Nuclear Insurance                                  12
  Spent Nuclear Fuel Disposal                        13
  Uranium Enrichment Decontamination and
    Decommissioning                                  13
  Environmental Matters                              13
  Outlook                                            14
  Other                                              17
  Executive Officers of the Registrant               18

ITEM 2.    PROPERTIES                                19

ITEM 3.    LEGAL PROCEEDINGS                         20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                          20


                  PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED SHAREHOLDER
           MATTERS                                   20

ITEM 6.    SELECTED FINANCIAL DATA                   21

ITEM 7.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                 21

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS
           AND SUPPLEMENTARY DATA                    21

ITEM 9.    CHANGES IN AND DISAGREEMENTS
           WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                  21


                                                   Page
                                                   ----
                      PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT                         21

ITEM 11.   EXECUTIVE COMPENSATION                    21

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT          21

ITEM 13.   CERTAIN RELATIONSHIPS AND
           RELATED TRANSACTIONS                      21


                      PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K         22

           SCHEDULE II                               34

           SIGNATURES                                35

           GLOSSARY                                  36

           REPORT OF INDEPENDENT CERTIFIED
           PUBLIC ACCOUNTANTS                        37

           FINANCIAL STATEMENTS                      38

                                    PART I
ITEM 1. BUSINESS.

Corporate Structure
------------------------------------------------------------------------------

PART I OF THIS ANNUAL REPORT, FORM 10-K (REPORT) SHOULD BE READ IN CONJUNCTION WITH DQE'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE SET FORTH ON PAGES 38 THROUGH 60 IN PART IV OF THIS REPORT. EXPLANATIONS OF CERTAIN FINANCIAL AND OPERATING TERMS USED IN THIS REPORT ARE SET FORTH IN A GLOSSARY ON PAGE 36 OF THIS REPORT.

         DQE is an energy services holding company. Its subsidiaries are Duquesne Light Company (Duquesne), Duquesne Enterprises (DE), DQE Energy Services (DES), DQEnergy Partners and Montauk. DQE and its subsidiaries are collectively referred to as "the Company."

         Duquesne is an electric utility engaged in the production, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. DE makes strategic investments beneficial to DQE's core energy business. These investments enhance DQE's capabilities as an energy provider, increase asset utilization, and act as a hedge against changing business conditions. DES is a diversified energy services company offering a wide range of energy solutions for industrial, utility and consumer markets worldwide. DES initiatives include energy facility development and operation, domestic and international independent power production, and the production and supply of innovative fuels. DQEnergy Partners was formed in December 1996 to align DQE with strategic partners to capitalize on opportunities in the dynamic energy services industry. These alliances enhance the utilization and value of DQE's strategic investments and capabilities while establishing DQE as a total energy provider. Montauk is a financial services company that makes long-term investments and provides financing for the Company's other market-driven businesses and their customers.


The Company's Electric Service Territory

         The Company's utility operations provide electric service to customers in Allegheny County, including the City of Pittsburgh, Beaver County and Westmoreland County. This represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by the Company's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, the Company's utility operations also sell electricity to other utilities.


Regulation

         The Company is subject to the accounting and reporting requirements of the United States Securities and Exchange Commission (SEC). In addition, the Company's electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

         The Electricity Generation Customer Choice and Competition Act (Customer Choice Act) went into effect in Pennsylvania on January 1, 1997. This legislation provides for a gradual deregulation of the generation of electricity, while maintaining regulation of the transmission and distribution of electricity and related services to customers. (See "Rate Matters" and "Competition" discussions on pages 6 and 14.)

         The Company's electric utility operations are also subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1.

         The Company's consolidated financial statements report regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), and reflect the effects of the current ratemaking process. In accordance with SFAS No. 71, the company's consolidated financial statements reflect regulatory assets and liabilities consistent with cost-based, pre-competition ratemaking regulations. The regulatory assets represent probable future revenue to the company because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

         A Company's electric utility operations or a portion of such operations could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations described above. (See "Rate Matters" and "Competition" discussions on pages 6 and 14.) The Company currently believes its electricity generating assets and related regulatory assets continue to satisfy these criteria in light of the transition to competitive generation under the Customer Choice Act. Should any portion of the Company's electric utility operations be deemed to no longer meet the SFAS No. 71 criteria, the Company may be required to write off any above-market cost assets, the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements.


Results of Operations
-------------------------------------------------------------------------------

Sales of Electricity to Customers

         The increase in 1996 total operating revenues was $5.0 million, as compared to 1995. Comparing 1995 total operating revenues to 1994, there was a decrease of $3.7 million. Operating revenues are primarily derived from the Company's sales of electricity. The PUC authorizes rates for electricity sales which are cost-based and are designed to recover the company's operating expenses and investment in electric utility assets and to provide a return on the investment. (See "Rate Matters" and "Competition" discussions on pages 6 and 14.)

Electric Utility Sales by Customer Class (Kilowatt-Hours in Millions):

-------------------------------------------------------------------------------
                                               1996         1995     1994
-------------------------------------------------------------------------------
Residential                                    3,321        3,378     3,219
Commercial                                     5,737        5,729     5,563
Industrial                                     3,285        3,237     3,256
Miscellaneous                                     83           84        84
-------------------------------------------------------------------------------
 Sales to Electric Utility Customers          12,426       12,428    12,122
-------------------------------------------------------------------------------
Sales to Other Utilities                       3,310        2,975     3,212
-------------------------------------------------------------------------------
 Total Sales                                  15,736       15,403    15,334
===============================================================================

         Sales to residential and commercial customers are strongly influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional economic development. Sales to industrial customers are influenced by national and global economic conditions. Customer revenues fluctuate as a result of changes in sales volume and changes in fuel and other energy costs.


Net Customer Revenues

         Net customer revenues, reflected on the statement of consolidated income, decreased $8.2 million or 0.8 percent in 1996 compared to 1995. The variance can be attributed primarily to decreased residential customer kilowatt-hour (KWH) sales of 1.7 percent due to unseasonably warm summer temperatures in 1995, as compared to 1996, resulting in decreased revenues of $8.9 million. Industrial KWH sales volume in 1996 increased when compared to the prior year because of a self-generation outage experienced in 1996 by one of the Company's large industrial customers. Sales to the company's 20 largest customers accounted for approximately 14 percent of customer revenues in 1996, 1995 and 1994.

         In 1995 as compared to 1994, net customer revenues increased by $7.8 million, or 0.7 percent. The increase is the net result of higher KWH sales to residential customers by 4.9 percent in response to extreme 1995 summer temperatures, partially offset by lower fuel and other energy costs per KWH, the benefits of which are passed through to the customers in the form of lower rates. Revenues from electric sales to residential customers in 1995 exceeded 1994 residential revenues by $13.0 million.

Sales to Other Utilities

         Short-term sales to other utilities are regulated by the FERC and are made at market rates. Fluctuations in electricity sales to other utilities are related to the Company's customer energy requirements, the energy market and transmission conditions, and the availability of the Company's generating stations. The Company's electricity sales to other utilities in 1995 were less than 1996 and 1994 due to the timing of generating station outages and the fluctuating level of sales to the Company's electric utility customers. Future levels of short-term sales to other utilities will be affected by the Company's sale of its ownership interest in the Ft. Martin Power Station (Ft. Martin), the possible sale of other generating stations, market rates, and by the outcome of the Company's FERC filings requesting firm transmission access. (see "Mitigation Plan" and "Transmission Access" discussions on pages 7 and 17.)


Other Operating Revenues

         Other operating revenues include the Company's non-KWH utility revenues and revenues from market-based operating activities. The increase of $10.9 million in other operating revenues when comparing 1996 and 1995 is primarily due to increased revenues at Chester Engineers (Chester), a wholly owned subsidiary of DE, and revenues of GSF Energy, a Montauk acquisition in the fourth quarter of 1996. During 1997, GSF Energy is expected to contribute approximately $20 million to other operating revenues, as compared to $2.8 million in 1996. Other operating revenues decreased $9.2 million in 1995 when compared to the prior year. This decrease largely reflects the restructuring of Chester.

         The discussion in the preceding paragraph regarding GSF Energy contains forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Estimates of GSF Energy's contribution to operating revenues will depend on gas prices and operational effectiveness.

Operating Expenses

         Fuel and purchased power expense fluctuations generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold, and generating station availability. Because of the Energy Cost Rate Adjustment Clause (ECR), changes in fuel and purchased power costs did not impact earnings in 1996, 1995 and 1994.

         Fuel and purchased power expense increased in 1996 compared to 1995 as a result of a 33 percent increase in purchased power prices. This increase was partially offset by lower nuclear fuel costs. Fuel and purchased power expense decreased in 1995 compared to 1994 due to lower nuclear fuel costs, a more favorable generation mix and a 2.7 percent decline in KWH generation.

         Other operating expense increased $6.0 million when comparing 1996 to 1995. The increase was the result of several factors, including a one-time lease charge, a full year of expense for DES in 1996 and operating costs of GSF Energy, acquired in the fourth quarter of 1996. In 1995, other operating expense decreased $36.2 million when compared to 1994. This 1995 reduction reflects the restructuring of Chester and cost savings attributable to the Company's electric utility operations.

         Depreciation and amortization expense increased $20.4 million in 1996 when compared to 1995 primarily due to the increase in the Company's electric utility operations' composite depreciation rate from 3.5 percent to 4.25 percent effective May 1, 1996. During the third quarter of 1996, the Company completed recovery of its investment in Perry Unit 2, the construction of which was abandoned by the Company in 1986. The resultant decrease in amortization expense was offset by the Company's increase in depreciation, as well as $9 million that was expensed related to the depreciation portion of deferred rate synchronization costs in conjunction with the Company's Mitigation Plan. Depreciation and amortization expense increased $36.6 million in 1995, primarily due to the change in the Company's electric utility operations' composite depreciation rate from 3.0 percent to 3.5 percent effective January 1, 1995. The Company did not seek a rate increase to recover the additional costs. (See "Mitigation Plan" discussion on page 7.)

Other Income

         The increase of $22.5 million in other income, when comparing 1996 to 1995, was primarily the result of income from long-term investments made during late 1995 and 1996. Other income increased $9.4 million in 1995 when compared to 1994 primarily due to additional investing activity, including the one-time gain recognized at the merger of International Power Machines Corporation (IPM) and Exide Electronics Group, Inc. (Exide).

Interest and Other Charges

         The increase in interest and other charges in 1996 from 1995 was $2.7 million despite the payment of $7.9 million in dividends related to preferred stock issued in May 1996 and $2.5 million of interest on new term loans. The interest expense increase was offset by a decrease due to the retirement of long-term debt and preferred stock of subsidiaries during 1995. Interest and other charges were lower in 1995 when compared to 1994 also due to the retirement of long-term debt and preferred stock of subsidiaries. The Company's interest on long-term debt and other interest declined to $99.4 million in 1996 from $102.4 million in 1995 and $105.1 million in 1994.


Income Taxes

         Income taxes decreased in 1996 when compared to 1995 by $9.3 million, primarily due to reduced taxable income. In 1995, taxable income was greater than in 1994, resulting in increased income taxes of $3.7 million.


Liquidity and Capital Resources
-----------------------------------------------------------------------------

Capital Expenditures

         The Company spent approximately $101.2 million in 1996, $94.2 million in 1995 and $121.1 million in 1994 for capital expenditures, of which $88.5 million in 1996, $78.7 million in 1995 and $94.3 million in 1994 was spent for electric utility construction. The remaining capital expenditures were related to the Company's market-driven real estate investments. The Company's capital expenditures for electric utility construction focus on improving and/or expanding electric utility production, transmission and distribution systems. The Company estimates that it will spend, excluding allowance for funds used during construction (AFC) and nuclear fuel, approximately $110 million, $110 million and $95 million for electric utility construction during 1997, 1998 and 1999. These estimates also exclude any potential expenditures for reliability enhancements to the Brunot Island (BI) Unit 3 combustion turbine. (See "Mitigation Plan" discussion on page 7.) The Company expects that funds generated from operations will continue to be sufficient to fund a large part of its capital needs.

Long-term Investments

         The Company has made market-driven long-term investments in the following areas: leases, affordable housing, gas reserves, real estate, energy solutions and engineering services. Investing activities during 1996 included approximately $50 million in lease investments, $30 million in gas reserve investments, $15 million in affordable housing investments, and $3 million in energy solution investments. Investing activities of approximately $188 million and $67 million during 1995 and 1994 were balanced between investment types.


Financing

         The Company expects to meet its current obligations and debt maturities through the year 2001 with funds generated from operations and through new financings. At December 31, 1996, the Company was in compliance with all of its debt covenants.

         On May 14, 1996, Duquesne Capital L.P., a Delaware special-purpose limited partnership the sole general partner of which is Duquesne, issued $150 million principal amount of 8-3/8 percent Cumulative Monthly Income Preferred Securities (MIPS), Series A, with a stated liquidation value of $25.00. A portion of the proceeds was used to retire $50 million of long-term debt maturing May 15, 1996. The Company intends to continue to apply the remaining proceeds to the purchase or redemption of outstanding securities and for general corporate purposes.

         During 1996, the Company entered into five-year bank term loans totaling $85 million with fixed interest rates averaging 7.25 percent. These loans pay interest semi-annually.

         In November 1997, $50 million of mortgage bonds will mature. The Company expects to retire these bonds with available cash or to refinance the bonds.


Short-Term Borrowings

         At December 31, 1996, the Company had two extendible revolving credit arrangements, including a $125 million facility expiring in June 1997 and a $150 million facility expiring in October 1997. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. Both credit facilities contain two-year repayment periods for any amounts outstanding at the expiration of the revolving credit periods. At December 31, 1996, there were no short-term borrowings outstanding. At December 31, 1995, short-term borrowings were $35 million. The weighted average interest rate applied to such borrowings was 6.5 percent.


Sale of Accounts Receivable

         The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The Company had no receivables sold at December 31, 1996. At December 31, 1995, the Company had sold $7 million of receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1997, is one of many sources of funds available to the Company. The Company has not determined, but may attempt to extend the agreement or to replace the facility with a similar arrangement or to eliminate it upon expiration.


Nuclear Fuel Leasing

         The Company finances its acquisitions of nuclear fuel through a leasing arrangement under which it may finance up to $75 million of nuclear fuel. As of December 31, 1996, the amount of nuclear fuel financed by the Company under this arrangement totaled approximately $35 million. The Company plans to continue leasing nuclear fuel to fulfill its requirements at least through September 1998, the remaining term of the leasing arrangement.


Dividends

         The Company has continuously paid dividends on common stock since 1953 and in each of the last 10 years has increased its dividend paid per share. The Company's annualized dividends per share were $1.36, $1.28 and $1.17 at December 31, 1996, 1995 and 1994. The annual dividends paid have increased by an average compounded rate of 5.9 percent over the past five years, even though the Company has maintained a lower payout ratio than the electric utility industry in general. During 1996, the Company paid a quarterly dividend of $0.32 per share on each of January 1, April 1, July 1 and October 1. The quarterly dividend declared in the fourth quarter of 1996 was increased from $0.32 to $0.34 per share payable January 1, 1997. The Company expects that funds generated from operations will continue to be sufficient to pay dividends. The Company's need for and the availability of funds will be influenced by, among other things, new investment opportunities, the economic activity within the Company's utility service territory, competitive and environmental legislation, and regulatory matters experienced by the electric utility industry generally. (See "Competition" discussion on page 14.) The Company's stock price was $29.00 at the end of 1996. The book value per share of common stock was $18.01 at December 31, 1996, which represents a 5.1 percent increase in book value since December 31, 1995.

         Dividends may be paid on the Company's common stock to the extent permitted by law and as declared by the board of directors. However, payments of dividends on Duquesne's common stock may be restricted by Duquesne's obligations to holders of preferred and preference stock pursuant to Duquesne's Restated Articles of incorporation. No dividends or distributions may be made on Duquesne's common stock if Duquesne has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of total common shareholders' equity to total capitalization is less than specified percentages. As all of Duquesne's common stock is owned by the Company, to the extent that Duquesne cannot pay common dividends, the Company may not be able to pay dividends to its common shareholders. No part of the retained earnings of the Company was restricted at December 31, 1996.


Changes in the Number of Shares of DQE Common Stock Outstanding
-----------------------------------------------------------------------------------
                                                      1996      1995     1994
                                                 (Amounts in Thousands of Shares)
-----------------------------------------------------------------------------------
Outstanding as of January 1                        77,556       78,459   79,518
Reissuance from treasury stock                        157           83      116
Repurchase of common stock                           (440)        (986)  (1,175)
--------------------------------------------------------------------------------
 Outstanding as of December 31                     77,273       77,556   78,459
================================================================================

Rate Matters

Customer Choice Act

         Under the Customer Choice Act, which went into effect on January 1, 1997, Pennsylvania has become a leader in customer choice. The Customer Choice Act will enable Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Electric utility restructuring will be accomplished through a two-stage process consisting of a pilot period (running through 1998) and a phase-in period (1999 through 2001). The pilot period will give utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. Duquesne filed a pilot program with the PUC on February 27, 1997, which proposes unbundling transmission, distribution, electricity and competitive transition charges and offers participating customers the same options that will be available in a competitive generation market.

         The pilot program will comprise approximately 5 percent of Duquesne's residential, commercial and industrial demand beginning September 1, 1997. Customers participating in the pilot will have two basic options. First, customers can choose to continue taking bundled service from Duquesne under approved tariffs. Second, customers can choose unbundled service with their electricity provided by an alternative electric generation supplier. All customers that choose unbundled electric service will be subject to unbundled distribution charges approved by the PUC and unbundled transmission charges pursuant to Duquesne's FERC-approved tariff. Each customer that elects unbundled service also will be required to pay a non-bypassable access fee (competitive transition charge) that provides Duquesne with a reasonable opportunity to recover transition costs.

         The Company must file a restructuring plan with the PUC by August 1, 1997 setting forth its proposals for the transition to customer choice and the recovery of transition costs. (See "Competition" discussion on page 14.) The phase-in to competition begins on January 1, 1999 when 33 percent of consumers will have customer choice (including consumers covered by the pilot program); 66 percent of consumers will have customer choice by January 1, 2000; and all consumers will have customer choice by January 1, 2001. Although the Customer Choice Act will give customers their choice of electric generation suppliers, delivery of the electricity from the generation supplier to the customer will remain the responsibility of the existing franchised utility. Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the current manner.


Mitigation Plan

         The Company has taken a number of steps to mitigate its potential transition costs. (See "Competition" discussion on page 14.) In addition to the steps taken during the last 10 years to prepare for competition, effective January 1, 1995, the Company accelerated its rate of depreciation on its fixed nuclear assets without seeking a rate increase to recover the additional costs. On October 31, 1996, the sale of the Company's ownership interest in Ft. Martin was completed. Ft. Martin Unit 1 was owned 50 percent by Duquesne and 50 percent by its operator, Allegheny Power System (APS). The sale and a plan, to be funded in part by the proceeds of the Ft. Martin transaction, were approved by the PUC on May 23, 1996. Under the approved plan, the Company will not increase its base rates for a period of five years through May 2001. In addition, the Company recorded in October 1996 a one-time reduction of approximately $130 million in the book value of the Company's nuclear plant investment. The proceeds from the sale are expected to be used to fund reliability enhancements to the BI Unit 3 combustion turbine and to reduce the Company's capitalization. The approved plan also provides for incremental increases of $25 million in depreciation and amortization expense in 1996, 1997 and 1998 related to the Company's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5 million, without any increase in existing electric rates. Also, the Company will record an annual $5 million credit to the ECR during the plan period to compensate the Company's electric utility customers for lost profits from any short-term power sales foregone by the sale of its ownership interest in Ft. Martin. In addition, the Company will cap energy costs, beginning April 1, 1997 through the remainder of the plan period, at a historical five-year average of 1.47 cents per KWH. In accordance with the approved plan, the Company has expensed $9 million related to the depreciation portion of the deferred rate synchronization costs associated with BV Unit 2 and Perry Unit 1. The Company's approved plan provides for the amortization of the remaining deferred rate synchronization costs over a 10-year period. At December 31, 1996, the unamortized portion of these costs totaled $41.4 million, net of deferred fuel savings related to the two units. (See "Deferred Rate Synchronization Costs" below.) Finally, the Company's approved plan also provides for annual assistance of $0.5 million to low-income customers.


Deferred Rate Synchronization Costs

         In 1987, the PUC approved the Company's petition to defer initial operating and other costs of BV Unit 2 and Perry Unit 1. The Company deferred the costs incurred from November 1987, when the units went into commercial operation, until March 1988, when a rate order was issued. In its rate order, the PUC postponed ruling on whether these costs would be recoverable from the Company's electric utility customers. The Company is not earning a return on the deferred costs. (See "Mitigation Plan" discussion above.)


Energy Cost Rate Adjustment Clause (ECR)

         Through the ECR, the Company recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs).

         On the Company's statement of consolidated income, these ECR revenues are included as a component of operating revenues. For ECR purposes, the Company defers fuel and other energy expenses for recovery, or refunding, in subsequent years. The deferrals reflect the difference between the amount that the Company is currently collecting from customers and its actual ECR energy costs. The PUC annually reviews the Company's ECR energy costs for the fiscal year April through March, compares them to previously projected ECR energy costs, and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost standards. (See "Fossil Fuel" discussion on page 10.)

         Under the Customer Choice Act, the Company may replace the ECR effective April 1, 1997 by rolling its ECR energy costs into its base rates. The effect of this change would be to provide to the Company an opportunity to further mitigate its deferred energy costs based upon its ability to manage its energy costs. Under the Company's PUC-approved Mitigation Plan, the level of energy cost recovery is capped at 1.47 cents per KWH through May 2001. To the extent that projections do not support recovery of previously deferred costs through this pricing mechanism, these costs would become transition costs subject to recovery through a competitive transition charge (CTC). (See "Competition" discussion on page 14.)


Property, Plant and Equipment (PP&E)
-------------------------------------------------------------------------------

Investment in PP&E and Accumulated Depreciation

         The Company's total investment in property, plant and equipment and the related accumulated depreciation balances for major classes of property at December 31, 1996 and 1995, are as follows:

PP&E and Related Accumulated Depreciation at December 31
-------------------------------------------------------------------------------


                                                          (Amounts in Thousands of Dollars)
                                                      1996                                  1995
                                      --------------------------------------------------------------------------
                                                  Accumulated      Net                  Accumulated      Net
                                      Investment  Depreciation  Investment  Investment  Depreciation  Investment
                                      --------------------------------------------------------------------------
Electric Production                   $2,467,786    $1,092,928  $1,374,858  $2,501,974    $  885,389  $1,616,585
Electric Transmission                    299,895       114,406     185,489     296,953       110,242     186,711
Electric Distribution                  1,176,738       374,180     802,558   1,143,111       347,399     795,712
Electric General                         324,366       168,470     155,896     314,844       141,133     173,711
Property Held for Future Use             190,821        82,737     108,084     216,633        94,283     122,350
Property Held Under Capital Leases        99,608        47,670      51,938     133,381        74,874      58,507
Other                                    228,256        89,554     138,702     139,217        32,557     106,660
-----------------------------------------------------------------------------------------------------------------
 Total                                $4,787,470    $1,969,945  $2,817,525  $4,746,113    $1,685,877  $3,060,236
=================================================================================================================

Joint Interests in Generating Units

         The Company has various contracts with Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company (CEI) and The Toledo Edison Company, with respect to several jointly owned/leased generating units, that include provisions for coordinated maintenance responsibilities, limited and qualified mutual back-up in the event of outages, and certain capacity and energy transactions.

         In September 1995, the Company commenced arbitration against CEI, seeking damages, termination of the Operating Agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. In October 1995, CEI commenced an action against the Company in the Court of Common Pleas, Lake County, Ohio seeking to enjoin the Company from taking any action to effect a partition on the basis of a waiver of partition covenant contained in the deed to the land underlying Eastlake. CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of Eastlake. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Currently, the parties are engaged in settlement discussions. To provide the parties with the opportunity to settle their claims, the court has postponed litigation proceedings until April 1, 1997.

Joint Interests in Nuclear Power Stations
-------------------------------------------------------------------------------

                                                 Beaver Valley        Perry
                                              Unit 1      Unit 2      Unit 1
-------------------------------------------------------------------------------
Duquesne                                     * 47.50%  *  13.74%(c)     13.74%
Ohio Edison Company                            35.00%     41.88%        30.00%
Pennsylvania Power Company (a)                 17.50%       --           5.24%
CEI (b)                                          --       24.47%      * 31.11%
Toledo Edison Company (b)                        --       19.91%        19.91%
-------------------------------------------------------------------------------

 *  Denotes Operator
(a) Subsidiary of Ohio Edison Company
(b) Subsidiary of Centerior Energy Corporation
(c) In 1987, the Company sold and leased back its 13.74 percent interest in BV Unit 2; the sale was exclusive of transmission and common facilities. The total sales price of $537.9 million was the appraised value of the Company's interest in the property. The Company subsequently leased back its interest in the unit for a term of 29.5 years. The lease provides for semi-annual payments and is accounted for as an operating lease. The Company is responsible under the terms of the lease for all costs related to its interest in the unit.


Joint Interests in Fossil Power Stations
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                                                           Bruce Mansfield
                                             Sammis   -------------------------   Eastlake
                                             Unit 7   Unit 1    Unit 2   Unit 3    Unit 5
-------------------------------------------------------------------------------------------
Duquesne                                      31.20%    29.30%     8.00%   13.74%     31.20%
Ohio Edison Company                         * 48.00%    60.00%    39.30%   35.60%        --
Pennsylvania Power Company (a)                20.80%   * 4.20%   * 6.80%  * 6.28%        --
CEI (b)                                         --       6.50%    28.60%   24.47%   * 68.80%
Toledo Edison Company (b)                       --        --      17.30%   19.91%        --
-------------------------------------------------------------------------------------------

 *  Denotes Operator
(a) Subsidiary of Ohio Edison Company
(b) Subsidiary of Centerior Energy Corporation

        On September 13, 1996, Ohio Edison Company and Centerior Energy Corporation entered into an agreement and plan of merger to form FirstEnergy Corporation. The regulatory approval process for the proposed merger is expected to take approximately 12 to 18 months.


Property Held for Future Use

         In 1986, the PUC approved the Company's request to remove Phillips Power Station (Phillips) and a portion of BI from service and from rate base. In accordance with the Company's Mitigation Plan, 112 MWs related to BI Units 2a and 2b were moved from property held for future use to electric plant in service in 1996. The Company expects to recover its investment in BI Units 3 and 4, which remain in property held for future use through future electricity sales. The Company believes its investment in BI will be necessary in order to meet future business needs. A portion of the proceeds of the sale of Ft. Martin is expected to be used to fund reliability enhancements to the BI Unit 3 combustion turbine. The reliability enhancements are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. (See "Mitigation Plan" discussion on page 7.) The Company is analyzing the effects of customer choice on its future generating requirements. The Company is planning to seek recovery of its investment and associated costs of Phillips through a CTC. (See "Competition" discussion on page 14.) In the event that market demand, transmission access or rate recovery do not support the utilization of these plants, the Company may have to write off part or all of these investments and associated costs. At December 31, 1996, the Company's net of tax investment in Phillips and BI held for future use was $53.6 million and $17.2 million.

Employees
-------------------------------------------------------------------------------

         At December 31, 1996, DQE and its subsidiaries had 3,810 employees, including 1,157 employees at the Company-operated Beaver Valley Power Station
(BVPS). In November 1996, the Company reached an agreement on a three-year contract extension through September 30, 2001 with the International Brotherhood of Electrical Workers, which represents approximately 2,000 of the Company's employees.


Electric Utility Operations
-------------------------------------------------------------------------------

         The Company's fossil plants operated at 76 percent availability in 1996 and 1995. The Company's nuclear plants operated at 76 percent availability in 1996 and 83 percent in 1995. The timing and duration of scheduled maintenance and refueling outages, as well as the duration of forced outages, affect the availability of power stations. The Company normally experiences its peak demand in the summer. The 1996 customer system peak demand of 2,463 MW occurred on August 7, 1996.

         The Company's plan for optimizing generation resources is designed to reduce under-utilized generating capacity and employ cost-effective sources of peaking capacity. The sale of the Company's ownership interest in Ft. Martin reduced in-service capacity by 276 MW. In conjunction with the sale, the Company returned 112 MW of peaking capacity at BI to electric plant in service. Additionally, through potential reliability enhancements to the BI Unit 3 combustion turbine, the Company could return to service another 56 MW of oil-fired peaking capacity. (See "Property Held for Future Use" discussion on page 9.)

         The Company has a 13.74 percent ownership interest in Perry Unit 1, a nuclear generating unit located in Ohio and operated by CEI. CEI management has advised the Company that the Perry Course of Action (PCA), an action plan submitted to the NRC in 1993, was completed at the end of the unit's fifth refueling outage in the spring of 1996. Perry Unit 1 has followed the PCA with the Perry Plan for Excellence, which is the long-term phase of the unit's performance improvement program. The Company will continue to monitor closely the status of the performance improvement program.


Fossil Fuel
-------------------------------------------------------------------------------

         The Company believes that sufficient coal for its coal-fired generating units will be available from various sources to satisfy its requirements for the foreseeable future. During 1996, approximately 2.4 million tons of coal were consumed at the Company's two wholly owned coal-fired stations, Cheswick Power Station (Cheswick) and Elrama Power Station (Elrama).

         The Company owns Warwick Mine, an underground mine located approximately 83 river miles from Pittsburgh. At December 31, 1996, the Company's net investment in the mine was $11.4 million. The Company estimates that, at December 31, 1996, its economically recoverable coal reserves at Warwick Mine were in excess of 1.5 million tons. The unaffiliated contract operator at Warwick Mine notified the Company that its financial circumstances and geologic conditions caused it to cease operations late in 1996. Therefore, the Company is pursuing its remedies and is currently negotiating to retain an operator for the mine as a smaller sized operation. Additionally, the Company will continue to purchase coal on the open market. This change should not impact the Company's ability to recover all of its investment in Warwick Mine, the $2.6 million of unrecovered system-wide cost of coal which excludes the Bruce Mansfield Power Station (Bruce Mansfield), or to accrue funds for future liabilities. It is anticipated that this effort will be successfully completed by March 31, 2000 when the system-wide coal cost cap expires. The current estimated liability for mine closing, including final site reclamation, mine water treatment and certain labor liabilities is $47.6 million, and the Company has recorded a liability on the consolidated balance sheet of approximately $20.2 million toward these costs.

         During 1996, 69 percent of the Company's coal supplies were provided by contracts including Warwick Mine, with the remainder satisfied through purchases on the spot market. The Company had four long-term contracts in effect at December 31, 1996 that, in combination with spot market purchases, are expected to furnish an adequate future coal supply. The Company does not anticipate any difficulty in replacing or renewing these contracts as they expire from 1997 through 2002. At December 31, 1996, the Company's wholly owned and jointly owned generating units had on hand an average coal supply of 45 days.

         The PUC has established two market price coal cost standards for the Company. One applies only to coal delivered at Bruce Mansfield. The other, the system-wide coal cost standard, applies to coal delivered to the remainder of the Company's system. Both standards are updated monthly to reflect prevailing market prices of similar coal. The PUC has directed the Company to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices for similar coal, as determined by the PUC. The PUC allows deferred amounts to be recovered from customers when the delivered costs of coal fall below such PUC-determined prevailing market prices. The Company's obligations to pay certain debt service costs associated with the Bruce Mansfield coal supply will end on January 1, 2000. The Bruce Mansfield coal cost-capping mechanism does not expire until the recovery of all deferrals has been resolved. The Company believes that Bruce Mansfield deferrals may increase through the end of this decade and then be reduced to zero by the end of the year 2002. The unrecovered cost of Bruce Mansfield coal was $9.6 million and the unrecovered cost of the remainder of the system-wide coal was $2.6 million at December 31, 1996. The Company believes that all deferred coal costs will be recovered.

Nuclear Fuel
--------------------------------------------------------------------------------

         The cycle of production and utilization of nuclear fuel consists of (1) mining and milling of uranium ore and processing the ore into uranium concentrates, (2) converting uranium concentrates to uranium hexafluoride, (3) enriching the uranium hexafluoride, (4) fabricating fuel assemblies, (5) utilizing the nuclear fuel in the generating station reactor and (6) storing and disposing of spent fuel.

         Adequate supplies of uranium and conversion services are under contract for the Company's requirements for its jointly owned/leased nuclear units through June and December 1997, respectively. Enrichment services are supplied under a 1984 United States Enrichment Corporation Utility Services Contract entered into for a period of 30 years by the Company for joint interests in Perry Unit 1, BV Unit 1 and BV Unit 2. Under the terms and conditions of this contract, the Company is committed to 100 percent of its enrichment needs through 1999; the Company has terminated, at zero cost, all of its enrichment services requirements for fiscal years 2000 through 2005. The Company continues to review the need for further enrichment services for the years 2006 through 2014 and may terminate these future years' services under the contract. Fuel fabrication contracts are in place to supply reload requirements for the next 18-month cycle for BV Unit 1 and BV Unit 2 and the next fifteen 18-month cycles for Perry Unit 1. The Company will make arrangements for future uranium supply and related services, as required.

         Each utility company is responsible for financing its proportionate share of the costs of nuclear fuel for each nuclear unit in which it has an ownership or leasehold interest. The Company's nuclear fuel costs, which are amortized to reflect fuel consumed, are charged to fuel expense and are currently recovered through rates. The Company estimates that, over the next three years, the expenditures for new fuel will exceed the amortization of nuclear fuel consumed by approximately $4.4 million. The actual nuclear fuel costs to be financed and amortized will be influenced by such factors as changes in interest rates; lengths of the respective fuel cycles; reload cycle design; and changes in nuclear material costs and services, the prices and availability of which are not known at this time. Such costs may also be influenced by other events not presently foreseen.


Nuclear Decommissioning
--------------------------------------------------------------------------------

         The PUC ruled that recovery of the decommissioning costs for BV Unit 1 could begin in 1977, and that recovery for BV Unit 2 and Perry Unit 1 could begin in 1988. The Company expects to decommission BV Unit 1, BV Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license in 2016, 2027 and 2026. At the end of its operating life, BV Unit 1 may be placed in safe storage until BV Unit 2 is ready to be decommissioned, at which time the units may be decommissioned together.

         Based on site-specific studies finalized in 1992 for BV Unit 2, and in 1994 for BV Unit 1 and Perry Unit 1, the Company's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine the Company's cost of service, is $122 million for BV Unit 1, $35 million for BV Unit 2, and $67 million for Perry Unit 1. A study will be performed in 1997 to update the Company's estimated decommissioning costs of BV Unit 1 and BV Unit 2.

         On July 18, 1996, the PUC issued a Proposed Policy Statement Regarding Nuclear Decommissioning Cost Estimation and Cost Recovery for the purpose of obtaining comments from the public. The proposed policy includes guidelines for a site-specific study to estimate the cost of decommissioning. Guidelines require that studies be performed at least every five years, address radiological and non-radiological costs, and include a contingency factor of not more than 10 percent. Under the proposed policy, annual decommissioning funding levels are based on an annuity calculation recognizing inflation in the cost estimates and earnings on fund assets. With respect to the transition to a competitive generation market, the Customer Choice Act requires that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. Consistent with this requirement, the Company has increased its nuclear decommissioning funding by $5 million under the PUC-approved plan for the sale of the Company's ownership interest in Ft. Martin. (See "Mitigation Plan" discussion on page 7.) These additional annual contributions bring the total annual funding to approximately $9 million. Also, on October 17, 1996, the PUC adopted an Accounting Order filed by the Company to recognize the increased funding as part of the Company's cost of service. The Company expects to receive approval from the Internal Revenue Service (IRS) for qualification of 100 percent of additional nuclear decommissioning trust funding for BV Unit 2 and Perry Unit 1, and 79 percent for BV Unit 1.

         The Company records nuclear decommissioning expense under the category of depreciation and amortization expense and accrues a liability, equal to that amount, for nuclear decommissioning costs. Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and may be invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at December 31, 1996 totaled approximately $33.7 million. On the Company's consolidated balance sheet, the decommissioning trusts have been reflected in other long-term investments, and the related liability has been recorded as other non-current liabilities.


Nuclear Insurance
--------------------------------------------------------------------------------

         The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. The maximum available private primary insurance of $200 million has been purchased by the Company. Additional protection of $8.7 billion would be provided by an assessment of up to $79.3 million per incident on each nuclear unit in the United States. The Company's maximum total possible assessment, $59.4 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If funds prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the nuclear industry.

         The Company's share of insurance coverage for property damage, decommissioning and decontamination liability is $1.2 billion. The Company would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited
(NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, the Company could be assessed retrospective premiums totaling a maximum of $7.3 million.

         In addition, the Company participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. Subject to the policy limit, the coverage provides for 100 percent of the estimated incremental costs per week during the 52-week period starting 21 weeks after an accident and 80 percent of such estimate per week for the following 104 weeks, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, the Company could be assessed retrospective premiums totaling a maximum of $3.5 million.

Spent Nuclear Fuel Disposal
--------------------------------------------------------------------------------

         The Nuclear Waste Policy Act of 1982 established a policy for handling and disposing of spent nuclear fuel and a policy requiring the establishment of a final repository to accept spent nuclear fuel. Electric utility companies have entered into contracts with the United States Department of Energy (DOE) for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent nuclear fuel before 2010. On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit, in response to a suit brought by 25 electric utilities and 18 states and state agencies, unanimously ruled that the DOE has a legal obligation to begin taking spent nuclear fuel by January 31, 1998. The DOE has not yet established an interim or permanent storage facility, and has indicated that it will be unable to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Further, Congress is considering amendments to the Nuclear Waste Policy Act of 1982 that could give the DOE authority to proceed with the development of a federal interim storage facility. In the event the DOE does not begin accepting spent nuclear fuel, existing on-site spent nuclear fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2016 (end of operating license), 2013 and 2011, respectively.

         On January 31, 1997, the Company joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing a suit in the U.S. Court of Appeals for the District of Columbia against the DOE. The suit requests the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. Significant additional expenditures for the storage of spent nuclear fuel at BV Unit 2 and Perry Unit 1 could be required if the DOE does not fulfill its obligation to accept spent nuclear fuel.


Uranium Enrichment Decontamination and Decommissioning
--------------------------------------------------------------------------------

         Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At December 31, 1996, the Company's liability for contributions was approximately $9.3 million (subject to an inflation adjustment). Contributions, when made, are currently recovered from electric utility customers through the ECR.


Environmental Matters
--------------------------------------------------------------------------------

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Superfund Amendments and Reauthorization Act of 1986 (Superfund) established a variety of informational and environmental action programs. The United States Environmental Protection Agency (EPA) informed the Company of its potential involvement in three hazardous waste sites. The Company reached agreements to make de minimus financial payments in 1995 related to two sites in order to resolve any associated liability. Related to the remaining site, the Company believes that available defenses, along with other factors (including overall limited involvement, low estimated remediation costs and other solvent, potentially responsible parties) will limit any potential liability that the Company may have for cleanup costs. The Company believes that any settlement or associated costs related to the remaining site will not have a materially adverse effect on its financial position, results of operations or cash flows.

         As required by Title V of the Clean Air Act Amendments (Clean Air Act), the Company filed comprehensive air operating permit applications for Cheswick, Elrama, BI and Phillips during the last half of 1995. These applications are still pending approval. The Company also filed its Title IV Phase II Clean Air Act compliance plan with the PUC on December 27, 1995.

         Although the Company believes it has satisfied all of the Phase I Acid Rain Program requirements of the Clean Air Act, Phase II Acid Rain Program requires significant additional reductions of sulfur dioxide (SO\\2) and oxides of nitrogen (NO\\X) by the year 2000. The Company currently has 662 MW of nuclear capacity and

1,187 MW of coal capacity equipped with SO\\2 emission-reducing equipment (including 300 MW of property held for future use at Phillips). Through the year 2000, the Company is considering a combination of compliance methods that include fuel switching; increased use of, and improvements in, SO\\2 emission-reducing equipment; low NO\\X burner technology; and the purchase of emission allowances for those remaining stations not in compliance.

         In addition to the Title IV Acid Rain Program requirements, the Company is responsible for additional NO\\X reduction requirements to meet Ozone Ambient Air Quality Standards under Title I of the Clean Air Act. Flue gas conditioning and post-combustion NO\\X reduction technologies may be employed if economically justified. Also, the Company is examining and developing innovative emissions technologies designed to reduce costs. The Company continues to work with the operators of its jointly owned stations to implement cost-effective compliance strategies to meet these requirements.

         The Company is closely monitoring other potential future air quality programs and air emission control requirements that could result from more stringent ambient air quality and emission standards for SO\\2 and NO\\X particulates and other by-products of coal combustion. The Company expects the Pennsylvania Department of Environmental Protection (DEP) to finalize in 1997 a regulation to implement the additional NO\\X control requirements that were recommended by the Ozone Transport Commission. The estimated costs to comply with this program have been included in the Company's capital cost estimates through the year 2000. Since other potential programs are in various stages of discussion and consideration, it is impossible to make reasonable estimates of the potential costs and impacts, if any. The Company currently estimates that additional capital costs to comply with Clean Air Act requirements through the year 2000 will be approximately $20 million.

         The Company has developed, patented and installed low NO\\X burner technology for the Elrama boilers. These cost-effective NO\\X reduction systems installed on the Elrama roof fired boilers were specified as the benchmark for the industry for this class of boilers in the EPA's final Group II rulemaking. The Company is also currently evaluating additional low-cost, developmental NO\\X reduction technologies at Cheswick and Elrama. An Artificial Neural Network control system enhancement, co-sponsored by the Electric Power Research Institute and the Company, will be demonstrated at Cheswick. The Gas Research Institute and the Company are sponsoring a targeted natural gas reburn demonstration at Elrama. Both demonstrations were initiated in 1996 and will be completed in 1997.

         In 1992, the DEP issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. The Company is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Capital costs of $2.5 million were incurred by the Company in 1996 to comply with these DEP regulations. Based on information currently available, an additional $2.8 million will be spent in 1997. The additional capital cost of compliance through the year 2000 is estimated, based on current information, to be $15 million. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.

         The Company is involved in various other environmental matters. The Company believes that such matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.

Outlook
--------------------------------------------------------------------------------

Competition

         The electric utility industry continues to undergo fundamental change in response to open transmission access and increased availability of energy alternatives. Under historical PUC ratemaking, regulated electric utilities were granted exclusive geographic franchises to sell electricity in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers, along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers. As a result of this historical ratemaking process, utilities have assets recorded on their balance sheets at above-market costs and have commitments to purchase power at above-market prices (transition costs).

         In Pennsylvania, under the Customer Choice Act which became effective on January 1, 1997, consumers in a utility's traditional franchised territory will ultimately be able to purchase electricity at market prices from a variety of electric generation suppliers. Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the price they currently charge customers. The PUC will determine what portion of a utility's remaining transition costs will be recoverable from customers through a CTC. This charge will be paid by consumers who choose alternative generation suppliers as well as customers who choose their franchised utility. The CTC could last as long as 2005, providing a utility a total of up to nine years to recover transition costs. An overall four-and-one-half year price cap will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of prices as long as transition costs are being recovered, with certain exceptions. If a utility ultimately is unable to recover its transition costs within this pricing structure and timeframe, the costs will be written off.

         The Company has already been effective in mitigating its exposure to transition costs. As the following table demonstrates, generating plant, decommissioning and related regulatory asset costs have been reduced by approximately $400 million during the past two years. These reductions have resulted from a variety of strategies, such as selling generating assets, accelerating recovery of fixed costs, increasing nuclear decommissioning charges and reducing capitalized costs. The Company expects to continue these steps to address its remaining transition costs. The Customer Choice Act provides another option to mitigate transition costs. With PUC approval, utilities are permitted to issue transition bonds with a maturity of 10 years or less. Proceeds can be used to reduce transition costs. The Company is currently reviewing this alternative as well as others to further mitigate its transition costs. (See "Regulation" and "Rate Matters" discussions on pages 1 and 6.)

Potential Transition Costs
--------------------------------------------------------------------------------

                                               December 31,      January 1,
                                                   1996             1995
                                             (Amounts in Millions of Dollars)
--------------------------------------------------------------------------------
Nuclear plant                                        $  910.5        $1,149.0
Generation-related regulatory assets                    417.9           495.8
BV Unit 2 lease                                         399.1           401.0
Unfunded generating plant decommissioning               299.5           371.0
Phillips                                                 78.3            78.3
Warwick Mine                                             15.3            25.0
Purchase power contracts                                   --              --
--------------------------------------------------------------------------------
 Total                                               $2,120.6        $2,520.1
================================================================================

         Any estimate of transition costs, including those in the table above, is forward-looking and is highly dependent on estimates of the future market prices for electric power. Higher market prices for electricity reduce transition cost exposure, while lower market prices increase exposure. As part of its transition filing, the Company is proposing to make a long-term sale of electricity during the transition period to determine the market rate for power. In addition to market-related impacts, any estimate of the ultimate level of transition costs also depends on, among other things, the extent to which such costs are deemed recoverable by the PUC, the ongoing level of Duquesne's costs of operations, regional and national economic conditions, and growth of Duquesne's sales. Duquesne anticipates making its transition filing, including the identification of potential transition costs, as required by the PUC by August 1, 1997. The PUC is expected to rule on the Company's ability to recover these costs through a CTC by May 1, 1998. The Company believes, based upon prior rulings of the PUC, that it is entitled to recover substantially all of its transition costs, but cannot predict the outcome of this regulatory process. In the event that the PUC rules that any or all of these transition costs cannot be recovered through a CTC mechanism or the Company fails to satisfy the requirements of SFAS No. 71, these costs will be written off. As the Company has substantial exposure to transition costs relative to its size, significant transition cost write-offs could have a materially adverse effect on the Company's financial position, results of operations and cash flows. Various financial covenants and restrictions could be violated if substantial write-off of assets or recognition of liabilities occurs.

         In addition to the mitigation of transition costs, the Company has been preparing for competition in a variety of ways. In 1989, a holding company structure was formed to add flexibility to the Company's strategy for managing assets. With this structure the Company has been able to pursue new business opportunities that have capitalized on the Company's leadership in engineering, energy production and the application of technology. The Company's market-driven businesses have grown in a manner that complements its core business. The Company has also been building its financial strength through the retirement and refinancing of long-term debt and the repurchase of stock. In 1995, the Company's restrictive first mortgage bond indenture was replaced with a new indenture with more flexible provisions and the Company completed a 3-for-2 stock split. In 1996, the Company issued MIPS to further add to its financial flexibility and creditworthiness.

         Meanwhile, the Company has better positioned its electric utility business for competition through improving operations and enhancing customer relations. In recognition of impending industry competition and in an effort to optimize its generation resources, in 1989 the Company signed a contract with Delmarva Power for a bulk power sale for a period of 20 years. This initiative would have resulted in the refurbishment and return to service of the Company's cold-reserved generating stations. Following the plan's failure to receive regulatory approval, in 1990 the Company announced a second long-term power sale initiative to restart these power plants. This plan would have provided significant impetus to economic development in Pennsylvania as well as providing the Company's customers with substantial benefits in the form of lower rates. The Company's efforts to upgrade and maintain the cold-reserved units have enabled the Company to utilize the BI units to meet peak demand during periods of extreme weather in recent years and have enabled the BI units to more quickly return to service as part of the Ft. Martin sale. In 1991, Duquesne reorganized into strategic business units along market lines and instituted cost reduction targets for capital, operation and maintenance, and inventory expenditures. As part of this process, workforce reductions were achieved primarily through attrition; since 1989 Duquesne has reduced its number of employees by 25 percent. Recently, Duquesne signed a three-year contract extension with its bargaining unit employees through September 2001. Throughout the period, Duquesne has been aggressively reducing its fuel costs, achieving a 13 percent reduction in the unit cost of fuel since 1990. These measures have enabled Duquesne to reduce its rates by nearly 36 percent, in real terms, since 1990. When considering the price freeze component of Duquesne's Mitigation Plan, prices will have declined by nearly 50 percent in real terms during the decade of the 1990s. From a customer relations standpoint, Duquesne negotiated long-term contracts with more than 30 key industrial and commercial customers and was recognized in 1996 for its economic development efforts in attracting major new industrial expansions. In 1995, Duquesne became one of the first electric utilities in the country to offer a full customer service guarantee and also guaranteed to match any competing electricity supplier's price for new businesses or for the expansion of existing businesses. Duquesne also is offering to customers increased bill-paying options, including an advanced technology service that enables customers to electronically receive and pay their electric bills. This service assists major customers just as its earlier Electricheck option helped smaller commercial and residential customers. Additionally, Duquesne will be positioned to offer customers a wide range of new services with the Customer Advanced Reliability System (CARS). Utility customers will be linked to CARS by encoder receiver transmitters contained in new or retrofitted electric meters. Data communications offered by this technology are expected to result in improved reliability, security, and customer satisfaction.

         At the national level, in 1996 the FERC issued two related final rules that address the terms on which electric utilities will be required to provide wholesale suppliers of electric energy with non-discriminatory access to the utility's wholesale transmission system. The first rule, Order No. 888, requires each public utility that owns, controls or operates interstate transmission facilities to file a tariff offering unbundled transmission services containing non-rate terms that conform to the FERC's pro forma tariff. Order No. 888 also allows full recovery of prudently incurred costs from departing customers. FERC deferred to state regulators with respect to retail access, recovery of retail transition costs and the scope of state regulatory jurisdiction. The second rule, Order No. 889, prohibits transmission owners and their affiliates from gaining preferential access to information concerning transmission and establishes a code of conduct to ensure the complete separation of a utility's wholesale power marketing and transmission operation functions.

         Finally, the FERC simultaneously issued a new Notice of Proposed Rulemaking (NOPR) on Capacity Reservation Open Access Transmission Tariffs
(CRT), which would require all market participants to reserve firm capacity rights between designated receipt and delivery points. If adopted, the CRT would replace the open access pro forma tariff implemented in Order No. 888. (See "Transmission Access" discussion on page 17.)

         The Company is aware of the foregoing state and federal regulatory and business uncertainties and is attempting to position itself to effectively operate in a more competitive environment.


Transmission Access

         In March 1994, the Company submitted, pursuant to the Federal Power Act, two separate "good faith" requests for transmission service with APS and the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies). Because of a lack of progress on pricing and other issues, the Company subsequently filed with the FERC applications for transmission service. In May 1995, the FERC instructed APS and the PJM Companies to provide transmission service to the Company and directed the parties to negotiate specific rates, terms and conditions. No terms were agreed to, and briefs were filed with the FERC outlining the areas of disagreement. The matter is now pending before the FERC. In July 1996, the Company filed with the FERC a request for acceptance of a capacity reservation tariff to replace the previously filed FERC Order No. 888 pro forma tariff. (See "Competition" discussion on page 14.) The Company's tariff proposes to adopt marginal cost pricing for transmission service on the Company's transmission system. In February 1997, the FERC rejected the Company's tariff filing, but permitted the Company to request a hearing to determine whether the Company's tariff is just and reasonable as well as consistent with or superior to the Order No. 888 pro forma tariff. The Company has requested such a hearing.

         The Company is currently evaluating the impact of FERC regulatory actions on these proceedings. The Company cannot predict the final outcome of these proceedings.


Beaver Valley Power Station (BVPS) Steam Generators

         BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. The units continue to have the capability to operate at 100 percent reactor power although 15 percent of BV Unit 1 and 2 percent of BV Unit 2 steam generator tubes have been removed from service. Material acceleration in the rate of ODSCC could lead to a loss in plant efficiency and significant repairs or replacement of BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is estimated at $125 million, $59 million of which would be the Company's responsibility. The earliest that the BV Unit 1 steam generators could be replaced during a scheduled refueling outage is the fall of 2000.

Other
--------------------------------------------------------------------------------

Retirement Plan Measurement Assumptions

         The Company increased the discount rate used to determine the projected benefit obligation on the Company's retirement plans at December 31, 1996 to 7.5 percent. The assumed change in future compensation levels and assumed rate of return on plan assets were also increased to reflect current market and economic conditions. The effects of these changes on the Company's retirement plan obligations are reflected in the amounts shown in "Employee Benefits," Note N to the consolidated financial statements, on page 57. The resulting change in related expenses for subsequent years is not expected to be material.


Subsequent Event

         The Company signed a sale agreement on March 18, 1997, for the sale of Chester. In 1996, Chester earned net income of $2.4 million on net revenues of $31 million. Pursuant to this transaction, the Company will realize proceeds of approximately $44 million from its investment in Chester. The sale is expected to close on May 1, 1997.

                         ------------------------------

         Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements which involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.


Executive Officers of the Registrant
--------------------------------------------------------------------------------

         Set forth below are the names, ages as of March 1, 1997, and positions during the past five years of the executive officers of DQE. Additional information related to the executive officers of DQE and Duquesne is set forth on page 64 of DQE's Annual Report to Shareholders for the year ended December 31, 1996. The information is incorporated here by reference.


     Name                   Age                                     Office
-----------------           ---            --------------------------------------------------------------

David D. Marshall            44            President and Chief Executive Officer since August 1996.
                                             Executive Vice President since February 1995.  Vice
                                             President from July 1989 to February 1995.

Gary L. Schwass              51            Executive Vice President and Chief Financial Officer
                                             since February 1995.  Vice President from January 1990
                                             to February 1995 and Treasurer from July 1989 to
                                             August 1996.

James D. Mitchell            45            Vice President since February 1995. Assistant
                                             Treasurer from January 1990 to February 1995.

Victor A. Roque              50            Vice President since April 1995 and General Counsel
                                             since November 1994. Previously Vice President,
                                             General Counsel and Secretary for Orange and
                                             Rockland Utilities from April 1989 to November
                                             1994.

Morgan K. O'Brien            36            Controller and Principal Accounting Officer since
                                             October 1995. Assistant Controller from
                                             December 1993 to October 1995. Manager,
                                             Corporate Taxes at Duquesne Light Company
                                             from September 1991 to December 1993.

Donald J. Clayton            42            Treasurer since August 1996.  Assistant Treasurer from
                                             October 1995 to August 1996. Treasurer of Duquesne
                                             Light Company since January 1995 and Assistant
                                             Treasurer from May 1990 to January 1995.

Dianna L. Green              50            Senior Vice President since April 1996. Senior Vice
                                             President -- Customer Operations of Duquesne
                                             Light Company since April 1995, Senior Vice
                                             President -- Administration from February 1995 to
                                             April 1995, and Vice President -- Administrative
                                             Services from August 1988 to February 1995.

     Name                   Age                                     Office
-----------------           ---            --------------------------------------------------------------
Jack E. Saxer, Jr.           53            Vice President since April 1996. Assistant Treasurer
                                             from January 1996 to April 1996.  Assistant Vice
                                             President -- Administration of Duquesne Light
                                             Company since January 1995, and General
                                             Manager -- Pension, Investments and Insurance
                                             from January 1989 to January 1995.


Item 2.  Properties.

         The principal properties of the Company consist of electric generating stations, transmission and distribution facilities, and supplemental properties and appurtenances, comprising as a whole an integrated electric utility system, located substantially in Allegheny and Beaver counties in southwestern Pennsylvania.

         The Company owns all or a portion of the following generating units except Beaver Valley Unit 2, which is leased.

                                                 Company's
                                                 Share of        Net Plant Output
                                                 Capacity           Year Ended
                                                (Megawatts)      December 31, 1996
       Name and Location            Type      Summer   Winter    (Megawatt-hours)
       -----------------            ----      ------   ------  ------------------

Cheswick                            Coal        562     570          3,101,155
 Springdale, Pa.
Elrama                              Coal        474     487          2,572,107
 Elrama, Pa.
Sammis Unit 7 (1)                   Coal        187     187          1,058,157
 Stratton, Ohio
Eastlake Unit 5 (1)                 Coal        186     186            972,750
 Eastlake, Ohio
Beaver Valley Unit 1 (1)         Nuclear        385     385          2,713,594
 Shippingport, Pa.
Beaver Valley Unit 2 (1)         Nuclear        113     113            674,893
 Shippingport, Pa.
Perry Unit 1 (1)                 Nuclear        161     164          1,026,442
 North Perry, Ohio
Bruce Mansfield Unit 1 (1)          Coal        228     228            965,248
 Shippingport, Pa.
Bruce Mansfield Unit 2 (1)          Coal         62      62            285,792
 Shippingport, Pa.
Bruce Mansfield Unit 3 (1)          Coal        110     110            480,342
 Shippingport, Pa.
Ft. Martin Unit 1 (2)               Coal        276     276          1,215,111

Brunot Island                        Oil        166     178             (6,846)
 Brunot Island, Pa.
                                              -----   -----         ----------
Total                                         2,910   2,946         15,058,745
                                                                    ==========
Property held for future use:
  Brunot Island                      Oil         92     128
  Phillips                          Coal        300     300
                                              -----   -----
    Total                                     3,302   3,374
                                              =====   =====

(1) Amounts represent the Company's share of the unit, which is owned by the Company in common with one or more other electric utilities (or, in the case of Beaver Valley Unit 2, leased by the Company).
(2) Amount represents the Company's share of the unit, which was sold on October 31, 1996.

         The Company owns 24 transmission substations (including interests in common in the step-up transformers at Sammis Unit 7; Eastlake Unit 5; Bruce Mansfield Unit 1; Beaver Valley Unit 1; Beaver Valley Unit 2; Perry Unit 1; Bruce Mansfield Unit 2; and Bruce Mansfield Unit 3) and 562 distribution substations. The Company has 714 circuit-miles of transmission lines, comprising 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 50,000 miles of lines and cables.

         The Company owns the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania, approximately 83 river miles from Pittsburgh. (See
Item 1. BUSINESS "Fossil Fuel" discussion on page 10.)

         Additional information relating to Item 2. PROPERTIES, is set forth in Note D, "Property, Plant and Equipment," on page 45 of this Report. The information is incorporated here by reference.


Item 3.  Legal Proceedings.

Rate-Related Legal Proceedings, Property, Plant and Equipment - Related Legal Proceedings and Environmental Legal Proceedings
--------------------------------------------------------------------------------

Eastlake Unit 5

         In September 1995, the Company commenced arbitration against CEI, seeking damages, termination of the Operating Agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. In October 1995, CEI commenced an action against the Company in the Court of Common Pleas, Lake County, Ohio seeking to enjoin the Company from taking any action to effect a partition on the basis of a waiver of partition covenant contained in the deed to the land underlying Eastlake. CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of Eastlake. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Currently, the parties are engaged in settlement discussions. To provide the parties with the opportunity to settle their claims, the court has postponed litigation proceedings until April 1, 1997.

         Proceedings involving the Company's rates are reported in Item 1. BUSINESS "Rate Matters." Proceedings involving Property, Plant and Equipment are reported in Item 1. BUSINESS "Property, Plant and Equipment." Proceedings involving environmental matters are reported in Item 1. BUSINESS "Environmental Matters."


Item 4.  Submission of Matters to a Vote of Security Holders.

 Not applicable.


                                    Part II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         Information relating to the market for DQE's Common Stock and other matters related to its holders is set forth on page 1 and inside of the back cover of the DQE Annual Report to Shareholders for the year ended December 31, 1996 and on page 6, page 57 in Note M and page 60 in Note O hereto. The information is incorporated here by reference. At February 21, 1997, there were approximately 76,005 holders of record of the Common Stock of DQE.

Item 6.  Selected Financial Data.

         Selected financial data for each year of the eleven-year period ended December 31, 1996, are set forth on pages 17 and 18 of the DQE Annual Report to Shareholders for the year ended December 31, 1996. The information is incorporated here by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations are set forth in Item 1. BUSINESS here on pages 1 through 18 of this Report. The discussion and analysis are incorporated here by reference.


Item 8.  Consolidated Financial Statements and Supplementary Data.

         The Consolidated Balance Sheet of DQE and its Subsidiaries as of December 31, 1996 and 1995, and the related Statements of Consolidated Income, Retained Earnings and Cash Flows for each of the three years in the period ended December 31, 1996, together with the Report of Independent Certified Public Accountants dated January 28, 1997, are set forth here on pages 37 through 60. The financial statements and report are incorporated here by reference. Quarterly financial information is included here on page 60 in Note O to the consolidated financial statements and is incorporated here by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None.


                                    Part III


Item 10.   Directors and Executive Officers of the Registrant.

         Information relating to the Directors of DQE is set forth in Exhibit
99.2 hereto. The information is incorporated here by reference. All Directors of DQE are also Directors of Duquesne Light Company. Information relating to the executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation.

         Information relating to executive compensation is set forth in Exhibit
99.1 hereto. The information is incorporated here by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information relating to the ownership of equity securities of DQE by DQE directors, officers and certain beneficial owners is set forth under the caption "Beneficial Ownership of Stock" in Exhibit 99.1 hereto. Information is incorporated here by reference.


Item 13.  Certain Relations and Related Transactions.

 None.

                                    Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)(1) The following information is set forth here on pages 37 through 60 of this Report. The following financial statements and Report of Independent Certified Public Accountants are incorporated here by reference:

         Report of Independent Certified Public Accountants.

         Statement of Consolidated Income for the Three Years Ended December 31, 1996.

         Consolidated Balance Sheet, December 31, 1996 and 1995.

         Statement of Consolidated Cash Flows for the Three Years Ended December 31, 1996.

         Statement of Consolidated Retained Earnings for the Three Years Ended December 31, 1996.

         Notes to Consolidated Financial Statements.

         (a)(2) The following financial statement schedule and the related Report of Independent Certified Public Accountants (See page 37.) are filed here as a part of this Report:

         Schedule for the Three Years Ended December 31, 1996:

           II - Valuation and Qualifying Accounts.

         The remaining schedules are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements or notes to the consolidated financial statements.

         (a)(3) Exhibits are set forth in the Exhibit Index on pages 23 through 33, incorporated here by reference. Documents other than those designated as being filed here are incorporated here by reference. Documents incorporated by reference to a DQE Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-10290. Documents incorporated by reference to a Duquesne Light Company Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-956. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

         (b) Reports on Form 8-K filed during the twelve months ended December 31,1996:

                  (1) May 13, 1996 - The following event was reported by Duquesne Light Company:

                    Item 7. Exhibit 12.2 - Statement re: Calculation of Ratio of
                              Earnings to Combined Fixed Charges and Preferred and Preference Stock Dividend Requirements.

                    No financial statements were filed with this report.

                                 Exhibit Index

Exhibit                                                                    Method of
  No.                         Description                                     Filing
-------  -----------------------------------------------------------  ----------------------------

  3.1    Articles of Incorporation of DQE effective January 5, 1989.  Exhibit 3.1 to the Form 10-K
                                                                      Annual Report of DQE for the
                                                                      year ended December 31, 1989.

  3.2    Articles of Amendment of DQE effective April 27, 1989.       Exhibit 3.2 to the Form 10-K
                                                                      Annual Report of DQE for the
                                                                      year ended December 31, 1989.

  3.3    Articles of Amendment of DQE effective February 8, 1993.     Exhibit 3.3 to the Form 10-K
                                                                      Annual Report of DQE for the
                                                                      year ended December 31, 1992.

  3.4    Articles of Amendment of DQE effective May 24, 1994.         Exhibit 3.4 to the Form 10-K
                                                                      Annual Report of DQE for the
                                                                      year ended December 31, 1994.

  3.5    Articles of Amendment of DQE effective April 20, 1995.       Exhibit 3.5 to the Form 10-K
                                                                      Annual Report of DQE for the
                                                                      year ended December 31, 1995.

  3.6    By-Laws of DQE, as amended through December 18, 1996         Filed here.
         and as currently in effect.

  4.1    Indenture dated March 1, 1960, relating to Duquesne          Exhibit 4.3 to the Form 10-K
         Light Company's 5% Sinking Fund Debentures.                  Annual Report of DQE for the
                                                                      year ended December 31, 1989.

  4.2    Indenture of Mortgage and Deed of Trust dated as of          Exhibit 4.3 to Registration
         April 1, 1992, securing Duquesne Light Company's             Statement (Form S-3)
         First Collateral Trust Bonds.                                No. 33-52782.

  4.3   Supplemental Indentures supplementing the said
        Indenture of Mortgage and Deed of Trust -

        Supplemental Indenture No. 1.                                 Exhibit 4.4 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 33-52782.

        Supplemental Indenture No. 2 through Supplemental             Exhibit 4.4 to Registration
        Indenture No. 4.                                              Statement (Form S-3)
                                                                      No. 33-63602.

        Supplemental Indenture No. 5 through Supplemental             Exhibit 4.6 to the Form 10-K
        Indenture No. 7.                                              Annual Report of Duquesne
                                                                      Light Company for the year
                                                                      ended December 31, 1993.

        Supplemental Indenture No. 8 and Supplemental                 Exhibit 4.6 to the Form 10-K
        Indenture No. 9.                                              Annual Report of Duquesne
                                                                      Light Company for the year
                                                                      ended December 31, 1994.


Exhibit                                                                    Method of
  No.                         Description                                     Filing
-------  -----------------------------------------------------------  ----------------------------
         Supplemental Indenture No. 10 through Supplemental           Exhibit 4.4 to the Form 10-K
         Indenture No. 12.                                            Annual Report of Duquesne
                                                                      Light Company for the year
                                                                      ended December 31, 1995.

          Supplemental Indenture No. 13.                             Exhibit 4.3 to the Form 10-K
                                                                     Annual Report of Duquesne
                                                                     Light Company for the year
                                                                     ended December 31, 1996.

  4.4     Amended and Restated Agreement of Limited Partnership      Exhibit 4.4 to the Form 10-K
          of Duquesne Capital L.P., dated as of May 14, 1996.        Annual Report of Duquesne
                                                                     Light Company for the year
                                                                     ended December 31, 1996.

  4.5     Payment and Guarantee Agreement, dated as of May 14,       Exhibit 4.5 to the Form 10-K
          1996, by Duquesne Light Company with respect to MIPS.      Annual Report of Duquesne
                                                                     Light Company for the year
                                                                     ended December 31, 1996.

  4.6     Indenture, dated as of May 1, 1996, by Duquesne Light      Exhibit 4.6 to the Form 10-K
          Company to the First National Bank of Chicago as Trustee.  Annual Report of Duquesne
                                                                     Light Company for the year
                                                                     ended December 31, 1996.

  10.1    Deferred Compensation Plan for the Directors of            Exhibit 10.1 to the Form 10-K
          Duquesne Light Company, as amended to date.                Annual Report of DQE for the
                                                                     year ended December 31, 1992.

  10.2    Incentive Compensation Program for Certain Executive       Exhibit 10.2 to the Form 10-K
          Officers of Duquesne Light Company, as amended to          Annual Report of DQE for the
          date.                                                      year ended December 31, 1992.

  10.3    Description of Duquesne Light Company Pension              Exhibit 10.3 to the Form 10-K
          Service Supplement Program.                                Annual Report of DQE for the
                                                                     year ended December 31, 1992.

  10.4    Duquesne Light Company Outside Directors'                  Exhibit 10.59 to the Form 10-K
          Retirement Plan, as amended to date.                       Annual Report of Duquesne
                                                                     Light Company for the year
                                                                     ended December 31, 1996.

  10.5    DQE, Inc. 1996 Stock Plan for Non-Employee Directors.      Filed here.

  10.6    Duquesne Light/DQE Charitable Giving Program.              Exhibit 10.6 to the Form 10-K
                                                                     Annual Report of DQE for the
                                                                     year ended December 31, 1992.

  10.7    Performance Incentive Program for DQE, Inc. and            Filed here.
          Subsidiaries. Formerly known as the Duquesne Light
          Company Performance Incentive Program.

  10.8    Employment Agreement dated as of December 15,              Exhibit 10.5 to the Form 10-K
          1992 between DQE, Duquesne Light Company and               Annual Report of DQE for the
          Wesley W. von Schack.                                      year ended December 31, 1992.


Exhibit                                                                    Method of
  No.                         Description                                   Filing
-------    ------------------------------------------------------  ----------------------------

  10.9     First Amendment dated as of October 25, 1994 to         Exhibit 10.8 to the Form 10-K
           Employment Agreement dated as of December 15,           Annual Report of DQE for the
           1992 between DQE, Duquesne Light Company and            year ended December 31, 1994.
           Wesley W. von Schack.

  10.10    Resignation Agreement between DQE and Duquesne          Exhibit 10.1 to the Form 10-Q
           Light Company and Wesley W. von Schack.                 Quarterly Report of DQE for
                                                                   the quarter ended
                                                                   September 30, 1996.

  10.11    Employment Agreement dated as of August 30, 1994        Exhibit 10.9 to the Form 10-K
           between DQE, Duquesne Light Company and                 Annual Report of DQE for the
           David D. Marshall.                                      year ended December 31, 1994.

  10.12    First Amendment dated as of June 27, 1995 to            Exhibit 10.68 to the Form 10-K
           Employment Agreement dated as of August 30, 1994        Annual Report of Duquesne
           between DQE, Duquesne Light Company and                 Light Company for the year
           David D. Marshall.                                      ended December 31, 1995.

  10.13    Employment Agreement dated as of August 30, 1994        Exhibit 10.10 to the Form 10-K
           between DQE, Duquesne Light Company and                 Annual Report of DQE for the
           Gary L. Schwass.                                        year ended December 31, 1994.

  10.14    Non-Competition and Confidentiality Agreement dated     Filed here.
           as of October 3, 1996 by and among DQE, Inc., Duquesne
           Light Company and David D. Marshall, together with a
           schedule listing substantially identical agreements
           with Dianna L. Green, Victor A. Roque, James D.
           Mitchell and James E. Cross.
             Material Contracts relating to Duquesne Light Company
             Agreements relating to Jointly Owned Generating Units:

  10.15    Administration Agreement dated as of September 14,      Exhibit 5.8 to Registration
           1967.                                                   Statement (Form S-7) No. 2-43106.

  10.16    Transmission Facilities Agreement dated as of           Exhibit 5.9 to Registration
           September 14, 1967.                                     Statement (Form S-7)
                                                                   No. 2-43106.

  10.17    Operating Agreement dated as of September 21, 1972      Exhibit 5.1 to Registration
           for Eastlake Unit No. 5.                                Statement (Form S-7)
                                                                   No. 2-48164.

  10.18    Memorandum of Agreement dated as of July 1, 1982 re     Exhibit 10.14 to the Form 10-K
           reallocation of rights and liabilities of the           Annual Report of Duquesne
           companies under uranium supply contracts.               Light Company for the year
                                                                   ended December 31, 1987.

  10.19    Operating Agreement dated August 5, 1982 as of          Exhibit 10.17 to the Form 10-K
           September 1, 1971 for Sammis Unit No. 7.                Annual Report of Duquesne
                                                                   Light Company for the year ended
                                                                   December 31, 1988.



Exhibit                                                                       Method of
  No.                         Description                                      Filing
-------    ----------------------------------------------------------     ----------------------------

  10.20    Memorandum of Understanding dated as of March 31,              Exhibit 10.19 to the Form 10-K
           1985 re implementation of company-by-company                   Annual Report of DQE for the
           management of uranium inventory and delivery.                  year ended December 31, 1989.

  10.21    Restated Operating Agreement for Beaver Valley Unit            Exhibit 10.23 to the Form 10-K
           Nos. 1 and 2 dated September 15, 1987.                         Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 1987.

  10.22    Operating Agreement for Perry Unit No. 1 dated                 Exhibit 10.24 to the Form 10-K
           March 10, 1987.                                                Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 1987.

  10.23    Operating Agreement for Bruce Mansfield Units Nos. 1,          Exhibit 10.25 to the Form 10-K
           2 and 3 dated September 15, 1987 as of June 1, 1976.           Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 1987.

  10.24    Basic Operating Agreement, as amended January 1,               Exhibit 10.10 to the Form 10-K
           1993.                                                          Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 1993.

  10.25    Amendment No. 1 dated December 23, 1993 to                     Exhibit 10.11 to the Form 10-K
           Transmission Facilities Agreement (as of January 1, 1993).     Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 1993.

  10.26    Microwave Sharing Agreement (as amended                        Exhibit 10.12 to the Form 10-K
           January 1, 1993) dated December 23, 1993.                      Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 1993.

  10.27    Agreement (as of September 1, 1980) dated                      Exhibit 10.13 to the Form 10-K
           December 23, 1993 for termination or construction              Annual Report of Duquesne
           of certain agreements.                                         Light Company for the year
                                                                          ended December 31, 1993.

  10.28    Fort Martin Power Station Asset Purchase Agreement             Exhibit 10.17 to the Form 10-K
           dated as of November 28, 1995.                                 Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 1995.

                 Agreements relating to the Sale and Leaseback
                          of Beaver Valley Unit No. 2:

  10.29    Order of the Pennsylvania Public Utility Commission            Exhibit 28.2 to the Form 10-Q
           dated September 25, 1987 regarding the application             Quarterly Report of Duquesne
           of the Duquesne Light Company under Section 1102(a)(3)         Light Company for the quarter
           of the Public Utility Code for approval in connection          ended September 30, 1987.
           with the sale and leaseback of its interest in Beaver
           Valley Unit No. 2.


Exhibit                                                                       Method of
  No.                         Description                                       Filing
-------    --------------------------------------------------------     ----------------------------

  10.30     Order of the Pennsylvania Public Utility Commission         Exhibit 10.28 to the Form 10-K
            dated October 15, 1992 regarding the Securities             Annual Report of Duquesne
            Certificate of Duquesne Light Company for the               Light Company for the year
            assumption of contingent obligations under                  ended December 31, 1992.
            financing agreements in connection with the
            refunding of Collateralized Lease Bonds.

 x10.31     Facility Lease dated as of September 15, 1987 between       Exhibit (4)(c) to Registration
            The First National Bank of Boston, as Owner Trustee         Statement (Form S-3)
            under a Trust Agreement dated as of September 15, 1987      No. 33-18144.
            with the limited partnership Owner Participant named
            therein, Lessor, and Duquesne Light Company, Lessee.

 y10.32     Facility Lease dated as of September 15, 1987 between       Exhibit (4)(d) to Registration
            The First National Bank of Boston, as Owner Trustee         Statement (Form S-3)
            under a Trust Agreement dated as of September 15, 1987,     No. 33-18144.
            with the corporate Owner Participant named therein,
            Lessor, and Duquesne Light Company, Lessee.

 x10.33     Amendment No. 1 dated as of December 1, 1987 to             Exhibit 10.30 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between       Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee         Light Company for the year
            under a Trust Agreement dated as of September 15, 1987      ended December 31, 1987.
            with the limited partnership Owner Participant named
            therein, Lessor, and Duquesne Light Company, Lessee.

 y10.34     Amendment No. 1 dated as of December 1, 1987 to             Exhibit 10.31 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between       Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee         Light Company for the year
            under a Trust Agreement dated as of September 15, 1987      ended December 31, 1987.
            with the corporate Owner Participant named therein,
            Lessor, and Duquesne Light Company, Lessee.

 x10.35     Amendment No. 2 dated as of November 15, 1992 to            Exhibit 10.33 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between       Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee         Light Company for the year
            under a Trust Agreement dated as of September 15, 1987      ended December 31, 1992.
            with the limited partnership Owner Participant named
            therein, Lessor, and Duquesne Light Company, Lessee.

 y10.36     Amendment No. 2 dated as of November 15, 1992 to            Exhibit 10.34 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between       Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee         Light Company for the year
            under a Trust Agreement dated as of September 15, 1987      ended December 31, 1992.
            with the corporate Owner Participant named therein,
            Lessor, and Duquesne Light Company, Lessee.

 x10.37     Amendment No. 3 dated as of October 13, 1994 to             Exhibit 10.25 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between       Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee         Light Company for the year
            under a Trust Agreement dated as of September 15, 1987      ended December 31, 1994.
            with the limited partnership Owner Participant named
            therein, Lessor, and Duquesne Light Company, Lessee.


Exhibit                                                                       Method of
  No.                         Description                                       Filing
-------    -------------------------------------------------------     ----------------------------

  y10.38    Amendment No. 3 dated as of October 13, 1994 to            Exhibit 10.26 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between      Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee        Light Company for the year
            under a Trust Agreement dated as of September 15, 1987     ended December 31, 1994.
            with the corporate Owner Participant named therein,
            Lessor, and Duquesne Light Company, Lessee.

  x10.39    Participation Agreement dated as of September 15,          Exhibit (28)(a) to Registration
            1987 among the limited partnership Owner                   Statement (Form S-3)
            Participant named therein, the Original Loan               No. 33-18144.
            Participants listed in Schedule 1 thereto, as Original
            Loan Participants, DQU Funding Corporation, as Funding
            Corp, The First National Bank of Boston, as Owner
            Trustee, Irving Trust Company, as Indenture Trustee and
            Duquesne Light Company, as Lessee.

  y10.40    Participation Agreement dated as of September 15,           Exhibit (28)(b) to Registration
            1987 among the corporate Owner Participant named            Statement (Form S-3)
            therein, the Original Loan Participants listed in           No. 33-18144.
            Schedule 1 thereto, as Original Loan Participants, DQU
            Funding Corporation, as Funding Corp, The First
            National Bank of Boston, as Owner Trustee, Irving
            Trust Company, as Indenture Trustee and Duquesne
            Light Company, as Lessee.

  x10.41    Amendment No. 1 dated as of December 1, 1987 to             Exhibit 10.34 to the Form 10-K
            Participation Agreement dated as of September 15,           Annual Report of Duquesne
            1987 among the limited partnership Owner Participant        Light Company for the year
            named therein, the Original Loan Participants listed        ended December 31, 1987.
            therein, as Original Loan Participants, DQU
            Funding Corporation, as Funding Corp, The First
            National Bank of Boston, as Owner Trustee, Irving
            Trust Company, as Indenture Trustee and Duquesne
            Light Company, as Lessee.

  y10.42    Amendment No. 1 dated as of December 1, 1987 to             Exhibit 10.35 to the Form 10-K
            Participation Agreement dated as of September 15,           Annual Report of Duquesne
            1987 among the corporate Owner Participant named            Light Company for the year
            therein, the Original Loan Participants listed therein,     ended December 31, 1987.
            as Original Loan Participants, DQU Funding
            Corporation, as Funding Corp, The First
            National Bank of Boston, as Owner Trustee, Irving
            Trust Company, as Indenture Trustee and Duquesne
            Light Company, as Lessee.

  x10.43    Amendment No. 2 dated as of March 1, 1988 to                Exhibit (28)(c)(3) to
            Participation Agreement dated as of September 15,           Registration Statement
            1987 among the limited partnership Owner Participant        (Form S-3) No. 33-54648.
            named therein, DQU Funding Corporation, as Funding
            Corp, The First National Bank of Boston, as Owner
            Trustee, Irving Trust Company, as Indenture Trustee and
            Duquesne Light Company, as Lessee.



Exhibit                                                                     Method of
  No.                         Description                                     Filing
-------     ---------------------------------------------------      ----------------------------

 y10.44     Amendment No. 2 dated as of March 1, 1988 to             Exhibit (28)(c)(4) to
            Participation Agreement dated as of September 15,        Registration Statement
            1987 among the corporate Owner Participant named         (Form S-3) No. 33-54648.
            therein, DQU Funding Corporation, as Funding Corp,
            The First National Bank of Boston, as Owner Trustee,
            Irving Trust Company, as Indenture Trustee and
            Duquesne Light Company, as Lessee.

 x10.45     Amendment No. 3 dated as of November 15, 1992 to         Exhibit 10.41 to the Form 10-K
            Participation Agreement dated as of September 15,        Annual Report of Duquesne
            1987 among the limited partnership Owner Participant     Light Company for the year
            named therein, DQU Funding Corporation, as Funding       ended December 31, 1992.
            Corp, DQU II Funding Corporation, as New Funding
            Corp, The First National Bank of Boston, as Owner
            Trustee, The Bank of New York, as Indenture Trustee and
            Duquesne Light Company, as Lessee.

 y10.46     Amendment No. 3 dated as of November 15, 1992 to         Exhibit 10.42 to the Form 10-K
            Participation Agreement dated as of September 15,        Annual Report of Duquesne
            1987 among the corporate Owner Participant named         Light Company for the year
            therein, DQU Funding Corporation, as Funding Corp,       ended December 31, 1992.
            DQU II Funding Corporation, as New Funding Corp,
            The First National Bank of Boston, as Owner Trustee,
            The Bank of New York, as Indenture Trustee and Duquesne
            Light Company, as Lessee.

 x10.47     Amendment No. 4 dated as of October 13, 1994 to          Exhibit 10.35 to the Form 10-K
            Participation Agreement dated as of September 15, 1987   Annual Report of Duquesne
            among the limited partnership Owner Participant named    Light Company for the year
            therein, DQU Funding Corporation, as Funding Corp,       ended December 31, 1994.
            DQU II Funding Corporation, as New Funding Corp,
            The First National Bank of Boston, as Owner Trustee,
            The Bank of New York, as Indenture Trustee and Duquesne
            Light Company, as Lessee.

 y10.48     Amendment No. 4 dated as of October 13, 1994 to          Exhibit 10.36 to the Form 10-K
            Participation Agreement dated as of September 15, 1987   Annual Report of Duquesne
            among the corporate Owner Participant named therein,     Light Company for the year
            DQU Funding Corporation, as Funding Corp, DQU II         ended December 31, 1994.
            Funding Corporation, as New Funding Corp, The First
            National Bank of Boston, as Owner Trustee, The Bank of
            New York, as Indenture Trustee and Duquesne Light
            Company, as Lessee.

 z10.49     Ground Lease and Easement Agreement dated as of          Exhibit (28)(e) to Registration
            September 15, 1987 between Duquesne Light Company,       Statement (Form S-3)
            Ground Lessor and Grantor, and The First National Bank   No. 33-18144.
            of Boston, as Owner Trustee under a Trust Agreement
            dated as of September 15, 1987 with the limited
            partnership Owner Participant named therein, Tenant
            and Grantee.



Exhibit                                                                     Method of
  No.                         Description                                     Filing
-------     -------------------------------------------------------   ----------------------------

  z10.50    Assignment, Assumption and Further Agreement dated as     Exhibit (28)(f) to Registration
            of September 15, 1987 among The First National Bank of    Statement (Form S-3)
            Boston, as Owner Trustee under a Trust Agreement dated    No. 33-18144.
            as of September 15, 1987 with the limited partnership
            Owner Participant named therein, The Cleveland Electric
            Illuminating Company, Duquesne Light Company, Ohio
            Edison Company, Pennsylvania Power Company and The
            Toledo Edison Company.

  z10.51    Additional Support Agreement dated as of September 15,    Exhibit (28)(g) to Registration
            1987 between The First National Bank of Boston, as        Statement (Form S-3)
            Owner Trustee under a Trust Agreement dated as of         No. 33-18144.
            September 15, 1987 with the limited partnership Owner
            Participant named therein, and Duquesne Light Company.

  z10.52    Indenture, Bill of Sale, Instrument of Transfer and       Exhibit (28)(h) to Registration
            Severance Agreement dated as of October 2, 1987           Statement (Form S-3)
            between Duquesne Light Company, Seller, and The           No. 33-18144.
            First National Bank of Boston, as Owner Trustee under
            a Trust Agreement dated as of September 15, 1987 with
            the limited partnership Owner Participant named therein,
            Buyer.

  z10.53    Tax Indemnification Agreement dated as of September 15,   Exhibit 28.1 to the Form 8-K
            1987 between the Owner Participant named therein and      Current Report of Duquesne
            Duquesne Light Company, as Lessee.                        Light Company dated
                                                                      November 20, 1987.

  z10.54    Amendment No. 1 dated as of November 15, 1992 to          Exhibit 10.48 to the Form 10-K
            Tax Indemnification Agreement dated as of September 15,   Annual Report of Duquesne
            1987 between the Owner Participant named therein and      Light Company for the year
            Duquesne Light Company, as Lessee.                        ended December 31, 1992.

  z10.55    Amendment No. 2 dated as of October 13, 1994 to Tax       Exhibit 10.43 to the Form 10-K
            Indemnification Agreement dated as of September 15,       Annual Report of Duquesne
            1987 between the Owner Participant named therein and      Light Company for the year
            Duquesne Light Company, as Lessee.                        ended December 31, 1994.

  z10.56    Extension Letter dated December 8, 1992 from              Exhibit 10.49 to the Form 10-K
            Duquesne Light Company, each Owner Participant, The       Annual Report of Duquesne
            First National Bank of Boston, the Lease Indenture        Light Company for the year
            Trustee, DQU Funding Corporation and DQU II               ended December 31, 1992.
            Funding Corporation addressed to the New Collateral
            Trust Trustee extending their respective representations
            and warranties and covenants set forth in each of the
            Participation Agreements.

  x10.57    Trust Indenture, Mortgage, Security Agreement and         Exhibit (4)(g) to Registration
            Assignment of Facility Lease dated as of September 15,    Statement (Form S-3)
            1987 between The First National Bank of Boston, as        No. 33-18144.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the limited partnership Owner
            Participant named therein, and Irving Trust Company,
            as Indenture Trustee.



Exhibit                                                                     Method of
  No.                         Description                                     Filing
-------     ------------------------------------------------------  ------------------------------
  y10.58    Trust Indenture, Mortgage, Security Agreement and       Exhibit (4)(h) to Registration
            Assignment of Facility Lease dated as of September 15,  Statement (Form S-3)
            1987 between The First National Bank of Boston, as      No. 33-18144.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the corporate Owner
            Participant named therein, and Irving Trust Company,
            as Indenture Trustee.

  x10.59    Supplemental Indenture No. 1 dated as of December 1,    Exhibit 10.45 to the Form 10-K
            1987 to Trust Indenture, Mortgage, Security Agreement   Annual Report of Duquesne
            and Assignment of Facility Lease dated as of September  Light Company for the year
            15, 1987 between The First National Bank of Boston, as  ended December 31, 1987.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the limited partnership Owner
            Participant named therein, and Irving Trust Company,
            as Indenture Trustee.

  y10.60    Supplemental Indenture No. 1 dated as of December 1,    Exhibit 10.46 to the Form 10-K
            1987 to Trust Indenture, Mortgage, Security Agreement   Annual Report of Duquesne
            and Assignment of Facility Lease dated as of September  Light Company for the year
            15, 1987 between The First National Bank of Boston, as  ended December 31, 1987.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the corporate Owner
            Participant named therein, and Irving Trust Company,
            as Indenture Trustee.

  x10.61    Supplemental Indenture No. 2 dated as of November 15,   Exhibit 10.54 to the Form 10-K
            1992 to Trust Indenture, Mortgage, Security Agreement   Annual Report of Duquesne
            and Assignment of Facility Lease dated as of September  Light Company for the year
            15, 1987 between The First National Bank of Boston, as  ended December 31, 1992.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the limited partnership Owner
            Participant named therein, and The Bank of New York,
            as Indenture Trustee.

  y10.62    Supplemental Indenture No. 2 dated as of November 15,   Exhibit 10.55 to the Form 10-K
            1992 to Trust Indenture, Mortgage, Security Agreement   Annual Report of Duquesne Light
            and Assignment of Facility Lease dated as of September  Company for the year
            15, 1987 between The First National Bank of Boston, as  ended December 31, 1992.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the corporate Owner
            Participant named therein, and The Bank of New York,
            as Indenture Trustee.

  10.63     Reimbursement Agreement dated as of October 1, 1994     Exhibit 10.51 to the Form 10-K
            among Duquesne Light Company, Swiss Bank                Annual Report of Duquesne
            Corporation, New York Branch, as LOC Bank, Union        Light Company for the year
            Bank, as Administrating Bank, Swiss Bank                ended December 31, 1994.
            Corporation, New York Branch, as Administrating Bank
            and The Participating Banks Named Therein.

  10.64     Collateral Trust Indenture dated as of November 15,     Exhibit 10.58 to the Form 10-K
            1992 among DQU II Funding Corporation, Duquesne         Annual Report of Duquesne
            Light Company and The Bank of New York, as Trustee.     Light Company for the year
                                                                    ended December 31, 1992.



Exhibit                                                                           Method of
  No.                         Description                                           Filing
-------     ------------------------------------------------------       ------------------------------
  10.65     First Supplemental Indenture dated as of November 15, 1992   Exhibit 10.59 to the Form 10-K
            to Collateral Trust Indenture dated as of November 15, 1992  Annual Report of Duquesne
            among DQU II Funding Corporation, Duquesne Light             Light Company for the year
            Company and The Bank of New  York, as Trustee.               ended December 31, 1992.

  x10.66    Refinancing Agreement dated as of November 15, 1992          Exhibit 10.60 to the Form 10-K
            among the limited partnership Owner Participant              Annual Report of Duquesne
            named therein, as Owner Participant, DQU Funding             Light Company for the year
            Corporation, as Funding Corp, DQUII Funding                  ended December 31, 1992.
            Corporation, as New Funding Corp, The First
            National Bank of Boston, as Owner Trustee, The Bank
            of New York, as Indenture Trustee, The Bank of New
            York, as Collateral Trust Trustee, The Bank of New York,
            as New Collateral Trust Trustee, and Duquesne Light
            Company, as Lessee.

 y10.67     Refinancing Agreement dated as of November 15, 1992          Exhibit 10.61 to the Form 10-K
            among the corporate Owner Participant named                  Annual Report of Duquesne
            therein, as Owner Participant, DQU Funding                   Light Company for the year
            Corporation, as Funding Corp, DQUII Funding                  ended December 31, 1992.
            Corporation, as New Funding Corp, The First
            National Bank of Boston, as Owner Trustee, The Bank
            of New York, as Indenture Trustee, The Bank of New
            York, as Collateral Trust Trustee, The Bank of New York,
            as New Collateral Trust Trustee, and Duquesne Light
            Company, as Lessee.

 x10.68     Addendum dated December 8, 1992 to Refinancing               Exhibit 10.62 to the Form 10-K
            Agreement dated as of November 15, 1992 among the            Annual Report of Duquesne
            limited partnership Owner Participant named therein,         Light Company for the year
            as Owner Participant, DQU Funding Corporation, as            ended December 31, 1992.
            Funding Corp, DQUII Funding Corporation, as New
            Funding Corp, The First National Bank of Boston, as
            Owner Trustee, The Bank of New York, as Indenture
            Trustee, The Bank of New York, as Collateral Trust
            Trustee, The Bank of New York, as New Collateral
            Trust Trustee, and Duquesne Light Company, as Lessee.

 y10.69     Addendum dated December 8, 1992 to Refinancing               Exhibit 10.63 to the Form 10-K
            Agreement dated as of November 15, 1992 among the            Annual Report of Duquesne
            corporate Owner Participant named therein, as                Light Company for the year
            Owner Participant, DQU Funding Corporation, as               ended December 31, 1992.
            Funding Corp, DQUII Funding Corporation, as New
            Funding Corp, The First National Bank of Boston, as
            Owner Trustee, The Bank of New York, as Indenture
            Trustee, The Bank of New York, as Collateral Trust
            Trustee, The Bank of New York, as New Collateral
            Trust Trustee, and Duquesne Light Company, as Lessee.

  13.1      Pages 1, 17, 18, 64 and the inside back cover of the DQE     Filed here.
            Annual Report to Shareholders for year ended
            December 31, 1996. The Report, except those portions
            specifically incorporated by reference here, is not to be
            deemed "filed" for any purpose under the Securities
            Exchange Act of 1934 or otherwise.



Exhibit                                                                          Method of
  No.                        Description                                           Filing
-------    ------------------------------------------------------       ------------------------------
  21.1     Subsidiaries of the registrant:
           DQE's only significant subsidiary is Duquesne Light
           Company, incorporated in Pennsylvania.

  23.1     Independent Auditors' Consent                              Filed here.

  27.1     Financial Data Schedule.                                   Filed here.

  99.1     Executive Compensation of DQE Executive                    Filed here.
           Officers for 1996 and Security Ownership of DQE
           Directors and Executive Officers as of February 21, 1997.

  99.2     Directors of DQE and Duquesne Light Company.               Filed here.

 x An additional document, substantially identical in all material respects to this Exhibit, has been entered into relating to one additional limited partnership Owner Participant. Although the additional document may differ in some respects (such as name of the Owner Participant, dollar amounts and percentages), there are no material details in which the document differs from this Exhibit.

 y Additional documents, substantially identical in all material respects to this Exhibit, have been entered into relating to four additional corporate Owner Participants. Although the additional documents may differ in some respects (such as names of the Owner Participants, dollar amounts and percentages), there are no material details in which the documents differ from this Exhibit.

 z Additional documents, substantially identical in all material respects to this Exhibit, have been entered into relating to six additional Owner Participants. Although the additional documents may differ in some respects (such as names of the Owner Participants, dollar amounts and percentages), there are no material details in which the documents differ from this Exhibit.

  Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of DQE's stock as of February 21, 1997, subject to payment in advance of the cost of reproducing the exhibits requested.

                                                                     SCHEDULE II



                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1996, 1995 and 1994
                             (Thousands of Dollars)

            Column A                            Column B      Column C      Column D      Column E      Column F
            --------                            --------      --------      --------      --------      --------
                                                                     Additions
                                                             ------------------------
                                               Balance at    Charged to    Charged to                   Balance
                                               Beginning     Costs and       Other                      at End
          Description                           of Year       Expenses      Accounts     Deductions     of Year
          -----------                          ----------    ----------    ----------    ----------     --------
      Year Ended December 31, 1996
      Reserve Deducted from the Asset
       to which it applies:
       Allowance for uncollectible accounts      $18,658       $10,582      $4,080 (A)   $14,632 (B)    $18,688
                                                 -------       -------      ------       -------        -------

      Year Ended December 31, 1995
      Reserve Deducted from the Asset
       to which it applies:
       Allowance for uncollectible accounts      $15,822       $13,430      $3,567 (A)   $14,161 (B)    $18,658
                                                 -------       -------      ------       -------        -------

      Year Ended December 31, 1994
      Reserve Deducted from the Asset
       to which it applies:
      Allowance for uncollectible accounts       $13,688       $12,285      $3,837 (A)   $13,988 (B)    $15,822
                                                 -------       -------      ------       -------        -------

Notes:  (A) Recovery of accounts previously written off.
        (B) Accounts receivable written off.

                                  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DQE
                                        (Registrant)

Date:  March 25, 1997         By:    /s/ David D. Marshall
                                 -----------------------------
                                         (Signature)
                                      David D. Marshall
                              President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                           Date
         ---------                                   -----                           ----

/s/ David D. Marshall           President, Chief Executive Officer and Director  March 25, 1997
------------------------------
  David D. Marshall

/s/ Gary L. Schwass             Executive Vice President and Chief Financial     March 25, 1997
------------------------------    Officer
  Gary L. Schwass

/s/ Morgan K. O'Brien           Controller and Principal Accounting Officer      March 25, 1997
------------------------------
  Morgan K. O'Brien

/s/ Daniel Berg                 Director                                         March 25, 1997
------------------------------
  Daniel Berg

/s/ Doreen E. Boyce             Director                                         March 25, 1997
------------------------------
  Doreen E. Boyce

/s/ Robert P. Bozzone           Director                                         March 25, 1997
------------------------------
  Robert P. Bozzone

/s/ Sigo Falk                   Director                                         March 25, 1997
------------------------------
  Sigo Falk

/s/ William H. Knoell           Director                                         March 25, 1997
------------------------------
  William H. Knoell

/s/ Robert Mehrabian            Director                                         March 25, 1997
------------------------------
  Robert Mehrabian

/s/ Thomas J. Murrin            Director                                         March 25, 1997
------------------------------
  Thomas J. Murrin

/s/ Eric W. Springer            Director                                         March 25, 1997
------------------------------
  Eric W. Springer

Glossary of Terms   Following are explanations of certain financial and
                    operating terms used in our report.

Competitive Transition Charge (CTC)/
Intangible Transition Charge (ITC)
--------------------------------------------------------------------------------
  During the electric utility restructuring from the traditional regulatory framework to customer choice, utilities will have the opportunity to recover transition costs from customers through a surcharge, or competitive transition charge. Alternatively, if the utility gains PUC approval and securitizes its transition costs, it may then charge an intangible transition charge.

Customer Choice
--------------------------------------------------------------------------------
  The Pennsylvania Customer Choice Act (see "Customer Choice Act" discussion on page 6) will give customers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

Decommissioning Costs
--------------------------------------------------------------------------------
  Decommissioning costs are expenses to be incurred in connection with the entombment, decontamination, dismantlement, removal and disposal of structures, systems and components of a power plant that has permanently ceased the production of electric energy.

Deferred Energy Costs
--------------------------------------------------------------------------------
  In conjunction with the Energy Cost Rate Adjustment Clause, the Company records deferred energy costs to offset differences between actual energy costs and the level of energy costs currently recovered from its rate-regulated electric utility customers.

Demand
--------------------------------------------------------------------------------
  Demand is the amount of electricity delivered to consumers at any instant or averaged over a period of time.

Energy Cost Rate Adjustment Clause (ECR)
--------------------------------------------------------------------------------
  The Company recovers through the ECR, to the extent that such amounts are not included in base rates, the cost of nuclear fuel, fossil fuel and purchased power costs and passes to its customers the profits from short-term power sales to other utilities.

Federal Energy Regulatory Commission (FERC)
--------------------------------------------------------------------------------
  The FERC is an independent five-member commission within the United States Department of Energy. Among its many responsibilities, the FERC sets rates and charges for the wholesale transportation and sale of natural gas and electricity.

Kilowatt (KW)
--------------------------------------------------------------------------------
  A kilowatt is equal to 1,000 watts. A watt is the rate at which electricity is generated or consumed. A kilowatt-hour (KWH) is a measure of the quantity of electricity generated or consumed in one hour.

Peak Demand
--------------------------------------------------------------------------------
  Peak demand is the amount of electricity required during periods of highest usage. Peak periods fluctuate by season and generally occur in the morning hours in winter and in late afternoon during the summer.

Pennsylvania Public Utility Commission (PUC)
--------------------------------------------------------------------------------
  The PUC is the Pennsylvania governmental body that regulates all utilities (electric, gas, telephone, water, etc.) and is made up of five members nominated by the governor and confirmed by the senate.

Regulatory Assets
--------------------------------------------------------------------------------
  Regulatory assets are costs that the Company would otherwise have charged to expense which are capitalized or deferred because these costs are currently being recovered or because it is probable that the PUC and the FERC will allow recovery of these costs through the ratemaking process. For example, under traditional regulation, tax benefits associated with electric generating assets were required to be immediately passed on to a utility's customers.
These same benefits later would be incurred as a tax cost, which the utility would expect to collect from its customers under the traditional regulatory framework.

Transition Costs
--------------------------------------------------------------------------------
  Transition or stranded costs are the net present value of a utility's known or measurable costs related to electric generation that are recoverable under the current regulatory framework, but which may not be recoverable in a competitive generation market and which will remain following mitigation efforts taken by such utility to recover the costs. Examples of potential transition costs include regulatory assets; the unfunded portion of decommissioning costs; costs of employee severance, retraining, early retirement, and outplacement; and generation-related costs, including the associated capital costs. The PUC will determine the level of transition costs a utility may recover.

Unbundled Electric Service
--------------------------------------------------------------------------------
  Electric utilities traditionally have been obligated to serve customers from the generation through the delivery of electricity. Under the Pennsylvania Customer Choice Act, electric service will be unbundled. Although customer choice will give consumers their choice of electric generation suppliers, delivery of the electricity from the generation supplier to the consumer will remain the responsibility of the existing franchised utility.

               Report of Independent Certified Public Accountants



To the Directors and Shareholders of DQE:

We have audited the accompanying consolidated balance sheet of DQE and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DQE and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
January 28, 1997

Statement of Consolidated Income

                   ----------------------------------------------------------------------------------------------------------
                                                                             (Thousands of Dollars, Except Per Share Amounts)
                                                                             ------------------------------------------------
                                                                                          Year Ended December 31,
                   ----------------------------------------------------------------------------------------------------------
                                                                                1996             1995             1994
                   ----------------------------------------------------------------------------------------------------------
Operating          Sales of Electricity:
Revenues            Residential                                              $  405,392       $  414,291       $  401,246
                    Commercial                                                  489,646          491,789          490,309
                    Industrial                                                  190,723          190,689          195,852
                    Provision for doubtful accounts                             (10,582)         (13,430)         (11,890)
                   ----------------------------------------------------------------------------------------------------------
                    Net customer revenues                                     1,075,179        1,083,339        1,075,517
                    Utilities                                                    58,292           55,963           58,295
                   ----------------------------------------------------------------------------------------------------------
                   Total Sales of Electricity                                 1,133,471        1,139,302        1,133,812
                   Other                                                         91,724           80,860           90,098
                   ----------------------------------------------------------------------------------------------------------
                     Total Operating Revenues                                 1,225,195        1,220,162        1,223,910
                   ----------------------------------------------------------------------------------------------------------
Operating          Fuel and purchased power                                     236,924          231,968          244,135
Expenses           Other operating                                              298,977          292,997          329,177
                   Maintenance                                                   78,386           81,516           79,488
                   Depreciation and amortization                                222,928          202,558          165,912
                   Taxes other than income taxes                                 85,974           88,658           88,331
                   ----------------------------------------------------------------------------------------------------------
                     Total Operating Expenses                                   923,189          897,697          907,043
                   ----------------------------------------------------------------------------------------------------------
Operating          Operating Income                                             302,006          322,465          316,867
Income             ----------------------------------------------------------------------------------------------------------
                   Other Income                                                  74,790           52,314           42,924
                   ----------------------------------------------------------------------------------------------------------
                   Interest and Other Charges                                   110,270          107,555          110,002
                   ----------------------------------------------------------------------------------------------------------
                   Income Before Income Taxes                                   266,526          267,224          249,789
                   ----------------------------------------------------------------------------------------------------------
                   Income Taxes                                                  87,388           96,661           92,973
                   ----------------------------------------------------------------------------------------------------------
Net Income         Net Income                                                $  179,138       $  170,563       $  156,816
                   ==========================================================================================================

                   Average Number of Common Shares
                    Outstanding (Thousands of Shares)                            77,349           77,674           79,046
                   ==========================================================================================================

Earnings           Earnings Per Share of Common Stock                             $2.32            $2.20            $1.98
Per Share          ==========================================================================================================

Dividends          Dividends Declared Per Share of Common Stock                   $1.30            $1.21            $1.13
Declared           ==========================================================================================================


See notes to consolidated financial statements.



Statement of Consolidated Retained Earnings

                   ----------------------------------------------------------------------------------------------------------
                                                                                           (Thousands of Dollars)
                                                                             ------------------------------------------------
                                                                                 1996             1995             1994
                   ----------------------------------------------------------------------------------------------------------
                   Balance at beginning of year                              $  698,986       $  622,072       $  554,604
                    Net income                                                  179,138          170,563          156,816
                    Dividends declared                                         (100,517)         (93,649)         (89,348)
                   ----------------------------------------------------------------------------------------------------------
                   Balance at end of year                                    $  777,607       $  698,986       $  622,072
                   ==========================================================================================================

See notes to consolidated financial statements.

Consolidated Balance Sheet

                   ---------------------------------------------------------------------------------------
                                                                                 (Thousands of Dollars)
                                                                               ---------------------------
                                                                                   As of December 31,
                                                                               ---------------------------
                                                                                   1996          1995
                   ---------------------------------------------------------------------------------------
Assets             Current Assets:
                   Cash and temporary cash investments                         $   410,978   $    24,767
                   ---------------------------------------------------------------------------------------
                   Receivables:
                    Electric customer accounts receivable                           92,475       103,821
                    Other utility receivables                                       22,402        22,441
                    Other receivables                                               33,936        25,164
                    Less: Allowance for uncollectible accounts                     (18,688)      (18,658)
                   ---------------------------------------------------------------------------------------
                    Receivables less allowance for uncollectible accounts          130,125       132,768
                    Less: Receivables sold                                              --        (7,000)
                   ---------------------------------------------------------------------------------------
                      Total Receivables--Net                                      130,125        125,768
                   ---------------------------------------------------------------------------------------
                   Materials and supplies (at average cost):
                    Coal                                                            19,097        25,454
                    Operating and construction                                      52,669        53,298
                   ---------------------------------------------------------------------------------------
                      Total Materials and Supplies                                  71,766        78,752
                   ---------------------------------------------------------------------------------------
                   Other current assets                                              9,359         8,099
                   ---------------------------------------------------------------------------------------
                      Total Current Assets                                         622,228       237,386
                   ---------------------------------------------------------------------------------------

                   Long-Term Investments:
                    Affordable housing                                             150,270       116,784
                    Leveraged leases                                               134,133        87,834
                    Other leases                                                    85,893       106,916
                    Gas reserves                                                    79,916        69,435
                    Other                                                           68,477        59,947
                   ---------------------------------------------------------------------------------------
                      Total Long-Term Investments                                  518,689       440,916
                   ---------------------------------------------------------------------------------------

                   Property, Plant and Equipment:
                    Electric plant in service                                    4,275,110     4,265,161
                    Construction work in progress                                   45,059        38,134
                    Property held under capital leases                              99,608       133,381
                    Property held for future use                                   190,821       216,633
                    Other                                                          176,872        92,804
                   ---------------------------------------------------------------------------------------
                    Gross property, plant and equipment                          4,787,470     4,746,113
                   Less: Accumulated depreciation and amortization              (1,969,945)   (1,685,877)
                   ---------------------------------------------------------------------------------------
                      Total Property, Plant and Equipment--Net                   2,817,525     3,060,236
                   ---------------------------------------------------------------------------------------

                   Other Non-Current Assets:
                    Regulatory assets                                              636,816       678,700
                    Other                                                           43,734        41,605
                   ---------------------------------------------------------------------------------------
                      Total Other Non-Current Assets                               680,550       720,305
                   ---------------------------------------------------------------------------------------
                       Total Assets                                            $ 4,638,992   $ 4,458,843
                   =======================================================================================

See notes to consolidated financial statements.

                   ---------------------------------------------------------------------------------------
                                                                                 (Thousands of Dollars)
                                                                               ---------------------------
                                                                                   As of December 31,
                                                                               ---------------------------
                                                                                   1996           1995
                   ---------------------------------------------------------------------------------------
Liabilities and    Current Liabilities:
Capitalization      Notes payable                                              $       749   $    35,098
                    Current maturities and sinking fund requirements                72,831        71,379
                    Accounts payable                                                96,230        90,941
                    Accrued liabilities                                             58,044        52,063
                    Dividends declared                                              28,633        27,825
                    Other                                                            4,075         9,191
                   ---------------------------------------------------------------------------------------
                      Total Current Liabilities                                    260,562       286,497
                   ---------------------------------------------------------------------------------------

                   Non-Current Liabilities:
                    Deferred income taxes--net                                     759,089       801,631
                    Deferred investment tax credits                                106,201       115,760
                    Capital lease obligations                                       28,407        34,546
                    Deferred income                                                189,293       221,740
                    Other                                                          240,763       197,973
                   ---------------------------------------------------------------------------------------
                      Total Non-Current Liabilities                              1,323,753     1,371,650
                   ---------------------------------------------------------------------------------------

                   ---------------------------------------------------------------------------------------
                   Commitments and Contingencies (Notes B through N)
                   ---------------------------------------------------------------------------------------

                   Capitalization:
                   Long-Term Debt                                                1,439,746     1,400,993
                   ---------------------------------------------------------------------------------------

                   Preferred and Preference Stock of Subsidiaries:
                    Non-redeemable preferred stock                                 213,608        63,608
                    Non-redeemable preference stock                                 28,997        29,615
                   ---------------------------------------------------------------------------------------
                     Total preferred and preference stock before deferred
                      employee stock ownership plan (ESOP) benefit                 242,605        93,223
                   ---------------------------------------------------------------------------------------
                    Deferred ESOP benefit                                          (19,533)      (22,257)
                   ---------------------------------------------------------------------------------------
                      Total Preferred and Preference Stock of Subsidiaries         223,072        70,966
                   ---------------------------------------------------------------------------------------

                   Common Shareholders' Equity:
                    Common stock--no par value  (authorized--187,500,000
                      shares; issued--109,679,154 shares)                          990,502       997,461
                    Retained earnings                                              777,607       698,986
                    Treasury stock (at cost) (32,406,135 and 32,123,601 shares)   (376,250)     (367,710)
                   ---------------------------------------------------------------------------------------
                      Total Common Shareholders' Equity                          1,391,859     1,328,737
                   ---------------------------------------------------------------------------------------
                      Total Capitalization                                       3,054,677     2,800,696
                   ---------------------------------------------------------------------------------------
                       Total Liabilities and Capitalization                     $4,638,992    $4,458,843
                   =======================================================================================

See notes to consolidated financial statements.

Statement of Consolidated Cash Flows

                   --------------------------------------------------------------------------------------------------------
                                                                                             (Thousands of Dollars)
                                                                                       ------------------------------------
                                                                                             Year Ended December 31,
                                                                                       ------------------------------------
                                                                                          1996        1995        1994
                   --------------------------------------------------------------------------------------------------------
Cash Flows from    Net income                                                          $ 179,138   $ 170,563   $ 156,816
Operating          Principal non-cash charges (credits) to net income:
Activities           Depreciation and amortization                                       222,928     202,558     165,912
                     Capital lease, nuclear fuel and investment amortization              53,166      38,847      36,320
                     Deferred income taxes and investment tax credits--net               (60,719)    (22,120)    (11,342)
                     Phase-in revenues and carrying charges recovered                         --          --      28,621
                     Investment income                                                   (16,125)     (3,475)     (4,227)
                   Changes in working capital other than cash                             (1,033)     46,527     (31,891)
                   Other--net                                                                282      21,151      29,418
                   --------------------------------------------------------------------------------------------------------
                       Net Cash Provided from Operating Activities                       377,637     454,051     369,627
                   --------------------------------------------------------------------------------------------------------
Cash Flows from    Sale of generating station                                            169,100          --          --
Investing          Capital expenditures                                                 (101,150)    (94,164)   (121,085)
Activities         Long-term investments                                                 (71,419)   (187,719)    (66,698)
                   Proceeds from disposition of investments                               17,661          --          --
                   Payment for purchase of GSF Energy, net of cash acquired              (24,234)         --          --
                   Other--net                                                             (1,898)     (3,854)    (12,321)
                   --------------------------------------------------------------------------------------------------------
                       Net Cash Used in Investing Activities                             (11,940)   (285,737)   (200,104)
                   --------------------------------------------------------------------------------------------------------
Cash Flows from    Issuance of long-term debt                                             85,000      65,000     114,110
Financing          Issuance of preferred stock                                           150,000          --          --
Activities         (Decrease) increase in notes payable                                  (28,637)    (20,236)     32,530
                   Dividends on common stock                                            (100,517)    (93,649)    (89,348)
                   Repurchase of common stock                                            (11,717)    (21,271)    (23,307)
                   Reductions of long-term obligations:
                     Preferred and preference stock                                           --     (29,732)    (39,958)
                     Long-term debt                                                      (50,812)    (56,114)   (114,835)
                     Capital leases                                                      (19,326)    (26,373)    (33,522)
                   Other--net                                                             (3,477)    (11,230)      2,631
                   --------------------------------------------------------------------------------------------------------
                       Net Cash Provided from (Used in) Financing Activities              20,514    (193,605)   (151,699)
                   --------------------------------------------------------------------------------------------------------
                   Net increase (decrease) in cash and temporary cash
                     investments                                                         386,211     (25,291)     17,824
                   Cash and temporary cash investments at beginning of year               24,767      50,058      32,234
                   --------------------------------------------------------------------------------------------------------
                   Cash and temporary cash investments at end of year                  $ 410,978   $  24,767   $  50,058
                   ========================================================================================================


                   Supplemental Cash Flow Information
                   --------------------------------------------------------------------------------------------------------
Cash Paid During   Interest (net of amount capitalized)                                $  95,702   $  99,954   $ 105,900
the Year           --------------------------------------------------------------------------------------------------------
                   Income taxes                                                        $  91,641   $  82,884   $  84,753
                   --------------------------------------------------------------------------------------------------------

Non-Cash           Capital lease obligations recorded                                  $  13,050   $  14,961   $  16,909
Investing          Equity funding obligations recorded                                 $  36,716   $  21,827   $      --
and Financing      Preferred stock issued in conjunction with long-term
Activities           investments                                                       $      --   $   3,000   $      --
                   ========================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements


A. Summary of
   Significant
   Accounting
   Policies

Consolidation
--------------------------------------------------------------------------------
         DQE is an energy services holding company. Its subsidiaries are Duquesne Light Company (Duquesne), Duquesne Enterprises (DE), DQE Energy Services (DES), DQEnergy Partners and Montauk. DQE and its subsidiaries are collectively referred to as "the Company."

         Duquesne is an electric utility engaged in the production, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. DE makes strategic investments beneficial to DQE's core energy business. These investments enhance DQE's capabilities as an energy provider, increase asset utilization, and act as a hedge against changing business conditions. DES is a diversified energy services company offering a wide range of energy solutions for industrial, utility and consumer markets worldwide. DES initiatives include energy facility development and operation, domestic and international independent power production, and the production and supply of innovative fuels. DQEnergy Partners was formed in December 1996 to align DQE with strategic partners to capitalize on opportunities in the dynamic energy services industry. These alliances enhance the utilization and value of DQE's strategic investments and capabilities while establishing DQE as a total energy provider. Montauk is a financial services company that makes long-term investments and provides financing for the Company's other market-driven businesses and their customers.

         All material intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.


Basis of Accounting
--------------------------------------------------------------------------------
         The Company is subject to the accounting and reporting requirements of the United States Securities and Exchange Commission (SEC). In addition, the Company's electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

         The Company's consolidated financial statements report regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), and reflect the effects of the current ratemaking process. In accordance with SFAS No. 71, the Company's consolidated financial statements reflect regulatory assets and liabilities consistent with cost-based, pre-competition ratemaking regulations. (See "Rate Matters," Note F, on page 46.)

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


Revenues from Sales of Electricity
--------------------------------------------------------------------------------
         Meters are read monthly and electric utility customers are billed on the same basis. Revenues are recorded in the accounting periods for which they are billed, with the exception of energy cost recovery revenues. (See "Energy Cost Rate Adjustment Clause (ECR)" discussion on page 43.)


The Company's Electric Service Territory
--------------------------------------------------------------------------------
         The Company's utility operations provide electric service to customers in Allegheny County, including the City of Pittsburgh, Beaver County and Westmoreland County. This represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by the Company's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, the Company's utility operations also sell electricity to other utilities.

Energy Cost Rate Adjustment Clause (ECR)
--------------------------------------------------------------------------------
         Through the ECR, the Company recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Nuclear fuel expense is recorded on the basis of the quantity of electric energy generated and includes such costs as the fee imposed by the United States Department of Energy (DOE) for future disposal and ultimate storage and disposition of spent nuclear fuel. Fossil fuel expense includes the costs of coal, natural gas and fuel oil used in the generation of electricity.

         On the Company's statement of consolidated income, these ECR revenues are included as a component of operating revenues. For ECR purposes, the Company defers fuel and other energy expenses for recovery, or refunding, in subsequent years. The deferrals reflect the difference between the amount that the Company is currently collecting from customers and its actual ECR energy costs. The PUC annually reviews the Company's ECR energy costs for the fiscal year April through March, compares them to previously projected ECR energy costs, and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost standards. (See "Deferred Coal Costs" and "Warwick Mine Costs" discussions, Note F, on page 48.)

         Over- or under-recoveries from customers are recorded in the consolidated balance sheet as payable to, or receivable from, customers. At December 31, 1996 and 1995, $1.8 million and $5.8 million were payable to customers and shown as other current liabilities.

         Under the Electricity Generation Customer Choice and Competition Act (Customer Choice Act), the Company may replace the ECR effective April 1, 1997 by rolling its ECR energy costs into its base rates. The effect of this change would be to provide to the Company an opportunity to further mitigate its deferred energy costs based upon its ability to manage its energy costs. Under the Company's PUC-approved Mitigation Plan, the level of energy cost recovery is capped at 1.47 cents per kilowatt-hour (KWH) through May 2001. To the extent that projections do not support recovery of previously deferred costs through this pricing mechanism, these costs would become transition costs subject to recovery through a competitive transition charge (CTC). (See "Customer Choice Act" and "Mitigation Plan" discussions, Note F, on page 46.)

Maintenance
--------------------------------------------------------------------------------
         Incremental maintenance expense incurred for refueling outages at the Company's nuclear units is deferred for amortization over the period between refueling outages (generally 18 months). The Company accrues, over the periods between outages, anticipated expenses for scheduled major fossil generating station outages. Maintenance costs incurred for non-major scheduled outages and for forced outages are charged to expense as such costs are incurred.

Depreciation and Amortization
--------------------------------------------------------------------------------
         Depreciation of property, plant and equipment, including plant-related intangibles, is recorded on a straight-line basis over the estimated remaining useful lives of properties. Amortization of other intangibles is recorded on a straight-line basis over a five-year period. Depreciation and amortization of other properties are calculated on various bases.

         The Company records decommissioning costs under the category of depreciation and amortization expense and accrues a liability, equal to that amount, for nuclear decommissioning expense. On the Company's consolidated balance sheet, the decommissioning trusts have been reflected in other long-term investments, and the related liability has been recorded as other non-current liabilities. (See "Nuclear Decommissioning" discussion, Note J, on page 51.)

         The Company's electric utility operations' composite depreciation rate increased from 3.5 percent to 4.25 percent effective May 1, 1996 and 3.0 percent to 3.5 percent effective January 1, 1995. Also in 1996, the Company expensed $9 million related to the depreciation portion of deferred rate synchronization costs in conjunction with the Company's Mitigation Plan.

Income Taxes
--------------------------------------------------------------------------------
         The Company uses the liability method in computing deferred taxes on all differences between book and tax bases of assets. These book/tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. The deferred tax liability or asset is also adjusted in the period of enactment for the effect of changes in tax laws or rates.

         For its electric utility operations, the Company recognizes a regulatory asset for the deferred tax liabilities that are expected to be recovered from customers through rates. (See "Rate Matters," Note F, and "Income Taxes," Note H, on pages 46 and 49.)

         The Company reflects the amortization of the regulatory tax receivable resulting from reversals of deferred taxes as depreciation and amortization expense. Reversals of accumulated deferred income taxes are included in income tax expense.

         When applied to reduce the Company's income tax liability, investment tax credits related to electric utility property generally are deferred. Such credits are subsequently reflected, over the lives of the related assets, as reductions to income tax expense.

Property, Plant and Equipment
--------------------------------------------------------------------------------
         The asset values of the Company's electric utility properties are stated at original construction cost, which includes related payroll taxes, pensions and other fringe benefits, as well as administrative and general costs. Also included in original construction cost is an allowance for funds used during construction (AFC), which represents the estimated cost of debt and equity funds used to finance construction.

         Additions to, and replacements of, property units are charged to plant accounts. Maintenance, repairs and replacement of minor items of property are recorded as expenses when they are incurred. The costs of electric utility properties that are retired (plus removal costs and less any salvage value) are charged to accumulated depreciation and amortization.

         Substantially all of the Company's electric utility properties are subject to a first mortgage lien.

Asset Impairment
--------------------------------------------------------------------------------
         The effects of adopting Statement of Financial Accounting Standards
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121), on January 1, 1996 did not have a material impact on the Company's financial position, results of operations or cash flows, based on the current regulatory structure in which it operates. As competitive factors influence pricing in the utility industry, this assessment may change in the future. The general requirements of SFAS No. 121 apply to non-current assets and require impairment to be considered whenever evidence suggests that it is no longer probable that future cash flows in an amount at least equal to the asset book value will result.

Stock-Based Compensation
--------------------------------------------------------------------------------
         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of DQE's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recorded annually based on the quoted market price of the Company's stock at the end of the period.

Temporary Cash Investments
--------------------------------------------------------------------------------
         Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at market, which approximates cost. The Company considers temporary cash investments to be cash equivalents.

Reclassifications
-------------------------------------------------------------------------------
         The 1995 and 1994 consolidated financial statements have been reclassified to conform with accounting presentations adopted during 1996.

B. Receivables

       The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The Company had no receivables sold at December 31, 1996. At December 31, 1995, the Company had sold $7 million of receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1997, is one of many sources of funds available to the Company. The Company has not determined, but may attempt to extend the agreement or to replace the facility with a similar arrangement or to eliminate it upon expiration.

C. Changes
   in Working
   Capital Other
   Than Cash

Changes in Working Capital Other than Cash (Net of GSF Energy Acquisition)
--------------------------------------------------------------------------------
                                     1996        1995       1994
                                  (Amounts in Thousands of Dollars)
--------------------------------------------------------------------
Receivables                      $ (1,946)     $ 34,341    $  9,928
Materials and supplies              1,286         9,994       2,932
Other current assets                 (948)        3,126     (25,701)
Accounts payable                    4,691         7,087      (4,455)
Other current liabilities          (4,116)       (8,021)    (14,595)
--------------------------------------------------------------------
 Total                           $ (1,033)     $ 46,527    $(31,891)
====================================================================

D. Property,
   Plant and
   Equipment

         In addition to its wholly owned generating units, the Company, together with other electric utilities, has an ownership or leasehold interest in certain jointly owned units. The Company is required to pay its share of the construction and operating costs of the units. The Company's share of the operating expenses of the units is included in the statement of consolidated income.

Generating Units at December 31, 1996
--------------------------------------------------------------------------------------------
                                             Generating        Net Utility            Fuel
Unit                                         Capability           Plant              Source
                                            (Megawatts)    (Millions of Dollars)
--------------------------------------------------------------------------------------------
Cheswick                                        570              $ 120.2              Coal
Elrama (a)                                      487                 98.0              Coal
Eastlake Unit 5                                 186                 39.4              Coal
Sammis Unit 7                                   187                 49.5              Coal
Bruce Mansfield Unit 1 (a)                      228                 65.5              Coal
Bruce Mansfield Unit 2 (a)                       62                 18.9              Coal
Bruce Mansfield Unit 3 (a)                      110                 49.8              Coal
Beaver Valley Unit 1 (b)                        385                215.9             Nuclear
Beaver Valley Unit 2 (c)(d)                     113                 14.3             Nuclear
Beaver Valley Common Facilities                                    153.2
Perry Unit 1 (e)                                164                398.5             Nuclear
Brunot Island (f)                               178                 23.1            Fuel Oil
--------------------------------------------------------------------------------------------
    Total                                     2,670              1,246.3
Property held for future use:
  Brunot Island (f)                             128                 28.5            Fuel Oil
  Phillips (a)                                  300                 78.3              Coal
--------------------------------------------------------------------------------------------
    Total Generating Units                    3,098             $1,353.1
============================================================================================

  (a) The unit is equipped with flue gas desulfurization equipment.
  (b) The Nuclear Regulatory Commission (NRC) has granted a license to operate through January 2016.
  (c) On October 2, 1987, the Company sold its 13.74 percent interest in Beaver Valley Unit 2 and leased it back; the sale was exclusive of transmission and common facilities. Amounts shown represent facilities not sold and subsequent leasehold improvements.
  (d) The NRC has granted a license to operate through May 2027.
  (e) The NRC has granted a license to operate through March 2026.
  (f) A portion of the proceeds of the sale of the Ft. Martin Power Station is expected to be used to fund reliability enhancements to the Brunot Island
      (BI) Unit 3 combustion turbine. The reliability enhancements are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. BI Units 2a and 2b were moved from property held for future use to electric plant in service in 1996, in accordance with the Company's Mitigation Plan. (See "Mitigation Plan" discussion, Note F, on page 46.)

E. Long-Term
   Investments

         The Company makes equity investments in affordable housing and gas reserve partnerships as a limited partner. At December 31, 1996, the Company had investments in 26 affordable housing funds and five gas reserve partnerships. The Company is the lessor in six leveraged lease arrangements involving mining equipment, rail equipment, a fossil generating station, a waste-to-energy facility and natural gas processing equipment. These leases expire in various years beginning in 2004 through 2033. The residual value of the equipment at the end of the lease terms is approximately 3 percent of the original cost. The Company's aggregate investment represents 16 percent of the aggregate original cost of the property and is secured by guarantees of each lessee's parent of affiliate. The remaining 84 percent was financed by non-recourse debt provided by lenders who have been granted, as their sole remedy in the event of default by the lessees, an assignment of rentals due under the leases and a security interest in the leased property. This debt amounted to $553 million and $364 million at December 31, 1996 and 1995.



Net Leveraged Lease Investments at December 31
--------------------------------------------------------------------------------
                                                        1996        1995
                                               (Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------
Rentals receivable (net of non-recourse debt)        $ 215,358    $113,641
Estimated residual value of leased assets               22,029      26,470
  Less: Unearned income                               (103,254)    (52,277)
--------------------------------------------------------------------------------
Leveraged lease investments                            134,133      87,834
  Less: Deferred taxes arising from leveraged leases   (59,781)    (42,392)
--------------------------------------------------------------------------------
  Net Leveraged Lease Investments                     $ 74,352    $ 45,442
================================================================================

         The Company's other leases include investments in fossil generating stations, a waste-to-energy facility, computers, vehicles and equipment.
The Company's other investments are primarily in assets of nuclear decommissioning trusts and marketable securities, primarily of Exide Electronics Group, Inc. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), these investments are classified as available-for-sale and are stated at market value. The amount of unrealized holding losses related to marketable securities at both December 31, 1996 and 1995 was $4.4 million ($2.6 million net of tax). Deferred income primarily relates to the Company's other lease investments. Deferred amounts will be recognized as income over the lives of the underlying investments over periods generally not exceeding five years.


F. Rate Matters

Customer Choice Act
-------------------------------------------------------------------------------
         Under the Customer Choice Act, which went into effect on January 1, 1997, Pennsylvania has become a leader in customer choice. The Customer Choice Act will enable Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Electric utility restructuring will be accomplished through a two-stage process consisting of a pilot period (running through 1998) and a phase-in period (1999 through 2001). Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the price they currently charge customers. The PUC will determine what portion of a utility's remaining transition costs will be recoverable from customers through a CTC. This charge will be paid by consumers who choose alternative generation suppliers as well as customers who choose their franchised utility. The CTC could last as long as 2005, providing a utility a total of up to nine years to recover transition costs. An overall four-and-one-half year price cap will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of prices as long as transition costs are being recovered, with certain exceptions. If a utility ultimately is unable to recover its transition costs within this pricing structure and timeframe, the costs will be written off.

Mitigation Plan
-------------------------------------------------------------------------------

         The Company has taken a number of steps to mitigate its potential transition costs. In addition to the steps taken during the last 10 years to prepare for competition, effective January 1, 1995, the Company accelerated its rate of depreciation on its fixed nuclear assets without seeking a rate increase to recover the additional costs. On October 31, 1996, the sale of the Company's ownership interest in the Ft. Martin

Power Station (Ft. Martin) was completed. Ft. Martin Unit 1 was owned 50 percent by Duquesne and 50 percent by its operator, Allegheny Power System. The sale and a plan, to be funded in part by the proceeds of the Ft. Martin transaction, were approved by the PUC on May 23, 1996. Under the approved plan, the Company will not increase its base rates for a period of five years through May 2001. In addition, the Company recorded in October 1996 a one-time reduction of approximately $130 million in the book value of the Company's nuclear plant investment. The proceeds from the sale are expected to be used to fund reliability enhancements to the BI Unit 3 combustion turbine and to reduce the Company's capitalization. The approved plan also provides for incremental increases of $25 million in depreciation and amortization expense in 1996, 1997 and 1998 related to the Company's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5 million, without any increase in existing electric rates. Also, the Company will record an annual $5 million credit to the ECR during the plan period to compensate the Company's electric utility customers for lost profits from any short-term power sales foregone by the sale of its ownership interest in Ft. Martin. In addition, the Company will cap energy costs, beginning April 1, 1997 through the remainder of the plan period, at a historical five-year average of 1.47 cents per KWH. In accordance with the approved plan, the Company has expensed $9 million related to the depreciation portion of the deferred rate synchronization costs associated with Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1. The Company's approved plan provides for the amortization of the remaining deferred rate synchronization costs over a 10-year period. At December 31, 1996, the unamortized portion of these costs totaled $41.4 million, net of deferred fuel savings related to the two units. (See "Deferred Rate Synchronization Costs" discussion on page 48.) Finally, the Company's approved plan also provides for annual assistance of $0.5 million to low-income customers.

Regulatory Assets
-------------------------------------------------------------------------------
         As a result of the application of SFAS No. 71, the Company records regulatory assets on its consolidated balance sheet. The regulatory assets represent probable future revenue to the Company because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

         A company's electric utility operations or a portion of such operations could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations. (See "Customer Choice Act" discussion on page 46.) The Company currently believes its electricity generating assets and related regulatory assets continue to satisfy these criteria in light of the transition to competitive generation under the Customer Choice Act. Should any portion of the Company's electric utility operations be deemed to no longer meet the SFAS No. 71 criteria, the Company may be required to write off any above-market cost assets, the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements.


Regulatory Assets at December 31
----------------------------------------------------------------------------------------------------
                                                                         1996             1995
                                                                    (Amounts in Thousands of Dollars)
----------------------------------------------------------------------------------------------------
Regulatory tax receivable (Note H)                                     $394,131          $414,543
Unamortized debt costs (Note K)(a)                                       93,299            98,776
Deferred rate synchronization costs (see page 48)                        41,446            51,149
Beaver Valley Unit 2 sale/leaseback premium (Note I)(b)                  30,059            31,564
Deferred employee costs (c)                                              29,589            31,218
Deferred nuclear maintenance outage costs (Note A)                       13,462             6,776
Deferred coal costs (see page 48)                                        12,191            12,753
DOE decontamination and decommissioning receivable (Note J)               9,779            10,687
Extraordinary property loss (d)                                               -             8,300
Other                                                                    12,860            12,934
----------------------------------------------------------------------------------------------------
 Total Regulatory Assets                                               $636,816          $678,700
====================================================================================================

(a) The premiums paid to reacquire debt prior to scheduled maturity dates are deferred for amortization over the life of the debt issued to finance the reacquisitions.
(b) The premium paid to refinance the BV Unit 2 lease was deferred for amortization over the life of the lease.
(c) Includes amounts for recovery of accrued compensated absences and accrued claims for workers' compensation.
(d) During the third quarter of 1996, the Company completed recovery of its investment in Perry Unit 2.

Deferred Rate Synchronization Costs
-------------------------------------------------------------------------------
         In 1987, the PUC approved the Company's petition to defer initial operating and other costs of BV Unit 2 and Perry Unit 1. The Company deferred the costs incurred from November 1987, when the units went into commercial operation, until March 1988, when a rate order was issued. In its rate order, the PUC postponed ruling on whether these costs would be recoverable from the Company's electric utility customers. The Company is not earning a return on the deferred costs. (See "Mitigation Plan" discussion on page 46.)

Deferred Coal Costs
-------------------------------------------------------------------------------
         The PUC has established two market price coal cost standards for the Company. One applies only to coal delivered at the Bruce Mansfield Power Station (Bruce Mansfield). The other, the system-wide coal cost standard, applies to coal delivered to the remainder of the Company's system. Both standards are updated monthly to reflect prevailing market prices of similar coal. The PUC has directed the Company to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices for similar coal, as determined by the PUC. The PUC allows deferred amounts to be recovered from customers when the delivered costs of coal fall below such PUC-determined prevailing market prices.

         In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard. The Company has exercised options to extend the coal cost standard through March 2000. The unrecovered cost of Bruce Mansfield coal was $9.6 million and $8.4 million, and the unrecovered cost of the remainder of the system-wide coal was $2.6 million and $4.4 million at December 31, 1996 and 1995. The Company believes that all deferred coal costs will be recovered.

Warwick Mine Costs
-------------------------------------------------------------------------------
         The 1990 joint petition for settlement also recognized costs at the Company's Warwick Mine, which had been excluded from rate base since 1981, and allowed for recovery of such costs, including the costs of ultimately closing the mine. (See "Deferred Coal Costs" discussion above.) In 1990, the Company entered into an agreement under which an unaffiliated company will operate the mine until March 2000 and sell the coal produced. Production began in late 1990. The contract operator at Warwick Mine notified the Company that its financial circumstances and geologic conditions caused it to cease operations late in 1996. Therefore, the Company is pursuing its remedies and is currently negotiating to retain an operator for the mine as a smaller sized operation. Additionally, the Company will continue to purchase coal on the open market. In the past year, the Warwick Mine supplied slightly less than one-fifth of the coal used in the production of electricity at the Company's wholly owned and jointly owned plants. This change should not impact the Company's ability to recover all of its investment in Warwick Mine, the $2.6 million of unrecovered system-wide cost of coal which excludes Bruce Mansfield, or to accrue funds for future liabilities. It is anticipated that this effort will be successfully completed by March 31, 2000 when the system-wide coal cost cap expires.

         Costs at the Warwick Mine and the Company's investment in the mine are expected to be recovered through the cost of coal in the ECR. Recovery is subject to the system-wide coal cost standard and the cap agreed to as part of the Company's Mitigation Plan. The Company also has an opportunity to earn a return on its investment in the mine through the cost of coal during the period of the system-wide coal cost standard, including extensions. At December 31, 1996, the Company's net investment in the mine was $11.4 million. The current estimated liability for mine closing, including final site reclamation, mine water treatment and certain labor liabilities, is $47.6 million, and the Company has recorded a liability on the consolidated balance sheet of approximately $20.2 million toward these costs.

Property Held for Future Use
-------------------------------------------------------------------------------
         In 1986, the PUC approved the Company's request to remove Phillips Power Station (Phillips) and a portion of Brunot Island (BI) from service and from rate base. In accordance with the Company's Mitigation Plan, 112 MWs related to BI Units 2a and 2b were moved from property held for future use to electric plant in service in 1996. The Company expects to recover its investment in BI Units 3 and 4, which remain in property held for future use through future electricity sales. The Company believes its investment in BI will be necessary in order to meet future business needs. A portion of the proceeds of the sale of

Ft. Martin is expected to be used to fund reliability enhancements to the BI Unit 3 combustion turbine. The reliability enhancements are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. (See "Mitigation Plan" discussion on page 46.) The Company is analyzing the effects of customer choice on its future generating requirements. The Company is planning to seek recovery of its investment and associated costs of Phillips through a CTC. In the event that market demand, transmission access or rate recovery do not support the utilization of these plants, the Company may have to write off part or all of these investments and associated costs. At December 31, 1996, the Company's net of tax investment in Phillips and BI held for future use was $53.6 million and $17.2 million.

G. Short-Term
   Borrowing and
   Revolving
   Credit
   Arrangements


         At December 31, 1996, the Company had two extendible revolving credit arrangements, including a $125 million facility expiring in June 1997 and a $150 million facility expiring in October 1997. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. Both credit facilities contain two-year repayment periods for any amounts outstanding at the expiration of the revolving credit periods. At December 31, 1996, there were no short-term borrowings outstanding. At December 31, 1995, short-term borrowings were $35 million. The weighted average interest rate applied to such borrowings was 6.5 percent.


H. Income Taxes

         The annual federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) for the tax years through 1992. The tax years 1993 through 1996 remain subject to IRS review. The Company does not believe that final settlement of the federal income tax returns for the years 1991 through 1996 will have a materially adverse effect on its financial position, results of operations or cash flows.

Deferred Tax Assets (Liabilities) at December 31
-----------------------------------------------------------------------------------------------
                                                                1996                  1995
                                                            (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------
 Investment tax credits unamortized                          $   44,067           $    48,033
 Gain on sale/leaseback of BV Unit 2                             61,131                64,124
 Tax benefit -- long-term investments                           174,935               214,089
 Other                                                           19,952                41,509
-----------------------------------------------------------------------------------------------
 Deferred tax assets                                            300,085               367,755
-----------------------------------------------------------------------------------------------
 Property depreciation                                         (785,950)             (871,539)
 Regulatory assets                                             (150,346)             (172,008)
 Loss on reacquired debt unamortized                            (33,331)              (35,340)
 Other                                                          (89,547)              (90,499)
-----------------------------------------------------------------------------------------------
 Deferred tax liabilities                                    (1,059,174)           (1,169,386)
-----------------------------------------------------------------------------------------------
  Net Deferred Tax Liabilities                               $ (759,089)          $  (801,631)
===============================================================================================

Income Taxes
-------------------------------------------------------------------------------------------------------
                                                                     1996         1995         1994
                                                                   (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------------------
Currently payable:                                    Federal   $  103,525   $    88,866     $ 70,908
                                                      State         44,582        29,915       33,407
Deferred -- net:                                      Federal      (36,286)       (8,649)     (13,198)
                                                      State        (14,874)       (5,640)     (72,662)
Investment tax credits deferred -- net                              (9,559)       (7,831)      (5,982)
Tax rate adjustment -- regulatory tax receivable (a)                    --            --       80,500
-------------------------------------------------------------------------------------------------------
  Income Taxes                                                  $   87,388   $    96,661     $ 92,973
=======================================================================================================

(a)  During 1994, the statutory Pennsylvania income tax rate was reduced from
     12.25 percent to 9.99 percent. This resulted in a net decrease of $80.5 million in deferred tax liabilities and a corresponding reduction in the regulatory receivable.
                                        49

         Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes and before preferred and preference dividends of subsidiaries.

Income Tax Expense Reconciliation
------------------------------------------------------------------------------------------------
                                                              1996        1995        1994
                                                             (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------------------
Computed federal income tax at statutory rate              $   94,752   $   95,591   $   89,524
Increase (decrease) in taxes resulting from:
 State income taxes, net of federal income tax benefits        19,310       15,779      (25,516)
 Amortization of deferred investment tax credits               (9,559)      (7,831)      (5,982)
 Adjustment to regulatory receivable, net of federal tax           --           --       52,325
 Revenue requirement adjustment to regulatory taxes                --           --      (12,178)
 Other                                                        (17,115)      (6,878)      (5,200)
------------------------------------------------------------------------------------------------
   Total Income Tax Expense                                $   87,388   $   96,661   $   92,973
================================================================================================

I.  Leases

         The Company leases nuclear fuel, a portion of a nuclear generating plant, certain office buildings, computer equipment, and other property and equipment.

Capital Leases at December 31
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          1996             1995
                                                                                                 (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------------------------------
Nuclear fuel                                                                                          $   79,103        $  112,573
Electric plant                                                                                            20,505            20,808
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                                    99,608           133,381
Less: Accumulated amortization                                                                           (47,670)          (74,874)
-----------------------------------------------------------------------------------------------------------------------------------
 Property Held Under Capital Leases -- Net (a)                                                        $   51,938        $   58,507
===================================================================================================================================

(a) Includes $2,618 in 1996 and $2,910 in 1995 of capital leases with associated obligations retired.

         In 1987, the Company sold and leased back its 13.74 percent interest in BV Unit 2; the sale was exclusive of transmission and common facilities. The total sales price of $537.9 million was the appraised value of the Company's interest in the property. The Company subsequently leased back its interest in the unit for a term of 29.5 years. The lease provides for semi-annual payments and is accounted for as an operating lease. The Company is responsible under the terms of the lease for all costs of its interest in the unit. In December 1992, the Company participated in the refinancing of collateralized lease bonds to take advantage of lower interest rates and reduce the annual lease payments. The bonds were originally issued in 1987 for the purpose of partially financing the lease of BV Unit 2. In accordance with the BV Unit 2 lease agreement, the Company paid the premiums of approximately $36.4 million as a supplemental rent payment to the lessors. This amount was deferred and is being amortized over the remaining lease term. At December 31, 1996, the deferred balance was approximately $30.1 million.

         Leased nuclear fuel is amortized as the fuel is burned and charged to fuel and purchased power expense on the statement of consolidated income. The amortization of all other leased property is based on rental payments made. These lease-related expenses are charged to operating expenses on the statement of consolidated income.

Summary of Rental Payments

----------------------------------------------------------------------
                                        1996        1995        1994
                                    (Amounts in Thousands of Dollars)
----------------------------------------------------------------------
Operating leases                  $   59,503   $   57,617   $   56,437
Amortization of capital leases        19,378       26,705       33,596
Interest on capital leases             3,703        4,332        4,996
----------------------------------------------------------------------
   Total Rental Payments          $   82,584   $   88,654   $   95,029
======================================================================


Future Minimum Lease Payments
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         Operating Leases            Capital Leases
Year Ended December 31,                                                                       (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------

1997                                                                                        $   58,000                    $ 24,186
1998                                                                                            57,799                      11,380
1999                                                                                            57,757                       6,516
2000                                                                                            57,682                       4,166
2001                                                                                            56,925                       2,481
2002 and thereafter                                                                            846,851                      18,555
------------------------------------------------------------------------------------------------------------------------------------

   Total Minimum Lease Payments                                                             $1,135,014                    $ 67,284
------------------------------------------------------------------------------------------------------------------------------------

Less: Amount representing interest                                                                                         (17,964)
------------------------------------------------------------------------------------------------------------------------------------

Present value of minimum lease payments for capital
 leases (a)                                                                                                               $ 49,320
====================================================================================================================================


(a) Includes current obligations of $20.9 million at December 31, 1996.

         Future minimum lease payments for capital leases are related principally to the estimated use of nuclear fuel financed through leasing arrangements and building leases. Future minimum lease payments for operating leases are related principally to BV Unit 2 and certain corporate offices.

         Future payments due to the Company, as of December 31, 1996, under subleases of certain corporate office space are approximately $4.5 million in 1997, $4.6 million in 1998 and $18.5 million thereafter.

J. Commitments
   and
   Contingencies

Construction
-------------------------------------------------------------------------------
         The Company estimates that it will spend, excluding AFC and nuclear fuel, approximately $110 million, $110 million and $95 million for electric utility construction during 1997, 1998 and 1999. These estimates also exclude any potential expenditures for reliability enhancements to the BI Unit 3 combustion turbine. (See "Mitigation Plan" discussion, Note F, on page 46.)

Nuclear-Related Matters
-------------------------------------------------------------------------------
         The Company has an ownership interest in three nuclear units, two of which it operates. The operation of a nuclear facility involves special risks, potential liabilities, and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

         Nuclear Decommissioning. The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit 1 (BV Unit 1) could begin in 1977, and that recovery for BV Unit 2 and Perry Unit 1 could begin in 1988. The Company expects to decommission BV Unit 1, BV Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license in 2016, 2027 and 2026. At the end of its operating life, BV Unit 1 may be placed in safe storage until BV Unit 2 is ready to be decommissioned, at which time the units may be decommissioned together.

         Based on site-specific studies finalized in 1992 for BV Unit 2, and in 1994 for BV Unit 1 and Perry Unit 1, the Company's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine the Company's cost of service, is $122 million for BV Unit 1, $35 million for BV Unit 2, and $67 million for Perry Unit 1. A study will be performed in 1997 to update the Company's estimated decommissioning costs of BV Unit 1 and BV Unit 2.

         On July 18, 1996, the PUC issued a Proposed Policy Statement Regarding Nuclear Decommissioning Cost Estimation and Cost Recovery for the purpose of obtaining comments from the public. The proposed policy includes guidelines for a site-specific study to estimate the cost of decommissioning. Guidelines require that studies be performed at least every five years, address radiological and non-radiological costs, and include a contingency factor of not more than 10 percent. Under the proposed policy, annual decommissioning funding levels are based on an annuity calculation recognizing inflation in the cost estimates and earnings on fund assets. With respect to the transition to a competitive generation market, the Customer Choice Act requires that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. Consistent with this requirement, the Company has increased its nuclear decommissioning funding by $5 million under the PUC-approved plan for the sale of the Company's ownership interest in Ft. Martin. (See "Mitigation Plan" discussion, Note F, on page 46.) These additional annual contributions bring the total annual funding to approximately $9 million. Also, on October 17, 1996, the PUC adopted an Accounting Order filed by the Company to recognize the increased funding as part of the Company's cost of service. The Company expects to receive approval from the IRS for qualification of 100 percent of additional nuclear decommissioning trust funding for BV Unit 2 and Perry Unit 1, and 79 percent for BV Unit 1.

         Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and may be invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at December 31, 1996 totaled approximately $33.7 million.

         Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. The maximum available private primary insurance of $200 million has been purchased by the Company. Additional protection of $8.7 billion would be provided by an assessment of up to $79.3 million per incident on each nuclear unit in the United States. The Company's maximum total possible assessment, $59.4 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If funds prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the nuclear industry.

         The Company's share of insurance coverage for property damage, decommissioning and decontamination liability is $1.2 billion. The Company would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, the Company could be assessed retrospective premiums totaling a maximum of $7.3 million.

         In addition, the Company participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. Subject to the policy limit, the coverage provides for 100 percent of the estimated incremental costs per week during the 52-week period starting 21 weeks after an accident and 80 percent of such estimate per week for the following 104 weeks, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, the Company could be assessed retrospective premiums totaling a maximum of $3.5 million.

         Beaver Valley Power Station (BVPS) Steam Generators. BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has required removal of approximately 15 percent of its steam generator tubes from service through a process called "plugging." However, BV Unit 1 continues to have the capability to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called "sleeving." To date, no tubes at either BV Unit 1 or BV Unit 2 have been sleeved. BV Unit 2, which was placed in service 11 years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Approximately 2 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem.

         The Company has undertaken certain measures, such as increased inspections, water chemistry control and tube plugging, to minimize the operational impact of and to reduce susceptibility to ODSCC. Although the Company has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of the BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is currently estimated at $125 million. The Company would be responsible for $59 million of this total, which includes the cost of equipment removal and replacement steam generators but excludes replacement power costs. The earliest that the BV Unit 1 steam generators could be replaced during a scheduled refueling outage is the fall of 2000.

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

         BV Unit 2 completed its sixth refueling outage on December 16, 1996. The outage lasted 107 days due to unanticipated repairs to two residual heat removal pumps and reactor head vent valves. Various inspections of the unit's steam generators, including inspections using the Plus Point probe, were completed. Upon completion of the outage, approximately 98 percent of the unit's steam generator tubes remained in service.

         The Company continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages, which occur at, approximately, 18-month intervals for each unit. The Company will continue to monitor and evaluate the condition of the BVPS steam generators.

         Spent Nuclear Fuel Disposal. The Nuclear Waste Policy Act of 1982 established a policy for handling and disposing of spent nuclear fuel and a policy requiring the establishment of a final repository to accept spent nuclear fuel. Electric utility companies have entered into contracts with the DOE for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent nuclear fuel before 2010. On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit, in response to a suit brought by 25 electric utilities and 18 states and state agencies, unanimously ruled that the DOE has a legal obligation to begin taking spent nuclear fuel by January 31, 1998. The DOE has not yet established an interim or permanent storage facility, and has indicated that it will be unable to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Further, Congress is considering amendments to the Nuclear Waste Policy Act of 1982 that could give the DOE authority to proceed with the development of a federal interim storage facility. In the event the DOE does not begin accepting spent nuclear fuel, existing on-site spent nuclear fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2016 (end of operating license), 2013 and 2011, respectively.

         On January 31, 1997, the Company joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing a suit in the U.S. Court of Appeals for the District of Columbia against the DOE. The suit requests the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. Significant additional expenditures for the storage of spent nuclear fuel at BV Unit 2 and Perry Unit 1 could be required if the DOE does not fulfill its obligation to accept spent nuclear fuel.

         Uranium Enrichment Decontamination and Decommissioning. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At December 31, 1996, the Company's liability for contributions was approximately $9.3 million (subject to an inflation adjustment). Contributions, when made, are currently recovered from electric utility customers through the ECR.

Fossil Decommissioning
-------------------------------------------------------------------------------
         In Pennsylvania, current ratemaking does not allow utilities to recover future decommissioning costs through depreciation charges during the operating life of fossil-fired generating stations. In 1996, the Financial Accounting Standard Board issued an exposure draft, Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets. The primary effect of this exposure draft would be to change the way the Company accounts for nuclear and fossil decommissioning costs. The exposure draft calls for recording the present value of estimated future cash flows to decommission the Company's nuclear and fossil power plants as an increase to asset balances and as a liability. This amount is currently estimated to be $299.5 million. The Company will seek to recover these costs through a CTC.

Guarantees
-------------------------------------------------------------------------------
         The Company and the other owners of Bruce Mansfield have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At December 31, 1996 the Company's share of these guarantees was $20.3 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. (See "Deferred Coal Costs" discussion, Note F, on page 48.) The minimum future payments to be made by the Company solely in relation to these obligations are $5.9 million in 1997, $5.6 million in 1998, $5.3 million in 1999, and $4.2 million in 2000. The Company's total payments for coal purchased under the contract were $26.9 million in 1996, $28.9 million in 1995, and $23.3 million in 1994.


         As part of the Company's investment portfolio in affordable housing, the Company has received fees in exchange for guaranteeing a minimum defined yield to third-party investors. A portion of the fees received has been deferred to absorb any required payments with respect to these transactions. Based on an evaluation of the underlying housing projects, the Company believes that such deferrals are ample for this purpose.


Residual Waste Management Regulations
-------------------------------------------------------------------------------
         In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. The Company is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Capital costs of $2.5 million were incurred by the Company in 1996 to comply with these DEP regulations. Based on information currently available, an additional $2.8 million will be spent in 1997. The additional capital cost of compliance through the year 2000 is estimated, based on current information, to be $15 million. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.

Employees
-------------------------------------------------------------------------------
         In November 1996, the Company reached an agreement on a three-year contract extension through September 30, 2001 with the International Brotherhood of Electrical Workers (IBEW), which represents approximately 2,000 of the Company's employees.

Other
-------------------------------------------------------------------------------
         The Company is involved in various other legal proceedings and environmental matters. The Company believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.

K. Long-Term
   Debt

         The pollution control notes arise from the sale of bonds by public authorities for the purposes of financing construction of pollution control facilities at the Company's plants or refunding previously issued bonds. The Company is obligated to pay the principal and interest on these bonds. For certain of the pollution control notes, there is an annual commitment fee for an irrevocable letter of credit. Under certain circumstances, the letter of credit is available for the payment of interest on, or redemption of, all or a portion of the notes.


Long-Term Debt At December 31
---------------------------------------------------------------------------------------------------------------
                                                                            Principal Outstanding
                                       Interest                        (Amounts in Thousands of Dollars)
                                         Rate        Maturity           1996                         1995
---------------------------------------------------------------------------------------------------------------
First mortgage bonds                4.75%-8.75%      1997-2025      $  853,000 (a)              $   903,000 (b)
Pollution control notes                     (c)      2009-2030         417,985                      417,985
Sinking fund debentures                      5%        2010              4,891                        5,703
Term loans                          6.47%-7.47%      2000-2001         150,000                       65,000
Miscellaneous                                                           17,785                       13,462
Less: Unamortized debt discount
 and premium -- net                                                     (3,915)                      (4,157)
---------------------------------------------------------------------------------------------------------------
 Total Long-Term Debt                                               $1,439,746                   $1,400,993
===============================================================================================================

(a) Excludes $50.0 million related to current maturities on November 15, 1997.
(b) Excludes $50.0 million related to a current maturity on May 15, 1996.
(c) The pollution control notes have adjustable interest rates. The interest rates at year-end averaged 3.7 percent in 1996 and 3.9 percent in 1995.

         At December 31, 1996, sinking fund requirements and maturities of long-term debt outstanding for the next five years were $51.1 million in 1997, $76.3 million in 1998, $81.9 million in 1999, $166.7 million in 2000, and $86.8 million in 2001.

         Total interest costs incurred were $103.9 million in 1996, $107.7 million in 1995, and $110.7 million in 1994. Interest costs attributable to long-term debt and other interest were $99.4 million, $102.4 million and $105.1 million in 1996, 1995 and 1994, respectively. Interest costs incurred also include $4.5 million, $5.3 million and $5.6 million attributable to capital leases in 1996, 1995 and 1994, respectively. Of these amounts, $0.8 million in 1996, $1.0 million in 1995, and $0.6 million in 1994 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues.

         During 1994, the Company's BV Unit 2 lease arrangement was amended to reflect an increase in federal income tax rates. At the same time, the associated letter of credit securing the lessor's equity interest in the unit was increased from $188 million to $194 million and the term of the letter of credit was extended to 1999. If certain specified events occur, the letter of credit could be drawn down by the owners, the leases could terminate, and collateralized lease bonds ($391.8 million at December 31, 1996) would become direct obligations of the Company.

         At December 31, 1996 and 1995, the Company was in compliance with all of its debt covenants.

         At December 31, 1996, the fair value of the Company's long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues or current rates offered to the Company for debt of the same remaining maturities, was $1,492.5 million. The principal amount included in the Company's consolidated balance sheet is $1,495.6 million.

L. Preferred and
   Preference
   Stock of Subsidiaries

Preferred and Preference Stock of Subsidiaries at December 31
-----------------------------------------------------------------------------------------------------
                                                           (Shares and Amounts in Thousands)
                                                -----------------------------------------------------
                                                                    1996                    1995
                                                Call Price   ----------------------------------------
                                                Per Share    Shares      Amount     Shares   Amount
Preferred Stock Series:
3.75% (a) (b) (c)                                  $51.00        148     $  7,407     148   $ 7,407
4.00% (a) (b) (c)                                   51.50        550       27,486     550    27,486
4.10% (a) (b) (c)                                   51.75        120        6,012     120     6,012
4.15% (a) (b) (c)                                   51.73        132        6,643     132     6,643
4.20% (a) (b) (c)                                   51.71        100        5,021     100     5,021
$2.10  (a) (b) (c)                                  51.84        159        8,039     159     8,039
9.00% (d)                                              --         --        3,000      --     3,000
8.375% (e)                                             --      6,000      150,000      --        --
----------------------------------------------------------------------------------------------------
 Total Preferred Stock                                         7,209      213,608   1,209     63,608
----------------------------------------------------------------------------------------------------
Preference Stock Series: (f)
Plan Series A (c) (g)                               37.18        817       28,997     834     29,615
----------------------------------------------------------------------------------------------------
 Total Preference Stock                                          817       28,997     834     29,615
----------------------------------------------------------------------------------------------------
Deferred ESOP benefit                                                     (19,533)           (22,257)
----------------------------------------------------------------------------------------------------
 Total Preferred and Preference Stock                                    $223,072           $ 70,966
====================================================================================================

(a) Preferred stock: 4,000,000 authorized shares; $50 par value; cumulative
(b) $50 per share involuntary liquidation value
(c) Non-redeemable
(d) 500 authorized shares; 10 issued $300,000 par value; involuntary liquidation value $300,000 per share; mandatory redemption beginning August 2000
(e) Cumulative Monthly Income Preferred Securities, Series A: 6,000,000 authorized shares; $25 involuntary liquidation value
(f) Preference stock: 8,000,000 authorized shares; $1 par value cumulative
(g) $35.50 per share involuntary liquidation value


         Holders of Duquesne's preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne's board of directors until all dividends have been paid. Holders of Duquesne's preference stock are entitled to receive cumulative quarterly dividends if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne's directors until all dividends have been paid. At December 31, 1996, Duquesne had made all dividend payments. Preferred and preference dividends of subsidiaries included in interest and other charges were $12.1 million, $5.9 million and $6.0 million in 1996, 1995 and 1994. Total preferred and preference stock had involuntary liquidation values of $242,467 and $93,086, which exceeded par by $28,180 and $28,781 at December 31, 1996 and 1995.


         In December 1991, the Company established an Employee Stock Ownership Plan (ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See "Employee Benefits," Note N, on page 57.) The Company issued and sold 845,070 shares of preference stock, plan series A to the trustee of the ESOP. As consideration for the stock, the Company received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one and one-half shares of DQE common stock. At December 31, 1996, $19.5 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by the recognition of a deferred ESOP benefit. Dividends on the preference stock and cash contributions from the Company are used to repay the ESOP note. The Company made cash contributions of approximately $1.4 million for 1996, $1.6 million for 1995, and $2.2 million for 1994. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($2.3 million in 1996 and 1995, and $2.4 million in 1994). As shares of preference stock are allocated to the accounts of participants in the ESOP, the Company recognizes compensation expense, and the amount of the deferred compensation benefit is amortized. The Company recognized compensation expense related to the 401(k) plans of $2.3 million in 1996, $2.3 million in 1995, and $1.8 million in 1994. Outstanding preferred and preference stock is generally callable, on notice of not less than 30 days, at stated prices plus accrued dividends.


M. Common Stock


Changes in the Number of Shares of DQE Common Stock Outstanding
-----------------------------------------------------------------------
                                         1996       1995       1994
                                     (Amounts in Thousands of Shares)
-----------------------------------------------------------------------
Outstanding as of January 1             77,556      78,459      79,518
Reissuance from treasury stock             157          83         116
Repurchase of common stock                (440)       (986)     (1,175)
-----------------------------------------------------------------------
 Outstanding as of December 31          77,273      77,556      78,459
=======================================================================

         The Company has continuously paid dividends on common stock since 1953 and in each of the last 10 years has increased its dividend paid per share. The Company's annualized dividends per share were $1.36, $1.28 and $1.17 at December 31, 1996, 1995 and 1994. During 1996, the Company paid a quarterly dividend of $0.32 per share on each of January 1, April 1, July 1 and October 1. The quarterly dividend declared in the fourth quarter of 1996 was increased from $0.32 to $0.34 per share payable January 1, 1997.

         Dividends may be paid on the Company's common stock to the extent permitted by law and as declared by its board of directors. However, payments of dividends on Duquesne's common stock may be restricted by Duquesne's obligations to holders of preferred and preference stock pursuant to Duquesne's Restated Articles of incorporation. No dividends or distributions may be made on Duquesne's common stock if Duquesne has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of common stockholder's equity to total capitalization is less than specified percentages. As all of Duquesne's common stock is owned by the Company, to the extent that Duquesne cannot pay common dividends, the Company may not be able to pay dividends to its common shareholders. No part of the retained earnings of the Company was restricted at December 31, 1996.

N. Employee
   Benefits

Retirement Plans
-------------------------------------------------------------------------------
         The Company maintains retirement plans to provide pensions for all eligible employees. Upon retirement, an employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. The Company's policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) but that does not exceed the maximum tax-deductible amount for the year. Pension costs charged to expense or construction were $11.9 million for 1996, $6.1 million for 1995, and $8.9 million for 1994.

Funded Status of the Retirement Plans and Amounts Recognized on the Consolidated Balance Sheet at December 31

-----------------------------------------------------------------------------------------------------------------------
                                                                                                  1996          1995
                                                                                       (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefits rendered to date:
Vested benefits                                                                                   $413,109    $378,344
Non-vested benefits                                                                                 22,551      19,110
------------------------------------------------------------------------------------------------------------------------
Accumulated benefits obligation based on compensation to date                                      435,660     397,454
Additional benefits based on estimated future salary levels                                         61,438      53,757
------------------------------------------------------------------------------------------------------------------------
Projected benefits obligation                                                                      497,098     451,211
Fair market value of plan assets                                                                   525,871     490,870
------------------------------------------------------------------------------------------------------------------------
Projected benefits obligation under plan assets                                                   $ 28,773    $ 39,659
========================================================================================================================
Unrecognized net gain                                                                             $128,382    $124,794
Unrecognized prior service cost                                                                    (43,790)    (37,535)
Unrecognized net transition liability                                                              (13,853)    (15,665)
Net pension liability per consolidated balance sheet                                               (41,966)    (31,935)
------------------------------------------------------------------------------------------------------------------------
  Total                                                                                           $ 28,773    $ 39,659
========================================================================================================================
Assumed rate of return on plan assets                                                                 8.25%       8.00%
------------------------------------------------------------------------------------------------------------------------
Discount rate used to determine projected benefits obligation                                         7.50%       7.00%
------------------------------------------------------------------------------------------------------------------------
Assumed change in compensation levels                                                                 5.25%       5.00%
------------------------------------------------------------------------------------------------------------------------

         Pension assets consist primarily of common stocks, United States obligations and corporate debt securities.


Components of Net Pension Cost

---------------------------------------------------------------------------------------------------------------
                                                                              1996        1995       1994
                                                                           (Amounts in Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------
Service cost (benefits earned during the year)                              $ 12,209    $  9,953    $ 12,482
Interest on projected benefits obligation                                     32,597      30,063      28,221
Return on plan assets                                                        (58,173)    (99,246)      1,967
Net amortization and deferrals                                                25,312      65,316     (33,783)
---------------------------------------------------------------------------------------------------------------
  Net Pension Cost                                                          $ 11,945    $  6,086    $  8,887
===============================================================================================================

Retirement Savings Plan and Other Benefit Options
-------------------------------------------------------------------------------
         The Company sponsors separate 401(k) retirement plans for its management and bargaining unit employees.

         The 401(k) Retirement Savings Plan for Management Employees provides that the Company will match employee contributions to a 401(k) account up to a maximum of 6 percent of an employee's eligible salary. The Company's match consists of a $0.25 base match per eligible contribution dollar and an additional $0.25 incentive match per eligible contribution dollar, if Board-approved targets are achieved. The 1996 incentive target for management was accomplished. The Company is funding its matching contributions to the 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See "Preferred and Preference Stock of Subsidiaries," Note L, on page 56.)

         The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that, beginning in 1995, the Company will match employee contributions to a 401(k) account up to a maximum of 4 percent of an employee's eligible salary. The Company's match consists of a $0.25 base match per eligible contribution dollar and an additional $0.25 incentive match per eligible contribution dollar, if certain targets are met. In 1996, these incentive targets were not met by the Company's union-represented employees.

         The Company's shareholders have approved a long-term incentive plan through which the Company may grant management employees options to purchase, during the years 1987 through 2006, up to a total of 7.5 million shares of the Company's common stock at prices equal to the fair market value of such stock on the dates the options were granted. At December 31, 1996, approximately 3.1 million of these shares were available for future grants.

         As of December 31, 1996, 1995 and 1994, active grants totaled 1,698,000; 2,159,000; and 2,118,000 shares. Exercise prices of these options ranged from $8.2084 to $30.875 at December 31, 1996, and from $8.2084 to $27.625 at December 31, 1995, and from $8.2084 to $23.0833 at December 31, 1994.
Expiration dates of these grants ranged from 1997 to 2006 at December 31, 1996; from 1997 to 2005 at December 31, 1995; and from 1997 to 2004 at December 31, 1994. As of December 31, 1996, 1995 and 1994, stock appreciation rights (SARs) had been granted in connection with 984,000; 1,202,000; and 1,190,000 of the options outstanding. During 1996, 715,000 SARs were exercised; 267,000 options were exercised at prices ranging from $8.2084 to $20.3334; and 150 options were cancelled. During 1995, 367,000 SARs were exercised; 133,000 options were exercised at prices ranging from $8.2084 to $21.6667; and 28,000 options were cancelled. During 1994, 1,254,000 SARs were exercised; 339,000 options were exercised at prices ranging from $8.2084 to $18.9167; and 80,000 options were cancelled. Of the active grants at December 31, 1996, 1995 and 1994, 668,000; 929,000; and 918,000 were not exercisable.

Other Post-Retirement Benefits
-------------------------------------------------------------------------------
         In addition to pension benefits, the Company provides certain health care benefits and life insurance for some retired employees. Substantially all of the Company's full-time employees may, upon attaining the age of 55 and meeting certain service requirements, become eligible for the same benefits available to retired employees. Participating retirees make contributions, which are adjusted annually, to the health care plan. The life insurance plan is non-contributory. Company-provided health care benefits terminate when covered individuals become eligible for Medicare benefits or reach age 65, whichever comes first. The Company funds actual expenditures for obligations under the plans on a "pay-as-you-go" basis. The Company has the right to modify or terminate the plans.

         The Company accrues the actuarially determined costs of the aforementioned post-retirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. The Company has elected to amortize the transition liability over 20 years.

Components of Post-Retirement Cost
----------------------------------------------------------------------------------------------
                                                                      1996              1995
                                                            (Amounts in Thousands of Dollars)
----------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)                     $1,182            $1,315
Interest cost on accumulated benefit obligation                       2,046             2,340
Amortization of the transition obligation over 20 years               1,700             1,700
Other                                                                  (812)             (582)
----------------------------------------------------------------------------------------------
 Total Post-Retirement Cost                                          $4,116            $4,773
==============================================================================================

         The accumulated post-retirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement.

Funded Status of Post-Retirement Plan at December 31

-----------------------------------------------------------------------------------------------------------------
                                                                                          1996             1995
                                                                                 (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------------
Actuarial present value of benefits:
 Retirees                                                                               $  8,840         $  7,359
 Fully eligible active plan participants                                                   3,829            3,187
 Other active plan participants                                                           26,352           21,935
-----------------------------------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation                                            39,021           32,481
Fair market value of plan assets                                                              --               --
-----------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation in excess of plan assets                                 $(39,021)        $(32,481)
=================================================================================================================
Unrecognized net actuarial gains                                                        $  2,874         $  8,427
Unrecognized net transition liability                                                    (27,198)         (28,898)
Post-retirement liability per consolidated balance sheet                                 (14,697)         (12,010)
-----------------------------------------------------------------------------------------------------------------
 Total                                                                                  $(39,021)        $(32,481)
=================================================================================================================
Discount rate used to determine projected benefit obligation                                7.50%            7.00%
-----------------------------------------------------------------------------------------------------------------
Health care cost trend rates:
 For year beginning January 1                                                               6.96%            8.80%
 Ultimate rate in the year 2000                                                             6.00%            5.50%
-----------------------------------------------------------------------------------------------------------------
Effect of a one percent increase in health care cost trend
 rates:
 On accumulated projected benefit obligation                                            $  2,920          $ 3,228
 On aggregate of annual service and interest costs                                      $    391          $   435
-----------------------------------------------------------------------------------------------------------------

O. Quarterly
   Financial
   Information
   (Unaudited)

Summary of Selected Quarterly Financial Data (Thousands of
Dollars, Except Per Share Amounts)
-------------------------------------------------------------------------------
[The quarterly data reflect seasonal weather variations in the utility's service territory.]

----------------------------------------------------------------------------------------------------------------------------------
1996                                                              First Quarter   Second Quarter    Third Quarter   Fourth Quarter
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (a)                                                 $300,518         $293,357         $335,430         $295,890
Operating Income (a)                                                     71,316           67,385          104,891           58,414
Net Income                                                               42,305           38,972           57,412           40,449
Earnings Per Share                                                         0.55             0.50             0.74             0.53
   High                                                                  31-1/2           28-7/8           28-3/4           30-3/8
   Low                                                                   27-1/2           25-3/4           27               27
==================================================================================================================================
1995                                                              First Quarter   Second Quarter    Third Quarter   Fourth Quarter
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (a)                                                 $298,277         $283,372         $347,264         $291,249
Operating Income (a)                                                     80,607           66,870          105,528           69,460
Net Income                                                               40,901           35,685           55,269           38,708
Earnings Per Share                                                         0.52             0.46             0.72             0.50
Stock Price:
  High                                                                   22-3/8            25              26-5/8           30-3/4
  Low                                                                    19-5/8            21-5/8          23-1/2           26-1/2
==================================================================================================================================

(a) Restated to conform with presentations adopted during 1996.