Form 10-Q
period 1997-06-30
DQE INC
filed 1997-08-14
CIK 846930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1997
                                       -------------

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from             to
                                       -----------    -----------

                             Commission File Number
                             ----------------------
                                    1-10290

                                   DQE, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                  25-1598483
       ------------                                ---------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                    Cherrington Corporate Center, Suite 100
         500 Cherrington Parkway, Coraopolis, Pennsylvania  15108-3184
         -------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:   (412) 262-4700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE Common Stock, no par value - 77,408,557 shares outstanding as of June 30, 1997 and 77,604,495 shares outstanding as of July 31, 1997.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                      DQE
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                (Thousands of Dollars, Except Per Share Amounts)
                                  (Unaudited)

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                               ----------------------------      ----------------------------
                                                   1997            1996              1997            1996
                                               ------------    ------------      ------------    ------------
Operating Revenues
  Sales of Electricity:
    Customers - net                                $250,522        $258,896          $514,540        $524,066
    Utilities                                         6,289          15,077            15,020          31,042
                                               ------------    ------------       -----------    ------------
  Total Sales of Electricity                        256,811         273,973           529,560         555,108
  Other                                              27,189          19,384            58,024          38,767
                                               ------------    ------------       -----------    ------------
    Total Operating Revenues                        284,000         293,357           587,584         593,875
                                               ------------    ------------       -----------    ------------

Operating Expenses
  Fuel and purchased power                           50,516          58,695           102,170         117,860
  Other operating                                    76,881          71,744           158,513         142,175
  Maintenance                                        22,551          18,864            40,300          39,368
  Depreciation and amortization                      58,546          55,827           113,720         112,808
  Taxes other than income taxes                      19,875          20,842            40,433          42,963
                                               ------------    ------------       -----------    ------------
    Total Operating Expenses                        228,369         225,972           455,136         455,174
                                               ------------    ------------       -----------    ------------

OPERATING INCOME                                     55,631          67,385           132,448         138,701
                                               ------------    ------------       -----------    ------------
OTHER INCOME                                         42,451          16,817            60,952          31,640
                                               ------------    ------------       -----------    ------------
INTEREST AND OTHER CHARGES                           29,029          26,673            57,709          52,376
                                               ------------    ------------       -----------    ------------
INCOME BEFORE INCOME TAXES                           69,053          57,529           135,691         117,965
INCOME TAXES                                         22,275          18,557            43,816          36,688
                                               ------------    ------------       -----------    ------------
NET INCOME                                         $ 46,778        $ 38,972          $ 91,875        $ 81,277
                                               ============    ============       ===========    ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  (Thousands of Shares)                              77,394          77,392            77,341          77,490
                                               ============    ============       ===========    ============

EARNINGS PER SHARE OF
  COMMON STOCK                                        $0.61           $0.50             $1.19           $1.05
                                               ============    ============       ===========    ============

DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK                               $0.34           $0.32             $0.68           $0.64
                                               ============    ============       ===========    ============

See notes to condensed consolidated financial statements.

                                      DQE
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                        June 30,            December 31,
                                                                          1997                 1996
                                                                    ----------------     ----------------
ASSETS
Current assets:
  Cash and temporary cash investments                                 $   344,144          $   410,978
  Receivables                                                             110,274              130,125
  Other current assets, principally materials and supplies                100,432               81,125
                                                                    ----------------     ----------------
      Total current assets                                                554,850              622,228
                                                                    ----------------     ----------------
Long-term investments:
  Affordable Housing                                                      146,855              150,270
  Leveraged leases                                                        325,648              134,133
  Other leases                                                             77,803               85,893
  Gas reserves                                                             74,213               79,916
  Other                                                                    76,518               68,477
                                                                    ----------------     ----------------
      Total long-term investments                                         701,037              518,689
                                                                    ----------------     ----------------
Property, plant and equipment                                           4,747,557            4,787,470
Less:  Accumulated depreciation and amortization                       (2,004,294)          (1,969,945)
                                                                    ----------------     ----------------
      Property, plant and equipment - net                               2,743,263            2,817,525
                                                                    ----------------     ----------------
Other non-current assets:
  Regulatory assets                                                       605,334              636,816
  Other                                                                    51,869               43,734
                                                                    ----------------     ----------------
      Total other non-current assets                                      657,203              680,550
                                                                    ----------------     ----------------
          TOTAL ASSETS                                                $ 4,656,353          $ 4,638,992
                                                                    ================     ================
LIABILITIES AND CAPITALIZATION
Current liabilities:
  Notes payable                                                       $    38,000          $       749
  Current maturities and sinking fund requirements                        140,252               72,831
  Accounts payable                                                         69,862               96,230
  Accrued liabilities                                                      25,252               58,044
  Dividends declared                                                       28,811               28,633
  Other                                                                     1,404                4,075
                                                                    ----------------     ----------------
      Total current liabilities                                           303,581              260,562
                                                                    ----------------     ----------------
Deferred income taxes - net                                               761,130              759,089
                                                                    ----------------     ----------------
Deferred investment tax credits                                           101,991              106,201
                                                                    ----------------     ----------------
Capital lease obligations                                                  22,768               28,407
                                                                    ----------------     ----------------
Deferred income                                                           174,913              189,293
                                                                    ----------------     ----------------
Other                                                                     278,476              240,763
                                                                    ----------------     ----------------
Commitments and contingencies (Note 4)
Capitalization:
  Long-term debt                                                        1,356,364            1,439,746
                                                                    ----------------     ----------------
  Preferred and preference stock of subsidiaries:
    Non-redeemable preferred stock                                        213,608              213,608
    Non-redeemable preference stock, Plan Series A                         29,195               28,997
                                                                    ----------------     ----------------
      Total preferred and preference stock before deferred
      employee stock ownership plan (ESOP) benefit                        242,803              242,605
    Deferred ESOP benefit                                                 (18,565)             (19,533)
                                                                    ----------------     ----------------
      Total preferred and preference stock of subsidiaries                224,238              223,072
                                                                    ----------------     ----------------
  Common shareholders' equity:
    Common stock - no par value (authorized - 187,500,000 shares;
     issued - 109,679,154 shares)                                         989,747              990,502
    Retained earnings                                                     816,890              777,607
    Less treasury stock (at cost) (32,270,597 and 32,406,135
      shares, respectively)                                              (373,745)            (376,250)
                                                                    ----------------     ----------------
      Total common shareholders' equity                                 1,432,892            1,391,859
                                                                    ----------------     ----------------
          Total capitalization                                          3,013,494            3,054,677
                                                                    ----------------     ----------------
          TOTAL LIABILITIES AND CAPITALIZATION                        $ 4,656,353          $ 4,638,992
                                                                    ================     ================

See notes to condensed consolidated financial statements.

                                      DQE
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)


                                                                            Six Months Ended
                                                                                 June 30,
                                                                      ----------------------------
                                                                         1997             1996
                                                                      -----------      -----------
Cash Flows From Operating Activities
  Operations                                                            $ 219,600         $195,457
  Changes in working capital other than cash                              (72,802)         (54,726)
  Other                                                                     3,810           (6,359)
                                                                      -----------      -----------
    Net Cash Provided By Operating Activities                             150,608          134,372
                                                                      -----------      -----------

Cash Flows From Investing Activities
  Capital expenditures                                                    (42,975)         (34,995)
  Proceeds from the sale of equity securities                              42,895              -
  Long-term investments - net                                            (192,088)         (27,741)
  Other                                                                       312           (1,728)
                                                                      -----------      -----------
    Net Cash Used in Investing Activities                                (191,856)         (64,464)
                                                                      -----------      -----------

Cash Flows From Financing Activities
  Increase in notes payable                                                38,000           19,519
  Issuance of preferred stock                                                 -            150,000
  Dividends on common stock                                               (52,592)         (49,555)
  Reductions of long term obligations - net                               (12,849)         (58,668)
  Repurchase of common stock                                                  -            (11,717)
  Other                                                                     1,855           (5,700)
                                                                      -----------      -----------
    Net Cash (Used in) Provided by Financing Activities                   (25,586)          43,879
                                                                      -----------      -----------

Net (decrease) increase in cash and temporary cash investments            (66,834)         113,787
Cash and temporary cash investments at beginning of period                410,978           24,767
                                                                      -----------      -----------
Cash and temporary cash investments at end of period                    $ 344,144         $138,554
                                                                      ===========      ===========

Non-Cash Investing Activities
  Equity funding obligations recorded                                   $  17,491         $ 16,716
                                                                      ===========      ===========

 On May 1, 1997, DQE exchanged its shares in Chester Engineers for shares of common stock which were subsequently sold at various dates through June 5, 1997.

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

     On August 7, 1997, the shareholders of the Company and Allegheny Power System (APS), approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of Allegheny Energy, Inc., which will be the combined company's name. Immediately following the merger, Duquesne, DE, DES, DQEnergy and Montauk will remain wholly owned subsidiaries of DQE. The transaction is intended to be accounted for as a pooling of interests. Under the terms of the transaction, the Company's shareholders will receive 1.12 shares of APS common stock for each share of the Company's common stock, and APS's dividend in effect at the time of the closing of the merger. The transaction is expected to close in the first half of 1998, subject to approval of applicable regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the SEC, the FERC and the Nuclear Regulatory Commission. Further details about the proposed merger are provided in the Company's report on Form 8-K, filed with the SEC on April 10, 1997, and the Joint Proxy Statement/Prospectus of the Company and APS, dated June 25, 1997, which has been distributed to the Company's shareholders. Unless otherwise indicated, all information presented in this Form 10-Q relates to the Company only and does not take into account the proposed merger between the Company and APS.

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

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

     The Company's long-term investments include certain investments in marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding losses on investments at June 30, 1997, and December 31, 1996, are $4.6 million and $4.4 million, respectively ($2.7 million and $2.6 million net of tax, respectively).

     Through the Energy Cost Rate Adjustment Clause (ECR), the Company recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Under the Company's mitigation plan approved by the PUC in June 1996, the level of energy cost recovery is capped at 1.47 cents per kilowatt-hour (KWH) through May 2001. To the extent that projections do not support recovery of previously deferred costs through this pricing mechanism, these costs would become transition costs subject to recovery through a competitive transition charge (CTC). (See "Customer Choice Act" discussion, Note 3, on page 7.)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) was issued in June 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 also requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 will be effective for fiscal years beginning after December 15, 1997.

     Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131) was also issued in June 1997. SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about such enterprises' products and services, geographic areas of operation and major customers. SFAS No. 131 requires that the Company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires that the Company report descriptive information about how the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in its general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 will be effective for financial statements for periods beginning after December 15, 1997.


2.   RECEIVABLES

     The components of receivables for the periods indicated are as follows:

                                                            June 30,       June 30,         December 31,
                                                              1997           1996               1996
                                                               (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------

Electric customer accounts receivable                         $ 88,314           $105,199            $ 92,475
Other utility receivables                                       15,738             14,611              22,402
Other receivables                                               26,324             31,396              33,936
Less:  Allowance for uncollectible accounts                    (20,102)           (21,338)            (18,688)
-------------------------------------------------------------------------------------------------------------
     Total Receivables                                        $110,274           $129,868            $130,125
=============================================================================================================

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50.0 million of accounts receivable. At June 30, 1997, and December 31, 1996, the Company had not sold any receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1998, is one of many sources of funds available to the Company. The Company may attempt to extend the agreement, replace it with a similar facility, or eliminate the agreement, upon expiration.


3.   RATE MATTERS

Customer Choice Act

     Under the Electricity Generation Customer Choice and Competition Act (Customer Choice Act), which went into effect on January 1, 1997, Pennsylvania has become a leader in customer choice. The Customer Choice Act will enable Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Electric utility restructuring will be accomplished through a two-stage process consisting of a pilot period (running through 1998) and a phase-in period (1999 through 2001). Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the price they currently charge customers. The PUC will determine what portion of a utility's remaining transition costs will be recoverable from customers through a CTC. This charge will be paid by consumers who choose alternative generation suppliers as well as customers who choose their franchised utility. The CTC could last as long as 2005, providing a utility a total of up to nine years to recover transition costs, unless extended as part of a utility's PUC-approved transition plan. An overall four-and-one-half year price cap will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of prices as long as transition costs are being recovered, with certain exceptions. If a utility ultimately is unable to recover its transition costs within the pricing structure and timeframe approved by the PUC, such stranded costs will be written off. On August 1, 1997, Duquesne filed its restructuring Plan with the PUC, setting forth its plan to enable customers to choose their electric generation supplier (Restructuring Plan).

Regulatory Assets and Emerging Issues Task Force

     As a result of the application of SFAS No. 71, the Company records regulatory assets on its consolidated balance sheet. The regulatory assets represent probable future revenue to the Company because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

     A company's electric utility operations or a portion of such operations could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations. (See "Customer Choice Act" discussion on page 7.) Members of the Emerging Issues Task Force of the Financial Accounting Standards Board (the "Task Force") have discussed issues related to the impact of changes in the regulatory environment for electric utilities. These changes have resulted from initiatives which are intended to ultimately change the pricing of the generation of electricity (but not of its transmission or distribution) to competitive pricing. Although the arrangements vary from state to state, the regulators are expected to provide (or are providing, such as in the Customer Choice Act) for a transition period for the generation of electricity from a fully regulated to a competitive environment. During these transition periods, mechanisms are being provided for a utility to recover certain assets and transition costs prior to (and, in some cases, subsequent to) the change to competition, while at the same time the price of electricity generated after the change to competition will be based on market rates. During this transition period and thereafter, for the foreseeable future, the transmission and distribution portions of a utility's operations are expected to continue to be cost of service based rate regulated.

     The Task Force has determined that once a transition plan has been approved, application of SFAS No. 71 to the generation portion of a utility must be discontinued and replaced by the application of Statement of Financial Accounting Standards No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101). The consensus reached by the Task Force provides further guidance that the regulatory assets and liabilities of the generation portion of a utility to which SFAS No. 101 is being applied should be determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Under the Customer Choice Act the Company believes that its generation-related regulatory assets will be recovered through a CTC collected in connection with providing transmission and distribution services and the Company will continue to apply SFAS No. 71. Fixed assets related to the generation portion of a utility will be evaluated on the cash flows provided by the CTC, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). The Company believes that all of its regulatory assets continue to satisfy the SFAS No. 71 criteria in light of the transition to competitive generation under the Customer Choice Act and the ability to recover these regulatory assets through a CTC. Once any portion of the Company's electric utility operations is deemed to no longer meet the SFAS No. 71 criteria, or is not recovered through a CTC, the Company will be required to write off any above-market cost assets, the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements. Any such write off of assets could be material to the financial position of the Company.

     The Company's regulatory assets related to generation, transmission, and distribution as of June 30, 1997, were $468.3 million, $39.2 million and $97.8 million, respectively. The components of all regulatory assets for the periods presented are as follows:

                                                          June 30,         December 31,
                                                            1997              1996
                                                        (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------
Regulatory tax receivable                                   $370,420            $394,131
Unamortized debt costs (a)                                    90,586              93,299
Deferred rate synchronization costs                           39,339              41,446
Beaver Valley Unit 2 sale/leaseback premium (b)               29,306              30,059
Deferred employee costs (c)                                   27,970              29,589
Deferred nuclear maintenance outage costs                      4,988              13,462
Deferred coal costs (see below)                               13,860              12,191
DOE decontamination and decommissioning receivable             9,315               9,779
Other                                                         19,550              12,860
-----------------------------------------------------------------------------------------
 Total Regulatory Assets                                    $605,334            $636,816
=========================================================================================

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

    In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard. The Company has exercised options to extend the coal cost standard through March 2000. The unrecovered cost of Bruce Mansfield coal was $11.3 million and $9.6 million at June 30, 1997 and December 31, 1996. The unrecovered cost of the remainder of the system-wide coal was $2.6 million at June 30, 1997 and December 31, 1996. The Company believes that all deferred coal costs will be recovered.


Property Held for Future Use

     In 1986, the PUC approved the Company's request to remove Phillips Power Station (Phillips) and a portion of Brunot Island (BI) from service and from rate base. In accordance with the Company's Mitigation Plan, 112 megawatts related to BI Units 2a and 2b were moved from property held for future use to electric plant in service in 1996. The Company expects to recover its investment in BI Units 3 and 4, which remain in property held for future use through future electricity sales. The Company believes its investment in BI will be necessary in order to meet future business needs. Reliability enhancements at BI are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. The

Company is analyzing the effects of customer choice on its future generating requirements. The Company is seeking recovery of its investment and associated costs of Phillips through a CTC. In the event that market demand, transmission access or rate recovery do not support the utilization of these plants, the Company may have to write off part or all of these investments and associated costs. At June 30, 1997, the Company's net of tax investment in Phillips and BI held for future use was $51.6 million and $18.3 million.


4.   COMMITMENTS AND CONTINGENCIES

Construction

     The Company estimates that it will spend, excluding the Allowance for Funds Used During Construction and nuclear fuel, approximately $110 million for electric utility construction during 1997. This estimate also excludes any potential expenditures for reliability enhancements to the BI combustion turbines.


Nuclear-Related Matters

     The Company has an ownership or leasehold interest in three nuclear units, two of which it operates. The operation of a nuclear facility involves special risks, potential liabilities, and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

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

     Based on site-specific studies finalized in 1997 for BV Unit 1, BV Unit 2 and Perry Unit 1, the Company's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, is $170 million, $55 million and $90 million, respectively. The amount currently being used to determine the Company's cost of service related to decommissioning all three nuclear units is $224 million.

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

The annual contributions to the decommissioning funds are approximately $9 million.

     Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and may be invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. Trust fund earnings increase the fund balances and the related recorded liability. The market value of the aggregate trust fund balances at June 30, 1997, totaled approximately $40.3 million.

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

     In addition, the Company participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power during an unscheduled outage resulting from an insured accident at a nuclear unit. Subject to the policy deductible, terms and limit, the coverage provides for a weekly indemnity of the estimated incremental costs during the three-year period starting 21 weeks after an accident, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, the Company could be assessed retrospective premiums totaling a maximum of $3.5 million.

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

     On January 31, 1997, the Company joined 35 other electric utilities in filing a suit in the U.S. Court of Appeals for the District of Columbia against the DOE. On March 19, 1997, a similar suit filed by 46 states, state agencies and regulatory commissions was consolidated with the utilities' suit. The suits request that the court suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE has requested that the court delay the litigation while it pursues alternative dispute resolution under the terms of its contracts with the utilities, which could delay the fulfillment by the DOE of its obligations to accept spent nuclear fuel. Significant additional expenditures for the storage of spent nuclear fuel at BV Unit 2 and Perry Unit 1 could be required if the DOE does not fulfill its obligation to accept spent nuclear fuel.

     Uranium Enrichment Decontamination and Decommissioning. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At June 30, 1997, the Company's liability for contributions was approximately $9.3 million (subject to an inflation adjustment). Contributions, when made, are currently recovered from electric utility customers through the ECR.

Fossil Decommissioning

     In Pennsylvania, current ratemaking does not allow utilities to recover future decommissioning costs through depreciation charges during the operating life of fossil-fired generating stations. This amount for fossil decommissioning is currently estimated to be $130 million for 17 units at six sites. Each unit is expected to be decommissioned upon the cessation of the final unit's operations. The Company has submitted these estimates to the PUC, and is seeking to recover these costs as part of its Restructuring Plan.


Guarantees

     The Company and the other owners of Bruce Mansfield have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At June 30, 1997, the Company's share of these guarantees was $16.0 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by the Company solely in relation to these obligations are $18.4 million at June 30, 1997.

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


Residual Waste Management Regulations

     In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. The Company is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Capital costs of $2.5 million were incurred by the Company in 1996 to comply with these DEP regulations. Based on information currently available, an additional $2.8 million will be spent in 1997. The additional capital cost of compliance through the year 2000 is estimated, based on current information, to be $17 million. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.


Environmental Matters

     Various federal and state authorities regulate the Company with respect to air and water quality and other environmental matters. The Company believes it is in current compliance with all material applicable environmental regulations.

          On July 18, 1997, the Environmental Protection Agency announced new national ambient air quality standards for ozone and fine particulate matter.
To allow each state time to determine what areas may not meet the standards and to adopt control strategies to achieve compliance, the ozone standards will not be implemented until 2004, and the fine particulate matter standards will not be implemented until 2007 or later. Because appropriate state ambient air monitoring and implementation plans have not been developed, the costs of compliance with these new standards cannot be determined by the Company at this time.

Employees

     In November 1996, the Company reached an agreement on a three-year contract extension through September 30, 2001, with the International Brotherhood of Electrical Workers, which represents approximately 2,000 of the Company's employees. The contract extension provides, among other things, for a three-year 3% annual wage increase, employment security and income protection, and an early retirement program for certain employees.


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

     On August 7, 1997, the shareholders of the Company and Allegheny Power System, Inc. (APS), approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, the Company will be a wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy), which will be the combined company's name. Immediately following the merger, Duquesne, DE, DES, DQEnergy and Montauk will remain wholly owned subsidiaries of the Company. The transaction is expected to close in the first half of 1998, subject to approval of applicable regulatory agencies. (See "Proposed Merger" discussion on page 20.)

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

     The Electricity Generation Customer Choice and Competition Act (Customer Choice Act) went into effect in Pennsylvania on January 1, 1997. This legislation provides for a gradual deregulation of the generation of electricity, while maintaining regulation of the transmission and distribution of electricity and related services to customers. On August 1, 1997, Duquesne filed its restructuring plan with the PUC, setting forth its plan to enable customers to choose their electric generation supplier. (See "Competition" discussion on page 21.)

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

     A company's electric utility operations or a portion of such operations could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations described above. (See "Competition" discussion on page 21.)
Members of the Emerging Issues Task Force of the Financial Accounting Standards Board (the "Task Force") have discussed issues related to the impact of changes in the regulatory environment for electric utilities. Although the arrangements vary from state to state, the regulators are expected to provide (or are providing, such as in the Customer Choice Act) for a transition period for the generation of electricity from a fully regulated to a competitive environment. During these transition periods, mechanisms are being provided for a utility to recover certain assets and transition costs prior to (and, in some cases, subsequent to) the change to competition, while at the same time the price of electricity generated after the change to competition will be based on market rates. The Task Force has determined that once a transition plan has been approved, application of SFAS No. 71 to the generation portion of a utility must be discontinued and replaced by the application of Statement of Financial Accounting Standards No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101). The consensus reached by the Task Force provides further guidance that the regulatory assets and liabilities of the generation portion of a utility to which SFAS No. 101 is being applied should be determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Under the Customer Choice Act the Company believes that its generation-related regulatory assets will be recovered through a CTC collected in connection with providing transmission and distribution services and the Company will continue to apply SFAS No. 71. Fixed assets related to the generation portion of a utility will be evaluated on the cash flows provided by the CTC, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121).

The Company believes that all of its regulatory assets continue to satisfy the SFAS No. 71 criteria in light of the transition to competitive generation under the Customer Choice Act and the ability to recover these regulatory assets through a CTC. Once any portion of the Company's electric utility operations is deemed to no longer meet the SFAS No. 71 criteria, or is not recovered through a CTC, the Company will be required to write off any above-market cost assets, the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements. Any such write off of assets could be material to the financial position of the Company.


Results of Operations
--------------------------------------------------------------------------------

Sales of Electricity to Customers

     The decrease in the second quarter of 1997 total operating revenues was $9.4 million or 3.2 percent, as compared to the second quarter of 1996. Total operating revenues decreased $6.3 million or 1.1 percent, when comparing the six months ended June 30, 1997, to the six months ended June 30, 1996. Operating revenues are primarily derived from the Company's sales of electricity. The PUC authorizes rates for electricity sales which are cost-based and are designed to recover the Company's operating expense and investment in electric utility assets and to provide a return on the investment. (See "Regulation" and "Competition" discussions on pages 16 and 21.)

     Sales to residential and commercial customers are strongly influenced by weather conditions. Warmer summer and cooler winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional economic development. Customer revenues fluctuate as a result of changes in sales volume and changes in fuel and other energy costs.


Net Customer Revenues

  Net customer revenues, reflected on the statement of consolidated income, decreased $8.4 million or 3.2 percent in the second quarter of 1997, as compared to the same period in 1996. The variance can be attributed primarily to decreased residential and commercial customer kilowatt-hour (KWH) sales of 6.2 percent and 3.9 percent, respectively, due to mild second quarter 1997 temperatures, as compared to 1996, resulting in decreased revenues of $5.1 million and $4.9 million, respectively. Due to the mild temperatures, fuel volume was down from the second quarter of 1996 by 12.1 percent. Industrial sales increased 10.4 percent as compared to the second quarter of 1996 resulting in increased industrial revenues of $1.7 million, primarily due to a major customer's expansion, outages experienced by that customer in the second quarter of 1996, and significant electricity consumed by a new customer. The remainder of the increase in electric demand is the result of improved business for other industrial customers.

  In the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, net customer revenues decreased $9.5 million or 1.8 percent. Reduced residential customer KWH sales of 4.1 percent due to mild temperatures, as compared to 1996, resulted in a $6.2 million decrease in residential customer revenues. Due to the mild temperatures, fuel volume was down from the first six months of 1996 by 10.3 percent. Industrial sales for the six months ended June 30, 1997, increased 5.9 percent, as compared to the six months ended June 30, 1996 resulting in a $2.1 million increase in industrial revenues. The increase is the result of improved business for several of the Company's largest industrial customers.

Sales to Other Utilities

  Short-term sales to other utilities are regulated by the FERC and are made at market rates. Fluctuations in electricity sales to other utilities are related to the Company's customer energy requirements, the energy market and transmission conditions, and the availability of the Company's generating stations. The Company's electricity sales to other utilities in the second quarter of 1997 were $8.8 million less than in the second quarter of 1996. In a comparison of the six months ended June 30, 1997, to the six months ended June 30, 1996, sales to other utilities decreased $16.0 million. The fluctuations were due to a decline in demand from other utilities and reduced availability as a result of the sale of the Company's 50 percent interest in the Ft. Martin
Power Station (Ft. Martin).   Future levels of short-term sales to other
utilities will be affected by the possible sale of other generating stations, market rates, and by the outcome of the Company's FERC filings requesting firm transmission access. (See "Outlook" discussion on page 20.)

Other Operating Revenues

  Other operating revenues include the Company's non-KWH utility revenues and revenues from market-based operating activities. The other operating revenue increases of $7.8 million or 40.3 percent when comparing the second quarter of 1997 and 1996 and $19.3 million or 49.7 percent when comparing the six months ended June 30, 1997, to the six months ended June 30, 1996, are primarily due to revenues of an investment made in the fourth quarter of 1996. These increases were partially offset by reduced revenues attributable to the sale of Chester Engineers, Inc. (Chester) in the second quarter of 1997.


Operating Expenses

  Fluctuations in fuel and purchased power expense generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold, and generating station availability. Because of the Energy Cost Rate Adjustment Clause (ECR), changes in fuel and purchased power costs did not impact earnings in the second quarter of 1997 and 1996 or in the six months ended June 30, 1997 and 1996.

  Fuel and purchased power expense decreased $8.2 million or 13.9 percent in the second quarter of 1997, as compared to the second quarter of 1996, and decreased $15.7 million or 13.3 percent for the six months ended June 30, 1997, as compared to the same period in 1996. These decreases in purchased power and fossil fuel volume were the result of reduced residential and commercial consumption due to mild 1997 temperatures. These decreases were partially offset by increased fuel prices and purchased power prices.

  Other operating expense increased $5.1 million or 7.1 percent when comparing the second quarter of 1997 and 1996, and increased $16.3 million or 11.5 percent when comparing the first six months of 1997 and 1996. The increases were primarily the result of operating costs associated with an investment made in the fourth quarter of 1996.

  In comparing the second quarter of 1997 to the second quarter of 1996, maintenance expense increased $3.7 million or 19.5 percent. During the second quarter of 1997 there were approximately 75 percent more generating station outage-days than in the second quarter of 1996. In the first six months of 1997 compared to the first six months of 1996, maintenance expense increased $0.9 million or 2.4 percent. There were approximately 12 percent more generating station outage-days in the first six months of 1997 than in the same period in 1996.

  In the second quarter of 1997, depreciation and amortization expense increased $2.7 million or 4.9 percent as compared to the second quarter of 1996. There was a $0.9 million or 0.8 percent increase in the six months ended June 30, 1997, when compared to the same period in 1996. The increases are the result of increased nuclear fixed cost recovery in the second quarter of 1997, as well as increased funding of the nuclear decommissioning trust, in accordance with the PUC-approved

Ft. Martin sale. The increase is partially offset due to the full recovery of Perry Unit 2 abandonment costs during the third quarter of 1996.


Other Income

  Comparing the second quarter of 1997 to the second quarter of 1996 and the six months ended June 30, 1997, to the six months ended June 30, 1996, increases of $25.6 million and $29.3 million in other income were partially the result of the sale of Chester. A gain of approximately $13.0 million net of costs of the sale and reserves for contingencies was realized on the sale in the second quarter of 1997. The remaining increase was the result of additional interest income recognized from a higher level of short-term investments and long-term investment income.


Interest and Other Charges

  There was an increase of $2.4 million or 8.8 percent in interest and other charges during the second quarter of 1997 as compared to the second quarter of 1996. In comparing the six months ended June 30, 1997, with the six months ended June 30, 1996, there was a $5.3 million or 10.2 percent increase in interest and other charges. The reason for the increases was primarily the result of paying two full quarters of dividends in 1997 related to Monthly Income Preferred Securities (MIPS) issued in May 1996.


Income Taxes

  Income taxes increased in the second quarter of 1997 and the first six months of 1997 as compared to the same periods in 1996 by $3.7 million and $7.1 million. The 20.0 and 19.4 percent increases in income taxes can be attributed to increased taxable income primarily due to the gain on the sale of Chester which was recognized in the second quarter of 1997.


Liquidity and Capital Resources
--------------------------------------------------------------------------------

Financing

     The Company expects to meet its current obligations and debt maturities through the year 2001 with funds generated from operations and through new financings. At June 30, 1997, the Company was in compliance with all of its debt covenants.

     Mortgage bonds in the amounts of $50 million, $35 million and $35 million will mature in November 1997, February 1998 and June 1998, respectively. The Company expects to retire these bonds with available cash or to refinance the bonds.

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50.0 million of accounts receivable. During the second quarter, the $50.0 million accounts receivable sale arrangement was extended through June 1998. The Company may attempt to extend the agreement, or replace it with a similar facility, or eliminate the agreement, upon expiration.

     At June 30, 1997, the Company had a $150 million revolving credit facility expiring in October 1997. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. The credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. At June 30, 1997, there were $38.0 million in borrowings outstanding. The weighted average interest rate applied to such borrowings was 6.1 percent. At June 30, 1996, there were no short-term borrowings outstanding.


Investing
--------------------------------------------------------------------------------

     The Company has made market-driven long-term investments in the following areas: leases; affordable housing; gas reserves; real estate; energy facility development, operation and maintenance; engineering services; and other investments. Investing activities during the first six months of 1997 included approximately $167.7 million in lease investments, $10.6 million in affordable housing investments, $3.0 million in natural gas reserve partnerships and the remaining $14.1 million in other investments. During the first six months of 1996, the Company invested approximately $38.0 million in lease investments, $8.6 million in affordable housing investments and $10.4 million in natural gas reserve partnerships. During the first six months of 1997, the Company also had long-term sales primarily of gas reserve partnerships totaling $3.3 million. The Company had long-term sales primarily of leveraged lease investments totaling $17.4 million during the first six months of 1996.

     On May 1, 1997, the Company completed the sale of Chester in accordance with the terms of a sale agreement entered into on March 18, 1997. Pursuant to this transaction, the Company received shares of common stock, all of which have since been sold for aggregate proceeds of approximately $44 million.

     On May 28, 1997, the Company acquired 9.2 percent of the common stock of SatCon Technology Corporation (SatCon) for $5 million. The shares were acquired as a long-term investment and as part of the formation of a strategic partnership between DE and SatCon to commercialize flywheel energy storage system technology for stationary power applications.


Outlook
--------------------------------------------------------------------------------

Proposed Merger

     On August 1, 1997, the Company, Duquesne and APS filed applications outlining their restructuring and merger plans with the FERC, the PUC and the Maryland Public Service Commission, asking the necessary approvals to form Allegheny Energy. Also on August 1, 1997, Duquesne filed an application with the NRC for approval of the indirect transfer of licenses from Duquesne to Allegheny Energy. Additional filings related to the merger will be made with other federal agencies, including the SEC, the Department of Justice and the Federal Trade Commission. Affiliated interest filings related to restructuring will be made by APS with the Virginia State Corporation Commission and the Public Service Commission of West Virginia. The Company cannot predict the outcome of any of these filings.

     On August 7, 1997, the shareholders of the Company and APS approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of Allegheny Energy. Immediately following the merger, Duquesne, DE, DES, DQEnergy and Montauk will remain wholly owned subsidiaries of DQE. The transaction is intended to be accounted for as a pooling of interests. Under the terms of the transaction, the Company's shareholders will receive 1.12 shares of APS common stock for each share of the Company's common stock, and APS's dividend in effect at the time of the closing of the merger. The transaction is expected to close in the first half of 1998, subject to approval of applicable regulatory agencies as discussed above. Further details about the proposed merger are provided in the Company's report on Form 8-K, filed with the SEC on April 10, 1997, and the Joint Proxy Statement/Prospectus of the Company and APS, dated June 25, 1997, which has been distributed to the Company's shareholders. Unless otherwise indicated, all information presented in this Form 10-Q relates to the Company only and does not take into account the proposed merger between the Company and APS.


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

     Under the Customer Choice Act, which went into effect on January 1, 1997, Pennsylvania has become a leader in customer choice. The Customer Choice Act will enable Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Electric utility restructuring will be accomplished through a two-stage process consisting of a pilot period (running through 1998) and a phase-in period (1999 through 2001). The pilot period will give utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. Duquesne filed a pilot program with the PUC on February 27, 1997, which proposed unbundling transmission, distribution, electricity and competitive transition charges and offered participating customers the same options that were to be available in a competitive generation market. The pilot program was designed to comprise approximately 5 percent of Duquesne's residential, commercial and industrial demand. Customers participating in the pilot were to have two basic options. First, customers could choose to continue taking bundled service from Duquesne under approved tariffs. Second, customers could choose unbundled service with their electricity provided by an alternative electric generation supplier. All customers choosing unbundled electric service were to be subject to unbundled distribution charges approved by the PUC and unbundled transmission charges pursuant to Duquesne's FERC-approved tariff. Each customer electing unbundled service also would be required to pay a non-bypassable access fee (competitive transition charge or CTC) that would provide Duquesne with a reasonable opportunity to recover transition costs during the period and subject to the generation cap discussed below. On May 9, 1997, the PUC issued a Preliminary Opinion and Order approving the Company's filing in part, and requiring certain revisions. On May 22, 1997, the Company submitted comments on the PUC's preliminary order. The Company and other utilities have objected to several features of the PUC's preliminary order. The PUC anticipates issuing a final order on August 28, 1997, and a revised pilot program must be filed within 30 days of such order. The revised pilot program is now expected to begin in December 1997.

     The phase-in to competition begins on January 1, 1999, when 33 percent of consumers will have customer choice (including consumers covered by the pilot program); 66 percent of consumers will have customer choice by January 1, 2000; and all consumers will have customer choice by January 1, 2001. Although the Customer Choice Act will give customers their choice of electric generation suppliers, delivery of the electricity from the generation supplier to the customer will remain the responsibility of the existing franchised utility. Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the current manner. Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the price they currently charge customers. The PUC will determine what portion of a utility's remaining transition costs will be recoverable from customers through a CTC. This charge will be paid by consumers who choose alternative generation suppliers as well as customers who choose their franchised utility. The CTC could last as long as 2005, providing a utility a total of up to nine years to recover transition costs, unless extended as part of a utility's PUC-approved transition plan. An overall four-and-one-half year price cap will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of prices as long as transition costs are being recovered, with certain exceptions. If a utility ultimately is unable to recover its transition costs within the pricing structure and timeframe approved by the PUC, such stranded costs will be written off.

     On August 1, 1997, Duquesne filed its restructuring plan (the Restructuring
Plan) with the PUC. The Company anticipates a decision by the PUC on or before April 30, 1998. The Restructuring Plan uses a market-based valuation of generation to determine stranded costs. During each year of the transition period, Duquesne will conduct a competitive solicitation to sell a substantial block of generation with the resulting market values used to determine each year's CTC. The CTCs paid by customers will therefore be known and measurable, as required by the Customer Choice Act. Duquesne also proposes a valuation to determine the final market value of its generation assets as of December 31, 2005. This valuation will be performed in mid-2003 by an independent board of experts and based on the best available market evidence. The valuation may be triggered prior to 2003 if market prices rise to specified levels, or if the minimum depreciation and amortization commitment is reached, thereby ensuring that there will be no over-recovery of stranded costs.

     The Company is committed to a minimum of $1.7 billion in depreciation and amortization during the transition period while maintaining rates capped at current levels. In addition, if revenues exceed expectations or additional cost savings are available, the Company has established a return on equity "spillover" mechanism that will ensure that the related revenues are used to further mitigate stranded costs. Finally, the Restructuring Plan redesigns rates to encourage more efficient electricity consumption and to provide for additional stranded cost mitigation. The Company has long encouraged economic development. Customers will have the opportunity to benefit from a reduction in the cost of electricity for incremental consumption. This rate redesign will be combined with the CTC mechanism to increase the potential to maximize mitigation of stranded costs during the transition period.

     Any estimate of the ultimate level of transition costs depends on, among other things, the extent to which such costs are deemed recoverable by the PUC, the ongoing level of Duquesne's costs of operations, regional and national economic conditions, and growth of Duquesne's sales. The Company believes, based upon prior rulings of the PUC, that it is entitled to recover substantially all of its transition costs, but cannot predict the outcome of this regulatory process. In the event the PUC rules that any or all of these transition costs cannot be recovered through a CTC mechanism or the Company fails to satisfy the requirements of SFAS No. 71, these stranded costs will be written off. (See "Regulation" discussion on page 16.) As the Company has substantial exposure to transition costs relative to its size, significant stranded cost write-offs could have a materially adverse effect on the Company's financial position, results of operations and cash flows. Various financial covenants and restrictions could be violated if substantial write-off of assets or recognition of liabilities occurs.

    In addition to the Restructuring Plan, on August 1, 1997, the Company and APS filed their joint merger application with the FERC (the FERC Filing). Pursuant to the FERC Filing, the Company and APS have committed to forming or joining an independent system operator (ISO) which meets their requirements following the merger. In addition, the Company and APS have stated in the FERC Filing that following the merger Allegheny Energy's market share will not violate the market power conditions and requirements set by the FERC.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Currently not applicable.

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

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     In September 1995, the Company commenced arbitration against Cleveland Electric Illuminating Company (CEI), seeking damages, termination of the Operating Agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake, and the concealment by CEI of material information. In October 1995, CEI commenced an action against the Company in the Court of Common Pleas, Lake County, Ohio seeking to enjoin the Company from taking any action to effect a partition on the basis of a waiver of partition covenant contained in the deed to the land underlying Eastlake. CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of Eastlake. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Since April 1997, the parties have been engaged in settlement discussions.


Item 2.  Changes in Securities

     On July 30, 1997, DQE filed a Registration Statement on Form S-4 with the SEC to begin the registration process for 1,000,000 shares of Series A Preferred Stock, no par value. The issuance of Series A Preferred Stock was authorized by a resolution of the DQE Board of Directors (the DQE Board) on July 29, 1997. As of August 13, 1997, no shares of Series A Preferred Stock had ever been issued or were outstanding.

     When issued, the Series A Preferred Stock will rank senior to the Common Stock of DQE as to the payment of dividends and as to the distribution of assets on liquidations, dissolution or winding-up of DQE. The holders of Series A Preferred Stock will be entitled to vote on all matters submitted to a vote of the holders of Common Stock, voting together with the holders of Common Stock as a single class. Each share of Series A Preferred Stock will be entitled to three votes. Shares of Series A Preferred Stock are mandatorily redeemable at the beginning of the first month following the sixth anniversary of issuance; the redemption price is $100 per share, plus all accrued and unpaid dividends.


Item 4.  Submission of Matters to a Vote of Security Holders.

a.   On August 7, 1997, DQE held its 1997 Annual Meeting of Stockholders.

b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement dated June 25, 1997, and all nominees were elected.

c.   Five proposals were submitted to stockholders for a vote at the Annual
     Meeting.

     Proposal 1 was the adoption of the Agreement and Plan of Merger among DQE, APS and AYP Sub, Inc. ("Merger Sub"), pursuant to which Merger Sub (to be formed as a wholly-owned subsidiary of APS) will be merged with and into DQE and DQE will become a wholly-owned subsidiary of APS, and to approve the transactions provided for therein. The vote on this proposal was as follows:

     For 59,831,134    Against 664,644    Abstain 582,226
         ----------            -------            -------

                       Broker Non-Votes 9,134,899
                                        ---------

     Proposal 2 was to amend the Restated Articles of Incorporation of DQE to make (S)(S) 2541-2548 of the Pennsylvania Business Corporation Law inapplicable to DQE. The vote on this proposal was as follows:

     For 59,424,341    Against 741,998    Abstain 971,617
         ----------            -------            -------

                       Broker Non-Votes 9,076,640
                                        ---------

     Proposal 3 was the election of four directors to the Board of Directors to serve until the 2000 Annual Meeting and until their respective successors have been chosen and qualified. The vote on this proposal was as follows:

                                                  Broker
Nominee                   For         Withheld   Non-Votes
-------                   ---         ---------  ---------

     Daniel Berg          66,002,126  1,012,986  3,150,597
                          ----------  ---------  ---------
     Robert P. Bozzone    66,232,509  1,012,986  3,127,736
                          ----------  ---------  ---------
     William H. Knoell    65,881,942  1,012,986  3,180,284
                          ----------  ---------  ---------
     Thomas J. Murrin     66,026,503  1,012,986  3,137,859
                          ----------  ---------  ---------

     The following Directors terms continue after the Annual Meeting of
     Stockholders: until 1998 - Doreen E. Boyce, David D. Marshall and Robert Mehrabian; until 1999 - Sigo Falk and Eric W. Springer.

     Proposal 4 was the ratification of the appointment, by the Board of Directors, of Deloitte & Touche LLP as independent public accountants to audit the books of the Company for the year ending December 31, 1997. The vote on this proposal was as follows:

     For 65,869,517    Against 536,818    Abstain 614,325
         ----------            -------            -------

                       Broker Non-Votes 3,151,643
                                        ---------

     Proposal 5 was a proposal from a stockholder to cause the Board of Directors to take action to consider amending the DQE Restated Articles of Incorporation to eliminate three year Director terms and set a one year Director term. The vote on this proposal was as follows:

     For 20,967,331    Against 37,195,404    Abstain 2,904,360
         ----------            ----------            ---------

                       Broker Non-Votes 9,143,087
                                        ---------

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:

EXHIBIT 10.1 -  Securities Purchase Agreement, dated as of May 28, 1997, among
                SatCon, Beacon Power Corporation and DE (included as Exhibit A to DE's Schedule 13D filed with the SEC on June 9, 1997, and incorporated herein by reference).

EXHIBIT 27.1 -  Financial Data Schedule

b. A Current Report on Form 8-K was filed July 28, 1997, to report the Company's issuance of its earnings release for the quarter ended June 30, 1997. The release included the Company's (i) unaudited statement of income for the three months ended June 30, 1997 and 1996, the six months ended June 30, 1997 and 1996, and the twelve months ended December 31, 1997 and 1996, and (ii) unaudited balance sheet at June 30, 1997, and December 31, 1996.

     A Current Report on Form 8-K was filed August 7, 1997, to report the shareholders' approval of the Merger. No financial statements were included with the filing.

                         ______________________________

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DQE, Inc.
                                          -------------------
                                              (Registrant)



Date   August 13, 1997                         /s/ Gary L. Schwass
     -------------------                   ------------------------------
                                                    (Signature)
                                                  Gary L. Schwass
                                               Executive Vice President
                                             and Chief Financial Officer



Date   August 13, 1997                         /s/ Morgan K. O'Brien
     -------------------                   ------------------------------
                                                    (Signature)
                                                  Morgan K. O'Brien
                                                   Controller and
                                            Principal Accounting Officer