Form 10-Q
period 1997-09-30
DQE INC
filed 1997-11-14
CIK 846930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended   September 30, 1997
                                    ----------------------

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

DQE Common Stock, no par value - 77,670,083 shares outstanding as of September 30, 1997 and October 31, 1997.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                      DQE
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                (Thousands of Dollars, Except Per Share Amounts)
                                  (Unaudited)

                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                            September 30,
                                                        -------------                            -------------
                                                   1997               1996                    1997               1996
                                                   ----               ----                    ----               ----
Operating Revenues
  Sales of Electricity:
    Customers - net                                $305,754           $294,470                $820,294           $818,536
    Utilities                                         6,212             14,599                  21,232             45,641
                                                 ----------         ----------              ----------         ----------
  Total Sales of Electricity                        311,966            309,069                 841,526            864,177
  Other                                              19,998             26,361                  79,122             65,128
                                                 ----------         ----------              ----------         ----------
    Total Operating Revenues                        331,964            335,430                 920,648            929,305
                                                 ----------         ----------              ----------         ----------

Operating Expenses
  Fuel and purchased power                           63,031             61,126                 165,201            178,986
  Other operating                                    67,527             73,708                 227,140            215,883
  Maintenance                                        21,229             19,554                  61,529             58,922
  Depreciation and amortization                      61,397             53,709                 175,117            166,517
  Taxes other than income taxes                      21,571             22,442                  62,004             65,405
                                                 ----------         ----------              ----------         ----------
    Total Operating Expenses                        234,755            230,539                 690,991            685,713
                                                 ----------         ----------              ----------         ----------

OPERATING INCOME                                     97,209            104,891                 229,657            243,592
                                                 ----------         ----------              ----------         ----------

OTHER INCOME                                         23,828             16,978                  84,780             48,618
                                                 ----------         ----------              ----------         ----------

INTEREST AND OTHER CHARGES                           29,210             28,807                  86,919             81,183
                                                 ----------         ----------              ----------         ----------

INCOME BEFORE INCOME TAXES                           91,827             93,062                 227,518            211,027

INCOME TAXES                                         33,162             35,650                  76,978             72,338
                                                 ----------         ----------              ----------         ----------

NET INCOME                                         $ 58,665           $ 57,412                $150,540           $138,689
                                                 ==========         ==========              ==========         ==========
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  (Thousands of Shares)                              77,605             77,194                  77,430             77,391
                                                 ==========         ==========              ==========         ==========

EARNINGS PER SHARE OF
  COMMON STOCK                                        $0.75              $0.74                   $1.94              $1.79
                                                 ==========         ==========              ==========         ==========

DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK                               $0.34              $0.32                   $1.02              $0.96
                                                 ==========         ==========              ==========         ==========

See notes to condensed consolidated financial statements.

                                      DQE
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                                 September 30,            December 31,
                                                                                      1997                    1996
                                                                               ------------------       -----------------
ASSETS
Current assets:
  Cash and temporary cash investments                                                $   398,312             $   410,978
  Receivables                                                                            113,112                 130,125
  Other current assets, principally materials and supplies                               101,294                  81,125
                                                                                 ----------------         ---------------
      Total current assets                                                               612,718                 622,228
                                                                                 ----------------         ---------------
Long-term investments:
  Leveraged leases                                                                       337,304                 134,133
  Affordable housing                                                                     139,268                 150,270
  Gas reserves                                                                            75,775                  79,916
  Other leases                                                                            73,717                  85,893
  Nuclear decommissioning trust                                                           43,589                  34,586
  Marketable securities                                                                   34,646                  16,063
  Other long-term investments                                                             20,603                  17,828
                                                                                ----------------         ---------------
      Total long-term investments                                                        724,902                 518,689
                                                                                ----------------         ---------------
Property, plant and equipment                                                          4,769,364               4,787,470
Less:  Accumulated depreciation and amortization                                      (2,043,638)             (1,969,945)
                                                                                ----------------         ---------------
      Property, plant and equipment - net                                              2,725,726               2,817,525
                                                                                ----------------         ---------------
Other non-current assets:
  Regulatory assets                                                                      595,940                 636,816
  Other                                                                                   52,081                  43,734
                                                                                ----------------         ---------------
      Total other non-current assets                                                     648,021                 680,550
                                                                                ----------------         ---------------
          TOTAL ASSETS                                                               $ 4,711,367             $ 4,638,992
                                                                                ================         ===============
LIABILITIES AND CAPITALIZATION
Current liabilities:
  Notes payable                                                                      $    10,000             $       749
  Current maturities and sinking fund requirements                                       141,438                  72,831
  Other current liabilities                                                              155,300                 186,982
                                                                                ----------------         ---------------
      Total current liabilities                                                          306,738                 260,562
                                                                                ----------------         ---------------
Deferred income taxes - net                                                              772,618                 759,089
                                                                                ----------------         ---------------
Deferred investment tax credits                                                           99,887                 106,201
                                                                                ----------------         ---------------
Capital lease obligations                                                                 30,496                  28,407
                                                                                ----------------         ---------------
Deferred income                                                                          167,451                 189,293
                                                                                ----------------         ---------------
Other non-current liabilities                                                            271,019                 240,763
                                                                                ----------------         ---------------
Commitments and contingencies (Note 4)
Capitalization:
  Long-term debt                                                                       1,357,989               1,439,746
                                                                                ----------------         ---------------
  Preferred and preference stock of subsidiaries:
   Preferred and preference stock before deferred employee stock
   ownership plan (ESOP) benefit                                                         242,116                 242,605
   Deferred ESOP benefit                                                                 (17,220)                (19,533)
                                                                                ----------------         ---------------
      Total preferred and preference stock of subsidiaries                               224,896                 223,072
                                                                                ----------------         ---------------
  Common shareholders' equity:
    Common stock - no par value (authorized - 187,500,000 shares;
    issued - 109,679,154 shares)                                                       1,003,151                 990,502
    Retained earnings                                                                    849,149                 777,607
    Less treasury stock (at cost) (32,009,071 and 32,406,135
      shares, respectively)                                                             (372,027)               (376,250)
                                                                                ----------------         ---------------
      Total common shareholders' equity                                                1,480,273               1,391,859
                                                                                ----------------         ---------------
          Total capitalization                                                         3,063,158               3,054,677
                                                                                ----------------         ---------------
          TOTAL LIABILITIES AND CAPITALIZATION                                       $ 4,711,367             $ 4,638,992
                                                                                ================         ===============

See notes to condensed consolidated financial statements.

                                      DQE
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)



                                                                             Nine Months Ended
                                                                                September 30,
                                                                                -------------
                                                                           1997                1996
                                                                      --------------      --------------
Cash Flows From Operating Activities
  Operations                                                             $  329,281           $ 320,144
  Changes in working capital other than cash                                (46,531)            (26,510)
  Other                                                                       2,791               2,281
                                                                       ------------        ------------
    Net Cash Provided By Operating Activities                               285,541             295,915
                                                                       ------------        ------------

Cash Flows From Investing Activities
  Capital expenditures                                                      (67,875)            (62,730)
  Proceeds from the sale of property                                          4,124                   -
  Proceeds from the sale of equity securities                                42,895                   -
  Long-term investments - net                                              (200,283)            (43,814)
  Other                                                                       1,154              (3,587)
                                                                       ------------        ------------
    Net Cash Used in Investing Activities                                  (219,985)           (110,131)
                                                                       ------------        ------------

Cash Flows From Financing Activities
  Increase (Decrease) in notes payable - net                                 10,000             (25,218)
  Issuance of preferred stock                                                     -             150,000
  Dividends on common stock                                                 (78,996)            (74,255)
  (Reductions) increase of long term obligations - net                      (16,310)              2,130
  Repurchase of common stock                                                      -             (11,717)
  Other                                                                       7,084              (6,354)
                                                                       ------------        ------------
    Net Cash (Used in) Provided by Financing Activities                     (78,222)             34,586
                                                                       ------------        ------------
Net (decrease) increase in cash and temporary cash investments              (12,666)            220,370
Cash and temporary cash investments at beginning of period                  410,978              24,767
                                                                       ------------        ------------
Cash and temporary cash investments at end of period                     $  398,312           $ 245,137
                                                                       ============        ============

Non-Cash Investing Activities
  Equity funding obligations recorded                                    $   11,897           $  23,046
                                                                       ============        ============
  Equity funding obligations canceled                                    $    9,107           $       -
                                                                       ============        ============
  On May 1, 1997, DQE exchanged its shares in Chester Engineers for shares of common stock of the purchaser of Chester
  Engineers which were subsequently sold at various dates
  through June 5, 1997.


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

     Duquesne is an electric utility engaged in the production, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. DE makes strategic investments related to DQE's core energy business. These investments are intended to enhance DQE's capabilities as an energy provider, increase asset utilization, and act as a hedge against changing business conditions. DES is a diversified energy services company offering a wide range of energy solutions for industrial, utility and consumer markets worldwide. DES initiatives include energy facility development and operation, domestic and international independent power production, and the production and supply of innovative fuels. DQEnergy was formed in December 1996 to align DQE with strategic partners to capitalize on opportunities in the energy services industry. These alliances are intended to enhance the utilization and value of DQE's strategic investments and capabilities while establishing DQE as a total energy provider. Montauk is a financial services company that makes long-term investments and was established to provide financing for the Company's other market-driven businesses.

     On August 7, 1997, the shareholders of the Company and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of AYE. Immediately following the merger, Duquesne, DE, DES, DQEnergy and Montauk will remain wholly owned subsidiaries of DQE. The transaction is intended to be accounted for as a pooling of interests. Under the terms of the transaction, the Company's shareholders will receive 1.12 shares of AYE common stock for each share of the Company's common stock, and AYE's dividend in effect at the time of the closing of the merger. The transaction is expected to close in the first half of 1998, subject to approval of applicable regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the SEC, the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission. Further details about the proposed merger are provided in the Company's report on Form 8-K, filed with the SEC on April 10, 1997, and the Joint Proxy Statement/Prospectus of the Company and AYE, dated June 25, 1997, which has been distributed to the Company's shareholders. Unless otherwise indicated, all information presented in this Form 10-Q relates to the Company only and does not take into account the proposed merger between the Company and AYE.

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

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1996, and the Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31 and June 30, 1997. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

     The Company is subject to the accounting and reporting requirements of the SEC. In addition, the Company's electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the FERC under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

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

     The Company's long-term investments include investments in assets of nuclear decommissioning trusts and marketable securities accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale and are stated at market value. The amount of unrealized holding gains on investments at September 30, 1997, was $11.1 million ($6.5 million net of tax). The amount of unrealized holding losses on investments at December 31, 1996, was $3.6 million ($2.1 million net of tax).

     Through the Energy Cost Rate Adjustment Clause (ECR), the Company recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Under the Company's mitigation plan approved by the PUC in June 1996, the level of energy cost recovery is capped at 1.47 cents per kilowatt-hour (KWH) through May 2001. To the extent that current fuel and purchased power costs, in combination with previously deferred fuel and purchased power costs, are not projected to be recoverable through this pricing mechanism, these costs would become transition costs subject to recovery through a competitive transition charge (CTC). (See "Customer Choice Act" discussion, Note 3, on page 7.)

2.   RECEIVABLES

     The components of receivables for the periods indicated are as follows:

                                                         September 30,     September 30,    December 31,
                                                              1997             1996            1996
                                                                 (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------

Electric customer accounts receivable                         $ 94,844           $107,419            $ 92,475
Other utility receivables                                       18,595             36,626              22,402
Other receivables                                               19,263             25,585              33,936
Less:  Allowance for uncollectible accounts                    (19,590)           (19,517)            (18,688)
-------------------------------------------------------------------------------------------------------------
     Total Receivables                                        $113,112           $150,113            $130,125
=============================================================================================================

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At September 30, 1997, September 30, 1996, and December 31, 1996, the Company had not sold any receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1998, is one of many sources of funds available to the Company. The Company may attempt to extend the agreement, replace it with a similar facility, or eliminate the agreement, upon expiration.


3.   RATE MATTERS

Customer Choice Act

     Under the Electricity Generation Customer Choice and Competition Act (Customer Choice Act), which went into effect on January 1, 1997, Pennsylvania has become a leader in customer choice. The Customer Choice Act will enable Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Electric utility restructuring will be accomplished through a two-stage process consisting of a pilot period (running through 1998) and a phase-in period (1999 through 2001). Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the price they currently charge customers. The PUC will determine what portion of a utility's remaining transition costs will be recoverable from customers through a CTC. This charge will be paid by consumers who choose alternative generation suppliers as well as customers who choose their franchised utility. The CTC could last as long as 2005, providing a utility a total of up to nine years to recover transition costs, unless extended as part of a utility's PUC-approved transition plan. An overall four-and-one-half year price cap will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation charge component of prices as long as transition costs are being recovered, with certain exceptions. If a utility ultimately is unable to recover its transition costs within the pricing structure and timeframe approved by the PUC, such stranded costs will be written off.

     On August 1, 1997, Duquesne filed its restructuring and merger plan (the Restructuring Plan) and its stand-alone restructuring plan (the Stand-Alone
Plan) with the PUC. Although the provisions of the Competition Act require a PUC decision nine months from the filing date (which would be April 30, 1998), the Pennsylvania Attorney General's Office requested an extension in order to conduct an investigation into certain competition issues relating to the Restructuring Plan. Pursuant to an arrangement among Duquesne, the PUC and the Attorney General, the Company anticipates a decision by the PUC (with respect to the Restructuring Plan if the merger with AYE is approved, or with respect to the Stand-Alone Plan if the merger is not approved) on or before May 29, 1998.

     Both the Restructuring Plan and the Stand-Alone Plan use a market-based valuation of generation to determine stranded costs. During each year of the transition period, Duquesne will conduct a competitive solicitation to sell a substantial block of generation with the resulting market values used to determine each year's CTC. The CTCs paid by customers will therefore be known and measurable, as required by the Customer Choice Act. Duquesne also proposes a valuation to determine the final market value of its generation assets as of December 31, 2005. This valuation will be performed in mid-2003 by an independent board of experts and based on the best available market evidence. The valuation may be triggered prior to 2003 if market prices rise to specified levels, or if the minimum depreciation and amortization commitment is reached, thereby ensuring that there will be no over-recovery of stranded costs.

     The Company is committed to a minimum of $1.7 billion in depreciation and amortization during the transition period while maintaining rates capped at current levels. In addition, if revenues exceed expectations or additional cost savings are available, the Company has proposed a return on equity "spillover" mechanism that will ensure that the related revenues are used to further mitigate stranded costs. Finally, both the Restructuring Plan and the Stand-Alone Plan redesign rates to encourage more efficient electricity consumption and to provide for additional stranded cost mitigation. The Company has long encouraged economic development. Customers will have the opportunity to benefit from a reduction in the cost of electricity for incremental consumption. This rate redesign will be combined with the CTC mechanism to increase the potential to maximize mitigation of stranded costs during the transition period.

     In addition to the common elements in both plans, the Restructuring Plan also incorporates the expected benefits of the merger with AYE, such as the anticipated savings to Duquesne, on a nominal basis, of $365 million in generation-related costs over 20 years, and $9 million in transmission-related costs and $173 million in distribution-related costs over 10 years. Duquesne plans to use the generation-related portion of its share of net operating synergy savings to shorten the stranded cost recovery period. In addition, the anticipated cost savings are expected to permit Duquesne to increase its minimum depreciation and amortization commitment by an estimated $160 million, reduce distribution rates by $25 million in 2001, and freeze distribution rates at this reduced level until 2005. The merger-related synergies are expected to enable Duquesne to reduce its stranded costs in 2005 by $200 million.

     The foregoing paragraphs contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the results and benefits of restructuring and the merger with AYE. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results and benefits to materially differ from those implied by such statements. Such risks and uncertainties include, but are not limited to, general economic and business conditions, industry capacity, changes in technology, integration of the operations of AYE and Duquesne, regulatory conditions to the merger, the loss of any significant customers, and changes in business strategy or development plans.

     Any estimate of the ultimate level of transition costs depends on, among other things, the extent to which such costs are deemed recoverable by the PUC, the ongoing level of Duquesne's costs of operations, regional and national economic conditions, and growth of Duquesne's sales. The Company believes, based upon prior rulings of the PUC, that it is entitled to recover substantially all of its transition costs, but cannot predict the outcome of this regulatory process. In the event the PUC rules that any or all of these transition costs cannot be recovered through a CTC mechanism or the Company fails to satisfy the requirements of SFAS No. 71, these stranded costs will be written off. (See "Regulatory Assets and Emerging Issues Task Force" discussion below.) As the Company has substantial exposure to transition costs relative to its size, significant stranded cost write-offs could have a materially adverse effect on the Company's financial position, results of operations and cash flows. Various financial covenants and restrictions could be violated if substantial write-off of assets or recognition of liabilities occurs.


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

     A company's electric utility operations or a portion of such operations could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations. (See "Customer Choice Act" discussion on page 7.) Members of the Emerging Issues Task Force of the Financial Accounting Standards Board (Task Force) have discussed issues related to the impact of changes in the regulatory environment for electric utilities. These changes have resulted from initiatives which are intended to ultimately change the pricing of the generation of electricity (but not of its transmission or distribution) to competitive pricing. Although the arrangements vary from state to state, the regulators are expected to provide (or are providing, such as in the Customer Choice Act) for a transition period for the generation of electricity from a fully regulated to a competitive environment. During these transition periods, mechanisms are being provided for a utility to recover certain assets and transition costs prior to (and, in some cases, subsequent to) the change to competition, while at the same time the price of electricity generated after the change to competition will be based on market rates. During this transition period and thereafter, for the foreseeable future, the transmission and distribution portions of a utility's operations are expected to continue to be cost of service based rate regulated.

     The Task Force has determined that once a transition plan has been approved, application of SFAS No. 71 to the generation portion of a utility must be discontinued and replaced by the application of Statement of Financial Accounting Standards No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101). The consensus reached by the Task Force provides further guidance that the regulatory assets and liabilities of the generation portion of a utility to which SFAS No. 101 is being applied should be determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Under the Customer Choice Act the Company believes that its generation-related regulatory assets will be recovered through a CTC collected in connection with providing transmission and distribution services and the Company will continue to apply SFAS No. 71. Fixed assets related to the generation portion of a utility will be evaluated on the cash flows provided by the CTC, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be

Disposed Of (SFAS No. 121).   The Company believes that all of its regulatory
assets continue to satisfy the SFAS No. 71 criteria in light of the transition to competitive generation under the Customer Choice Act and the ability to recover these regulatory assets through a CTC. Once any portion of the Company's electric utility operations is deemed to no longer meet the SFAS No. 71 criteria, or is not recovered through a CTC, the Company will be required to write off any above-market cost assets, the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements. Any such write off of assets could be materially adverse to the financial position of the Company.

     The Company's regulatory assets related to generation, transmission, and distribution as of September 30, 1997, were $463.1 million, $37.9 million and $94.9 million, respectively. The components of all regulatory assets for the periods presented are as follows:


                                                                 September 30,      December 31,
                                                                     1997)             1996)
                                                                (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------
Regulatory tax receivable (a)                                          $356,869          $394,131
Unamortized debt costs (b)                                               89,229            93,299
Deferred rate synchronization costs (c)                                  38,285            41,446
Beaver Valley Unit 2 sale/leaseback premium (d)                          28,930            30,059
Deferred employee costs (e)                                              26,949            29,589
Deferred coal costs (see below)                                          14,563            12,191
DOE decontamination and decommissioning receivable (Note 4)               9,083             9,779
Deferred nuclear maintenance outage costs (f)                             4,758            13,462
Other (g)                                                                27,274            12,860
-----------------------------------------------------------------------------------------------------
 Total Regulatory Assets                                               $595,940          $636,816
=====================================================================================================

(a) The deferred tax liabilities that were recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes are expected to be recovered from customers through rates. The amortization of the regulatory tax receivable results from reversals of deferred taxes as depreciation and amortization expense.
(b) The premiums paid to reacquire debt prior to scheduled maturity dates are deferred for amortization over the life of the debt issued to finance the reacquisitions.
(c) The deferral of costs incurred from November 1987, when BV Unit 2 and Perry Unit 1 went into commercial operation, until March 1988, when a rate order was issued.
(d) The premium paid to refinance the Beaver Valley Unit 2 lease was deferred for amortization over the life of the lease.
(e) Includes amounts for recovery of accrued compensated absences and accrued claims for workers' compensation.
(f) Incremental maintenance expense incurred for refueling outages at the Company's nuclear units is deferred for amortization over the period between refueling outages (generally 18 months).
(g) Includes $7.7 million of costs to achieve the merger savings.


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

    In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard. The Company has exercised options to extend the coal cost standard through March 2000. The unrecovered cost of Bruce Mansfield coal was $12.0 million and $9.6 million at September 30, 1997, and December 31, 1996. The unrecovered cost of the remainder of the system-wide coal was $2.6 million at both September 30, 1997, and December 31, 1996. The Company believes that all deferred coal costs will be recovered.


Property Held for Future Use

     In 1986, the PUC approved the Company's request to remove Phillips Power Station (Phillips) and a portion of Brunot Island (BI) from service and from rate base. In accordance with the Company's Mitigation Plan, 112 megawatts related to BI Units 2a and 2b were moved from property held for future use to electric plant in service in 1996. Reliability enhancements at BI are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. As part of both the Restructuring Plan and the Stand-Alone Plan, the Company is seeking recovery of its investment and associated costs of Phillips and BI through a CTC. (See "Customer Choice Act" discussion, Note 3, on page 7.) In the event that market demand, transmission access or rate recovery do not support the utilization of these plants, the Company may have to write off part or all of these investments and associated costs. At September 30, 1997, the Company's net of tax investment in Phillips and BI held for future use was $51.6 million and $18.3 million.


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

     Nuclear Decommissioning.    The PUC ruled that recovery of the
decommissioning costs for Beaver Valley Unit 1 (BV Unit 1) could begin in 1977, and that recovery of the decommissioning costs for Beaver Valley Unit 2 (BV Unit
2) and Perry Unit 1 could begin in 1988. The Company expects to decommission BV Unit 1, BV Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license in 2016, 2027 and 2026, respectively. At the end of its operating life, BV Unit 1 may be placed in safe storage until BV Unit 2 is ready to be decommissioned, at which time the units may be decommissioned together.

     Based on preliminary site-specific studies conducted in 1997 for BV Unit 1 and BV Unit 2, and an update of the 1994 study for Perry Unit 1, the Company's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, is $170 million, $55 million and $90 million, respectively. The amount currently being used to determine the Company's cost of service related to decommissioning all three nuclear units is $224 million. The Company is seeking recovery of any potential shortfall in decommissioning funding as part of either its Restructuring Plan or its Stand-Alone Plan. (See "Customer Choice Act" discussion, Note 3, on page 7.)

     On July 18, 1996, the PUC issued a Proposed Policy Statement Regarding Nuclear Decommissioning Cost Estimation and Cost Recovery for the purpose of obtaining comments from the public. The proposed policy includes guidelines for a site-specific study to estimate the cost of decommissioning. The guidelines require that decommissioning studies be performed at least every five years, address radiological and non-radiological costs, and include a contingency factor of not more than 10 percent. Under the proposed policy, annual decommissioning funding levels are based on an annuity calculation recognizing inflation in the cost estimates and earnings on fund assets. With respect to the transition to a competitive generation market, the Customer Choice Act requires that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. The Company increased its annual funding level by approximately $5 million earlier in 1997. The annual contributions to the decommissioning funds (as increased) are approximately $9 million. Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and may be invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. Trust fund earnings increase the fund balances and the related recorded liability. The market value of the aggregate trust fund balances at September 30, 1997, totaled approximately $43.8 million.

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

     In addition, the Company participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power during an unscheduled outage resulting from an insured accident at a nuclear unit. Subject to the policy deductible, terms and limit, the coverage provides for a weekly indemnity of the estimated incremental costs during the three-year period starting 21 weeks after an accident, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, the Company could be assessed retrospective premiums totaling a maximum of $3.4 million.

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

     The Company continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages. The most recent refueling outage for BV Unit 1 began on September 27, 1997. The next refueling outage for BV Unit 2 is scheduled to begin in March 1998. The Company will continue to monitor and evaluate the condition of the BVPS steam generators. Perry Unit 1 completed a refueling outage on October 23, 1997. This outage lasted 40 days, a record for Perry Unit 1.

     Spent Nuclear Fuel Disposal.    The Nuclear Waste Policy Act of 1982
established a federal policy for handling and disposing of spent nuclear fuel and a policy requiring the establishment of a final repository to accept spent nuclear fuel. Electric utility companies have entered into contracts with the U.S. Department of Energy (DOE) for the permanent disposal of spent nuclear fuel and other high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent nuclear fuel before 2010. On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit, in response to a suit brought by 25 electric utilities and 18 states and state agencies, unanimously ruled that the DOE has a legal obligation to begin taking spent nuclear fuel by January 31, 1998. The DOE has not yet established an interim or permanent storage facility, and has indicated that it will be unable to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Further, Congress is considering amendments to the Nuclear Waste Policy Act of 1982 that could give the DOE authority to proceed with the development of a federal interim storage facility. In the event the DOE does not begin accepting spent nuclear fuel, existing on-site spent nuclear fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2016 (end of operating license), 2013 and 2011, respectively.

     On January 31, 1997, the Company joined 35 other electric utilities in filing a suit in the U.S. Court of Appeals for the District of Columbia against the DOE. On March 19, 1997, a similar suit filed by 46 states, state agencies and regulatory commissions was consolidated with the utilities' suit. The suits request that the court suspend the utilities' payments into the Nuclear Waste Fund and place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE has requested that the court delay the litigation while it pursues alternative dispute resolution under the terms of its contracts with the utilities, which could delay the fulfillment by the DOE of its obligations to accept spent nuclear fuel. The Court is currently considering arguments presented by the parties on September 25, 1997. Significant additional expenditures for the storage of spent nuclear fuel at BV Unit 2 and Perry Unit 1 could be required if the DOE does not fulfill its obligation to accept spent nuclear fuel.

     Uranium Enrichment Decontamination and Decommissioning. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At September 30, 1997, the Company's liability for contributions was approximately $9.3 million (subject to an inflation adjustment). Contributions, when made, are currently recovered from electric utility customers through the ECR. (See the discussion of the ECR on page 6.)


Fossil Decommissioning

     In Pennsylvania, current ratemaking does not allow utilities to recover future decommissioning costs through depreciation charges during the operating life of fossil-fired generating stations. Based on studies conducted in 1997, this amount for fossil decommissioning is currently estimated to be $130 million for the Company's interest in 17 units at six sites. Each unit is expected to be decommissioned upon the cessation of the final unit's operations. The Company has submitted these estimates to the PUC, and is seeking to recover these costs as part of either its Restructuring Plan or its Stand-Alone Plan. (See "Competition Act" discussion, Note 3, on page 7.)


Guarantees

     The Company and the other owners of Bruce Mansfield have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At September 30, 1997, the Company's share of these guarantees was $15.1 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by the Company solely in relation to these obligations are $16.6 million at September 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with DQE, Inc. and its subsidiaries' (the Company's) Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1996 and the Company's condensed consolidated financial statements, which are set forth on pages 2 through 15 in Part I, Item 1 of this Report.


General
--------------------------------------------------------------------------------

     DQE, Inc. (DQE), is an energy services holding company formed in 1989. Its subsidiaries are Duquesne Light Company (Duquesne), Duquesne Enterprises, Inc.
(DE), DQE Energy Services, Inc. (DES), DQEnergy Partners, Inc. (DQEnergy) and Montauk, Inc. (Montauk).

     Duquesne is an electric utility engaged in the production, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. DE makes strategic investments related to DQE's core energy business. These investments are intended to enhance DQE's capabilities as an energy provider, increase asset utilization, and act as a hedge against changing business conditions. DES is a diversified energy services company offering a wide range of energy solutions for industrial, utility and consumer markets worldwide. DES initiatives include energy facility development and operation, domestic and international independent power production, and the production and supply of innovative fuels. DQEnergy was formed in December 1996 to align DQE with strategic partners to capitalize on opportunities in the energy services industry. These alliances are intended to enhance the utilization and value of DQE's strategic investments and capabilities while establishing DQE as a total energy provider. Montauk is a financial services company that makes long-term investments and was established to provide financing for the Company's other market-driven businesses.

     On August 7, 1997, the shareholders of the Company and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, the Company will be a wholly owned subsidiary of AYE. Immediately following the merger, Duquesne, DE, DES, DQEnergy and Montauk will remain wholly owned subsidiaries of the Company. The transaction is expected to close in the first half of 1998, subject to approval of applicable regulatory agencies. (See "Proposed Merger" discussion on page 22.)


The Company's Electric Service Territory

     The Company's utility operations provide electric service to customers in Allegheny County, including the City of Pittsburgh, Beaver County and Westmoreland County. (See "Competition" discussion on page 23.) This represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by the Company's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, the Company's utility operations also sell electricity to other utilities.

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

     The Electricity Generation Customer Choice and Competition Act (Customer Choice Act) went into effect in Pennsylvania on January 1, 1997. This legislation provides for a gradual deregulation of the generation of electricity, while maintaining regulation of the transmission and distribution of electricity and related services to customers. On August 1, 1997, Duquesne filed its restructuring plan with the PUC, setting forth its plan to enable customers to choose their electric generation supplier. (See "Competition" discussion on page 23.)

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

     A company's electric utility operations or a portion of such operations could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations described above. (See "Competition" discussion on page 23.) Members of the Emerging Issues Task Force of the Financial Accounting Standards Board (Task Force) have discussed issues related to the impact of changes in the regulatory environment for electric utilities. Although the arrangements vary from state to state, the regulators are expected to provide (or are providing, such as in the Customer Choice Act) for a transition period for the generation of electricity from a fully regulated to a competitive environment. During these transition periods, mechanisms are being provided for a utility to recover certain assets and transition costs prior to (and, in some cases, subsequent to) the change to competition, while at the same time the price of electricity generated after the change to competition will be based on market rates. The Task Force has determined that once a transition plan has been approved, application of SFAS No. 71 to the generation portion of a utility must be discontinued and replaced by the application of Statement of Financial Accounting Standards No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101). The consensus reached by the Task Force provides further guidance that the regulatory assets and liabilities of the generation portion of a utility to which SFAS No. 101 is being applied should be determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Under the Customer Choice Act the Company believes that its generation-related regulatory assets will be recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services and the Company will continue to apply SFAS No. 71. Fixed assets related to the generation portion of a utility will be evaluated on the cash flows provided by the CTC, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of
(SFAS No. 121).   The Company believes that all of its regulatory assets
continue to satisfy the SFAS No. 71 criteria in light of the transition to competitive generation under the Customer Choice Act and the ability to recover these regulatory assets through a CTC. Once any portion of the Company's electric utility operations is deemed to no longer meet the SFAS No. 71 criteria, or is not recovered through a CTC, the Company will be required to write off any above-market cost assets, the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements. Any such write off of assets could be material to the financial position of the Company.


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Sales of Electricity to Customers

     The third quarter of 1997 decrease in total operating revenues was $3.5 million or 1.0 percent, as compared to the third quarter of 1996. Total operating revenues decreased $8.7 million or 0.9 percent, when comparing the nine months ended September 30, 1997, to the same period in 1996. Operating revenues are primarily derived from the Company's sales of electricity. The PUC authorizes rates for electricity sales which are cost-based and are designed to recover the Company's operating expense and investment in electric utility assets and to provide a return on the investment. (See "Regulation" and "Competition" discussions on pages 17 and 23.)

     Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and cooler winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional economic development. Customer revenues fluctuate as a result of changes in sales volume and changes in fuel and other energy costs, as these costs are generally recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR).

  Through the ECR, the Company recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Under the Company's mitigation plan approved by the PUC in June 1996, the level of energy cost recovery is capped at 1.47 cents per kilowatt-hour (KWH) through May 2001. To the extent that current fuel and purchased power costs, in combination with previously deferred fuel and purchased power costs, are not projected to be recoverable through this pricing mechanism, these costs would become transition costs subject to recovery through a competitive transition charge. (See "Competition" discussion on page 23.)

Net Customer Revenues

  Net customer revenues, reflected on the statement of consolidated income, increased $11.3 million or 3.8 percent in the third quarter of 1997, as compared to the same period in 1996. The variance can be attributed primarily to an increase in energy costs, the result of a less favorable generation mix and a higher cost purchased power market. To a lesser extent, customer revenues were favorably impacted by an increase of 7.5 percent in industrial (KWH) sales. Sales to a new customer, an industrial gas supplier, represented 72 percent of the increase while the remaining industrial increase was due to expansion of one of the Company's largest customers' facilities. Residential and commercial sales were relatively unchanged when comparing the third quarters of 1997 and 1996.

  In the nine months ended September 30, 1997, as compared to the same period in 1996, net customer revenues increased $1.8 million or 0.2 percent. This increase was due to higher energy costs. For the nine months ended

September 30, 1997, industrial KWH sales increased 6.5 percent, as compared to the same period in 1996. The increase was the result of sales to a new customer, an industrial gas supplier, and improved business for several of the Company's largest industrial customers. Offsetting the increase in industrial sales were decreases in residential and commercial sales. Reduced residential and commercial customer KWH sales of 2.5 percent and 1.7 percent were due to mild temperatures, as compared to 1996, and resulted in a $3.7 million or 0.6 percent decrease in revenues.


Sales to Other Utilities

  Short-term sales to other utilities are regulated by the FERC and are made at market rates. Fluctuations in electricity sales to other utilities are related to the Company's customer energy requirements, the energy market and transmission conditions, and the availability of the Company's generating stations. The Company's electricity sales to other utilities in the third quarter of 1997 were $8.4 million or 57.4 percent less than in the third quarter of 1996. In a comparison of the nine months ended September 30, 1997, to the same period in 1996, sales to other utilities decreased $24.4 million or 53.5 percent. The fluctuations were due to reduced availability of generating capacity as a result of the sale of the Company's 50 percent interest in the Ft. Martin Power Station (Ft. Martin) in October 1996 and to increased forced outages of the BV Units 1 and 2 and a planned refueling outage at Perry Unit 1. Future levels of short-term sales to other utilities will be affected by market rates and by the outcome of the Company's FERC filings requesting firm transmission access. (See "Outlook" discussion on page 22.)


Other Operating Revenues

  Other operating revenues include the Company's non-KWH utility revenues and revenues from market-based operating activities. The other operating revenue decrease of $6.4 million or 24.1 percent when comparing the third quarter of 1997 and 1996 was the result of reduced revenues as a result of the sale of Chester Engineers (Chester) in the second quarter of 1997, partially offset by revenues from an investment made in the fourth quarter of 1996.

     The variance in the nine months ended September 30, 1997, as compared to the same period in 1996, was an increase of $14.0 million or 21.5 percent. The increase was primarily due to revenues from an investment made in the fourth quarter of 1996 and revenues from a second quarter settlement, partially offset by reduced revenues attributable to the sale of Chester in the second quarter of 1997.


Operating Expenses

  Fuel and Purchased Power Expense. Fluctuations in fuel and purchased power expense generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings in the third quarter of 1997 and 1996 or in the nine months ended September 30, 1997 and 1996.

  Fuel and purchased power expense increased $1.9 million or 3.1 percent in the third quarter of 1997, as compared to the third quarter of 1996, as a result of increases in purchased power and fossil fuel volumes due to reduced nuclear availability from forced outages at BV Units 1 and 2 and a scheduled outage at Perry Unit 1. The increase was partially offset by a 9.2 percent reduction in sales volume. The decrease of $13.8 million or 7.7 percent for fuel and purchased power expense in the nine months ended September 30, 1997, as compared to the same period in 1996, was a reflection of the 10.4 percent decrease in sales volume. The decrease was partially offset by increased purchased power prices.

  Other Operating Expense.  Other operating expense decreased $6.2 million or
8.4 percent when comparing the third quarter of 1997 and the third quarter of 1996 and increased $11.3 million or 5.2 percent when comparing the first nine months of 1997 with the first nine months of 1996.

     The decrease in the third quarter of 1997 was primarily the result of reduced operating costs associated with Chester, which was sold during the second quarter of 1997, partially offset by operating costs of an investment made in the fourth quarter of 1996. The increase in the first nine months of 1997 included operating costs of an investment made in the fourth quarter of 1996, partially offset by reduced operating costs of Chester.

  Maintenance Expense. In comparing the third quarter of 1997 to the third quarter of 1996, maintenance expense increased $1.7 million or 8.6 percent. In the nine months ended September 30, 1997, there was an increase of $2.6 million or 4.4 percent, as compared to the same period in 1996. During 1997 there were approximately 45 percent more outage days at nuclear stations than in 1996 due to forced outages at BV Units 1 and 2 and a scheduled refueling outage at Perry Unit 1.

  Depreciation and Amortization Expense. In the third quarter of 1997, depreciation and amortization expense increased $7.7 million or 14.3 percent as compared to the third quarter of 1996. There was a $8.6 million or 5.2 percent increase in the nine months ended September 30, 1997, when compared to the same period in 1996. The increases were the result of accelerated nuclear lease recovery which began in the second quarter of 1997, as well as increased funding of the nuclear decommissioning trust, in accordance with the PUC-approved sale of Ft. Martin.

  Taxes Other Than Income Taxes. During the third quarter of 1997 and the first nine months of 1997, taxes other than income taxes decreased $0.9 million or 3.9 percent and $3.4 million or 5.2 percent, respectively, from the same periods in 1996, due to the reduced West Virginia Business and Occupation taxes as a result of the sale of Ft. Martin in the fourth quarter of 1996.


Other Income

  Comparing the third quarter of 1997 to the third quarter of 1996, other income increased $6.9 million or 40.3 percent. The increase was the result of additional interest income recognized from a higher level of short-term investments and long-term investment income. During the nine months ended September 30, 1997, there was an increase of $36.2 million including the sale of Chester. A pre-tax gain of approximately $13.0 million net of costs of the sale and reserves for contingencies was realized on the sale in the second quarter of 1997. The remaining increase was the result of additional interest income recognized from a higher level of short-term investments and long-term investment income.

Interest and Other Charges

  In comparing the nine months ended September 30, 1997, with the same period in 1996, there was a $5.7 million or 7.1 percent increase in interest and other charges. The reason for this increase was primarily the recognition of three full quarters of dividends in 1997 related to Monthly Income Preferred Securities issued in May 1996.


Income Taxes

  Income taxes decreased in the third quarter of 1997 as compared to the same period in 1996 by $2.5 million. The variance was due to a decrease in the Pennsylvania corporate net income tax and lower taxable income. In the nine months ended September 30, 1997, income taxes increased $4.6 million as compared to the same period in 1996. The increase in income taxes can be attributed to increased taxable income, as the effective tax rate remained constant.
Partially offsetting this increase was the Pennsylvania corporate net income tax decrease which occurred in the third quarter of 1997.


Liquidity and Capital Resources
--------------------------------------------------------------------------------

Financing

     The Company expects to meet its current obligations and debt maturities through the year 2001 with funds generated from operations and through new financings. At September 30, 1997, the Company was in compliance with all of its debt covenants.

     Mortgage bonds in the amount of $50 million, $35 million and $35 million will mature in November 1997, February 1998 and June 1998, respectively. The Company expects to retire these bonds with available cash or to refinance the bonds.

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. This $50 million accounts receivable sale arrangement extends through June 1998. The Company may attempt to extend the agreement, or replace it with a similar facility, or eliminate the agreement, upon expiration.

     The Company maintains a $150 million revolving credit facility which expires in October 1998. No borrowings were outstanding under this facility at September 30, 1997. The Company also maintains a $125 million revolving credit facility expiring in June 1998. There were $10 million in borrowings outstanding at September 30, 1997. The weighted average interest rate applied to such borrowings was 6.1 percent. With respect to each of these revolving credit facilities, interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. Each revolving credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. The Company also maintains an aggregate of $150 million in bank term loans outstanding at September 30, 1997.

Investing
--------------------------------------------------------------------------------

     The Company has made market-driven long-term investments in the following areas: leases; affordable housing; gas reserves; real estate; energy facility development, operation and maintenance; engineering services; and other investments. Investing activities during the first nine months of 1997 included approximately $171.6 million in lease investments, $8.4 million in affordable housing investments, $11.5 million in natural gas reserve partnerships and the remaining $12.4 million in other investments. During the first nine months of 1996, the Company invested approximately $47.0 million in lease investments, $3.1 million in affordable housing investments, $5.4 million in natural gas reserve partnerships and the remaining $9.3 million in other investments. During the first nine months of 1997, the Company also had long-term sales primarily of gas reserve partnerships totaling $3.6 million. The Company had long-term sales primarily of leveraged lease investments totaling $17.7 million during the first nine months of 1996.

     The Company currently holds 1,058,750 shares of common stock of Exide Electronics Group, Inc. (Exide) as an investment. On October 16, 1997, Exide and BTR plc (BTR) announced a definitive merger agreement, pursuant to which BTR intends to acquire Exide through a tender offer for $29 per share in cash. The tender offer is conditioned on 80 percent of the fully diluted Exide common stock being tendered by midnight November 17. If the merger is approved and completed, the Company anticipates approximately an $11 million pre-tax gain on its investment in Exide.


Outlook
--------------------------------------------------------------------------------

Proposed Merger

     On August 7, 1997, the shareholders of the Company and AYE approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of AYE. Immediately following the merger, Duquesne, DE, DES, DQEnergy and Montauk will remain wholly owned subsidiaries of DQE. The transaction is intended to be accounted for as a pooling of interests. Under the terms of the transaction, the Company's shareholders will receive 1.12 shares of AYE common stock for each share of the Company's common stock, and AYE's dividend in effect at the time of the closing of the merger. The transaction is expected to close in the first half of 1998, subject to approval of applicable regulatory agencies as discussed above. Further details about the proposed merger are provided in the Company's report on Form 8-K, filed with the SEC on April 10, 1997, and the Joint Proxy Statement/Prospectus of the Company and AYE, dated June 25, 1997, which has been distributed to the Company's shareholders. Unless otherwise indicated, all information presented in this Form 10-Q relates to the Company only and does not take into account the proposed merger between the Company and AYE.

     On August 1, 1997, the Company, Duquesne and AYE had previously filed their restructuring and merger plans with the FERC, the PUC and the Maryland Public Service Commission. At that time Duquesne also applied with the NRC for approval of the indirect transfer of licenses to AYE. Additional filings related to the merger will be made with other agencies, including the SEC, the Department of Justice and the Federal Trade Commission. The Company cannot predict the outcome of any of these filings.

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

     Under the Customer Choice Act, which went into effect on January 1, 1997, Pennsylvania has become a leader in customer choice. The Customer Choice Act will enable Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Electric utility restructuring will be accomplished through a two-stage process consisting of a pilot period (running through 1998) and a phase-in period (1999 through 2001). The pilot period will give utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. Duquesne filed a pilot program with the PUC on February 27, 1997, which proposed unbundling transmission, distribution, electricity and competitive transition charges and offered participating customers the same options that were to be available in a competitive generation market. The pilot program was designed to comprise approximately 5 percent of Duquesne's residential, commercial and industrial demand. The approximately 28,000 customers participating in the pilot may choose unbundled service with their electricity provided by an alternative electric generation supplier, and will be subject to unbundled distribution charges approved by the PUC and unbundled transmission charges pursuant to Duquesne's FERC-approved tariff. Each customer also will be required to pay a non-bypassable access fee (competitive transition charge or CTC) that would provide Duquesne with a reasonable opportunity to recover transition costs during the period and subject to the generation cap discussed below. On May 9, 1997, the PUC issued a Preliminary Opinion and Order approving the Company's filing in part, and requiring certain revisions. The Company and other utilities objected to several features of the PUC's preliminary order. Hearings on several key issues were held in July. The PUC issued its final order on August 29, 1997, approving a revised pilot program for the Company. On September 8, 1997, the Company appealed the determination of the market price of generation set forth in this order to the Commonwealth Court of Pennsylvania. Although this appeal is still pending, the Company has complied with the PUC's order to implement the pilot program which began on November 1, 1997.

     It is anticipated that the net financial impact of Duquesne's customers choosing alternative generation suppliers during the pilot period will be a reduction of operating revenue of approximately $1 million per month. Until the PUC rules on Duquesne's Restructuring Plan or Stand-Alone Plan (each as defined below), in which Duquesne is seeking to maintain its current rates, Duquesne will establish a reserve for this shortfall. To the extent there is a revenue shortfall between rates established for the pilot period and rates set upon approval of the Restructuring Plan or Stand-Alone Plan, the PUC has authorized Duquesne to establish a regulatory asset for any resulting income impact and will rule on the recovery of this regulatory asset as part of its approval of Duquesne's Restructuring Plan or Stand-Alone Plan. To the extent rates for the Restructuring Plan or Stand-Alone Plan are below current rates, the difference will be written off.

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

     On August 1, 1997, Duquesne filed its restructuring and merger plan (the Restructuring Plan) and its stand-alone restructuring plan (the Stand-Alone
Plan) with the PUC. Although the provisions of the Competition Act require a PUC decision nine months from the filing date (which would be April 30, 1998), the Pennsylvania Attorney General's Office requested an extension in order to conduct an investigation into certain competition issues relating to the Restructuring Plan. Pursuant to an arrangement among Duquesne, the PUC and the Attorney General, the Company anticipates a decision by the PUC (with respect to the Restructuring Plan if the merger with AYE is approved, or with respect to the Stand-Alone Plan if the merger is not approved) on or before May 29, 1998.

     Both the Restructuring Plan and the Stand-Alone Plan use a market-based valuation of generation to determine stranded costs. During each year of the transition period, Duquesne will conduct a competitive solicitation to sell a substantial block of generation with the resulting market values used to determine each year's CTC. The CTCs paid by customers will therefore be known and measurable, as required by the Customer Choice Act. Duquesne also proposes a valuation to determine the final market value of its generation assets as of December 31, 2005. This valuation will be performed in mid-2003 by an independent board of experts and based on the best available market evidence. The valuation may be triggered prior to 2003 if market prices rise to specified levels, or if the minimum depreciation and amortization commitment is reached, thereby ensuring that there will be no over-recovery of stranded costs.

     The Company is committed to a minimum of $1.7 billion in depreciation and amortization during the transition period while maintaining rates capped at current levels. In addition, if revenues exceed expectations or additional cost savings are available, the Company has proposed a return on equity "spillover" mechanism that will ensure that the related revenues are used to further mitigate stranded costs. Finally, both the Restructuring Plan and the Stand-Alone Plan redesign rates to encourage more efficient electricity consumption and to provide for additional stranded cost mitigation. The Company has long encouraged economic development. Customers will have the opportunity to benefit from a reduction in the cost of electricity for incremental consumption. This rate redesign will be combined with the CTC mechanism to increase the potential to maximize mitigation of stranded costs during the transition period.

     In addition to the common elements in both plans, the Restructuring Plan also incorporates the expected benefits of the merger with AYE, such as the anticipated savings to Duquesne, on a nominal basis, of $365 million in generation-related costs over 20 years, and $9 million in transmission-related costs and $173 million in distribution-related costs over 10 years. Duquesne plans to use the generation-related portion of its share of net operating synergy savings to shorten the stranded cost recovery period. In addition, the anticipated cost savings are expected to permit Duquesne to increase its minimum depreciation and amortization commitment by an estimated $160 million, reduce distribution rates by $25 million in 2001, and freeze distribution rates at this reduced level until 2005. The merger-related synergies are expected to enable Duquesne to reduce its stranded costs beginning in 2005 by $200 million.

     The foregoing paragraphs contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the results and benefits of restructuring and the merger with AYE. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results and benefits to materially differ from those implied by such statements. Such risks and uncertainties include, but are not limited to, general economic and business conditions, industry capacity, changes in technology, integration of the operations of AYE and Duquesne, regulatory conditions to the merger, the loss of any significant customers, and changes in business strategy or development plans.

     Any estimate of the ultimate level of transition costs depends on, among other things, the extent to which such costs are deemed recoverable by the PUC, the ongoing level of Duquesne's costs of operations, regional and national economic conditions, and growth of Duquesne's sales. The Company believes that it is entitled to recover substantially all of its transition costs, based upon prior PUC rulings issued to Duquesne, but cannot predict the outcome of this regulatory process. In the event the PUC rules that any or all of these transition costs cannot be recovered through a CTC mechanism or the Company fails to satisfy the requirements of SFAS No. 71, these stranded costs will be written off. (See "Regulation" discussion on page 17.) As the Company has substantial exposure to transition costs relative to its size, significant stranded cost write-offs could have a materially adverse effect on the Company's financial position, results of operations and cash flows. Various financial covenants and restrictions could be violated if substantial write-off of assets or recognition of liabilities occurs.

    In addition to the Restructuring Plan and the Stand-Alone Plan, on August 1, 1997, the Company and AYE filed their joint merger application with the FERC (the FERC Filing). Pursuant to the FERC Filing, the Company and AYE have committed to forming or joining an independent system operator (ISO) which meets their requirements following the merger. In addition, the Company and AYE have stated in the FERC Filing that following the merger Allegheny Energy's market share will not violate the market power conditions and requirements set by the FERC.

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

Other

     In September 1997, the Company amended its service contract with Itron, Inc., with respect to the Customer Advanced Reliability System (CARS). The amendment extends by one year into 1998 the period during which Itron, Inc., will install and finalize the system. As of September 30, 1997, more than 98 percent of customers' meters had been adapted for CARS, and more than 450,000 meters were being read automatically.

     The Company owns Warwick Mine, an underground mine in southwestern Pennsylvania. In September 1997, the Company completed negotiations and entered into an agreement with a new unaffiliated contract operator of the mine. Production of coal under this agreement began in October 1997.



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

PART II.  OTHER INFORMATION


     Item 1.  Legal Proceedings

     In September 1995, the Company commenced arbitration against Cleveland Electric Illuminating Company (CEI), seeking damages, termination of the Operating Agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake, and the concealment by CEI of material information. In October 1995, CEI commenced an action against the Company in the Court of Common Pleas, Lake County, Ohio seeking to enjoin the Company from taking any action to effect a partition on the basis of a waiver of partition covenant contained in the deed to the land underlying Eastlake. CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of Eastlake. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. The Company anticipates that a trial will commence in the third quarter of 1998.

     On September 29, 1997, the City of Pittsburgh filed a federal antitrust suit in the United States District Court for the Western District of Pennsylvania, seeking to enjoin the proposed merger of the Company and AYE. The City is also seeking unspecified monetary damages from the Company and AYE arising from AYE's withdrawal of its proposal to provide power to two urban redevelopment sites in Pittsburgh, both of which are within the Company's electric service territory. On October 27, 1997, the Company filed a Motion to Dismiss the City's suit.


Item 2.  Changes in Securities

     On July 30, 1997, DQE filed a Registration Statement on Form S-4 with the SEC to begin the registration process for 1,000,000 shares of Series A Preferred Stock, no par value. The issuance of Series A Preferred Stock was authorized by a resolution of the DQE Board of Directors (the DQE Board) on July 29, 1997. As of October 31, 1997, 11,720 shares of Series A Preferred Stock had been issued and were outstanding.

     The Series A Preferred Stock ranks senior to the Common Stock of DQE as to the payment of dividends and as to the distribution of assets on liquidations, dissolution or winding-up of DQE. The holders of Series A Preferred Stock are entitled to vote on all matters submitted to a vote of the holders of Common Stock, voting together with the holders of Common Stock as a single class.


Item 4.  Submission of Matters to a Vote of Security Holders

     The results of shareholder votes at DQE's August 7, 1997 Annual Meeting of Stockholders were previously reported in DQE's Quarterly Report on Form 10-Q filed with the SEC on August 14, 1997.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:

EXHIBIT 3.1 -  Statement with respect to the Preferred Stock, Series A
               (Convertible), as filed with the Pennsylvania Department of State on August 29, 1997.

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



                                                DQE, Inc.
                                          --------------------
                                              (Registrant)



Date        November 13, 1997                  /s/ Gary L. Schwass
            -----------------          --------------------------------
                                                 (Signature)
                                              Gary L. Schwass
                                          Executive Vice President
                                         and Chief Financial Officer



Date        November 13, 1997                  /s/ Morgan K. O'Brien
            -----------------         ----------------------------------
                                                  (Signature)
                                               Morgan K. O'Brien
                                        Vice President and Controller
                                        (Principal Accounting Officer)