Form 10-K
period 1997-12-31
DQE INC
filed 1998-03-24
CIK 846930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 1997
                                    -----------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ____________ to ____________


                             Commission File Number
                             ----------------------
                                    1-10290


                                   DQE, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Pennsylvania                       25-1598483
                 ------------                       ----------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

                    Cherrington Corporate Center, Suite 100
         500 Cherrington Parkway, Coraopolis, Pennsylvania  15108-3184
         -------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (412) 262-4700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                     -----     -----


Aggregate market value of DQE Common Stock held by non-affiliates as of February 28, 1998 was $2,565,653,110. There were 77,685,287 shares of DQE Common Stock outstanding as of February 28, 1998.

     [X]  Indicate by check mark if disclosure of delinquent filers pursuant to
          Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:


                                                   Name of each exchange
  Registrant        Title of each class             on which registered
-------------       -------------------            ----------------------

    DQE          Common Stock (no par value)       New York Stock Exchange
                                                   Philadelphia Stock Exchange
                                                   Chicago Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:



  Registrant                     Title of each class
  ----------                     -------------------
    DQE                 Preferred Stock, Series A (Convertible)



                   DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K
                                                Into Which Document
                      Description                 Is Incorporated
                      -----------               --------------------

        DQE Annual Report to Shareholders           Parts I and II
        for the year ended December 31, 1997

                               TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                                    PART I

ITEM 1.  BUSINESS
   Corporate Structure                                                         1
   Property, Plant and Equipment (PP&E)                                        2
   Employees                                                                   3
   Electric Utility Operations                                                 3
   Fossil Fuel                                                                 4
   Nuclear Fuel                                                                4
   Nuclear Decommissioning                                                     5
   Nuclear Insurance                                                           5
   Spent Nuclear Fuel Disposal                                                 6
   Uranium Enrichment Obligations                                              6
   Environmental Matters                                                       6
   Other                                                                       7
   Executive Officers of the Registrant                                        9

ITEM 2.  PROPERTIES                                                           10

ITEM 3.  LEGAL PROCEEDINGS                                                    11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                     11


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED SHAREHOLDER
         MATTERS                                                              11

ITEM 6.  SELECTED FINANCIAL DATA                                              11

ITEM 7.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS                                                         12
LIQUIDITY AND CAPITAL RESOURCES                                               15
RATE MATTERS                                                                  17

ITEM 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK                                        20

ITEM 8.  REPORT OF INDEPENDENT CERTIFIED
         PUBLIC ACCOUNTANTS; CONSOLIDATED
         FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA                                                   21

ITEM 9.  CHANGES IN AND DISAGREEMENTS
         WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                             47

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT                                                    47

ITEM 11. EXECUTIVE COMPENSATION                                               47

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT                                     47

ITEM 13. CERTAIN RELATIONSHIPS AND
         RELATED TRANSACTIONS                                                 47


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K                                    47

         SCHEDULE II                                                          61

         SIGNATURES                                                           62

         GLOSSARY                                                             63

                                     Part I

Item 1.  Business.


Corporate Structure
--------------------------------------------------------------------------------


Part I of this Annual Report, Form 10-K (Report) should be read in conjunction with DQE's audited consolidated financial statements, which are set forth on pages 22 through 46 in Part IV of this Report. Explanations of certain financial and operating terms used in this Report are set forth in a GLOSSARY on page 63 of this Report.

    DQE, Inc. (DQE) is an energy services holding company. Its subsidiaries are Duquesne Light Company (Duquesne); Duquesne Enterprises, Inc. (DE); DQE Energy Services, Inc. (DES); DQEnergy Partners, Inc. (DQEnergy); and Montauk, Inc. (Montauk). DQE and its subsidiaries are collectively referred to as "the Company."

    Duquesne is an electric utility engaged in the generation, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. DE makes strategic investments beneficial to DQE's core energy business. These investments are intended to enhance DQE's capabilities as an energy provider, increase asset utilization, and act as a hedge against changing business conditions. DES is a diversified energy services company offering a wide range of energy solutions for industrial, utility and consumer markets worldwide. DES initiatives include energy facility development and operation, domestic and international independent power production, and the production and supply of innovative fuels. DQEnergy was formed to align DQE with strategic partners to capitalize on opportunities in the energy services industry. These alliances are intended to enhance the utilization and value of DQE's strategic investments and capabilities while establishing DQE as a total energy provider. Montauk is a financial services company that makes long-term investments and provides financing for the Company's other market-driven businesses and their customers.

Proposed Merger

    On August 7, 1997, the shareholders of the Company and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of AYE. Immediately following the merger, Duquesne, DE, DES, DQEnergy and Montauk will remain wholly owned subsidiaries of DQE. The transaction is intended to be accounted for as a pooling of interests. Under the pooling of interests method of accounting for a business combination, the recorded assets, liabilities and equity of each of the combining companies are carried forward to the combined corporation at their recorded amounts. Accordingly, no goodwill, including the related future earnings impact of goodwill amortization, results from a transaction accounted for as a pooling of interests. In order to qualify for pooling treatment, many requirements must be met by each of the combining companies for a period of time before and after the combination occurs. Examples of the requirements prior to the merger include limitations on: dividends paid on common stock, stock repurchases, stock compensation plan activity and sales of significant assets. Management has focused and will continue to focus on meeting the pooling requirements as they relate to the Company prior to the merger.

    Under the terms of the transaction, the Company's shareholders will receive
1.12 shares of AYE common stock for each share of the Company's common stock and AYE's dividend in effect at the time of the closing of the merger. The transaction is expected to close in mid-1998, subject to approval of applicable regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC).

    In September 1997, the City of Pittsburgh filed a federal antitrust suit seeking to prevent the merger and asking for monetary damages. Although the United States District Court for the District of Western Pennsylvania dismissed the suit in January 1998, the City of Pittsburgh filed an appeal and asked for expedited review. The Company anticipates a decision on whether the appeal has been granted by late March 1998.

    Unless otherwise indicated, all information presented in this Annual Report relates to the Company only and does not take into account the proposed merger between the Company and AYE.


The Company's Electric Service Territory

    The Company's electric utility operations provide service to customers in Allegheny County, including the City of Pittsburgh; Beaver County; and Westmoreland County. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters" on page 17.) This territory represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by the Company's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, the Company's utility operations also sell electricity to other utilities.

Regulation

    The Company is subject to the accounting and reporting requirements of the SEC. In addition, the Company's electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC), including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the FERC under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters" on page 17.)

    The Company's electric utility operations are also subject to regulation by the NRC under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1.

    The Company's consolidated financial statements report regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards
(SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), and reflect the effects of the current ratemaking process. In accordance with SFAS No. 71, the Company's consolidated financial statements reflect regulatory assets and liabilities consistent with cost-based, pre-competition ratemaking regulations. The regulatory assets represent probable future revenue to the Company because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

    A company's electric utility operations, or a portion of such operations, could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters" on page 17.) The Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) has determined that once a transition plan has been approved, application of SFAS No. 71 to the generation portion of a utility must be discontinued and replaced by the application of SFAS No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101). The consensus reached by the EITF provides further guidance that the regulatory assets and liabilities of the generation portion of a utility to which SFAS No. 101 is being applied should be determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Under the Customer Choice Act, the Company believes that its generation-related regulatory assets will be recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and the Company will continue to apply SFAS No. 71. Fixed assets related to the generation portion of a utility will be evaluated including the cash flows provided by the CTC, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). The Company believes that all of its regulatory assets continue to satisfy the SFAS No. 71 criteria in light of the transition to competitive generation under the Customer Choice Act and the ability to recover these regulatory assets through a CTC. Once any portion of the Company's electric utility operations is deemed to no longer meet the SFAS No. 71 criteria, or is not recovered through a CTC, the Company will be required to write off assets (to the extent their net book value exceeds fair value), the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements. Any such write-off of assets could be materially adverse to the financial position, results of operations and cash flows of the Company.



Property, Plant and Equipment (PP&E)
--------------------------------------------------------------------------------
Investment in PP&E and Accumulated Depreciation

    The Company's total investment in property, plant and equipment and the related accumulated depreciation balances for major classes of property at December 31, 1997 and 1996, are as follows:


PP&E and Related Accumulated Depreciation at December 31
--------------------------------------------------------------------------------

                                                          (Amounts in Thousands of Dollars)
                                                      1997                                  1996
                                      --------------------------------------------------------------------------
                                                  Accumulated      Net                  Accumulated      Net
                                      Investment  Depreciation  Investment  Investment  Depreciation  Investment
                                      ------------------------------------  ------------------------------------
Electric Production                   $2,494,476    $1,175,516  $1,318,960  $2,467,786    $1,092,928  $1,374,858
Electric Transmission                    298,614       119,895     178,719     299,895       114,406     185,489
Electric Distribution                  1,206,546       390,103     816,443   1,176,738       374,180     802,558
Electric General                         334,565       192,439     142,126     324,366       168,470     155,896
Property Held for Future Use (a)           3,980            66       3,914     190,821        82,737     108,084
Property Held Under Capital Leases       113,662        50,725      62,937      99,608        47,670      51,938
Other                                    173,285        34,050     139,235     228,256        89,554     138,702
----------------------------------------------------------------------------------------------------------------
     Total                            $4,625,128    $1,962,794  $2,662,334  $4,787,470    $1,969,945  $2,817,525
================================================================================================================

(a)  See "Property Held for Future Use" discussion on page 3.

Joint Interests in Generating Units

  The Company has various contracts with subsidiaries of FirstEnergy Corporation (Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company (CEI) and The Toledo Edison Company), with respect to several jointly owned/leased generating units, that include provisions for coordinated maintenance responsibilities, limited and qualified mutual back-up in the event of outages, and certain capacity and energy transactions.

  In September 1995, the Company commenced arbitration against CEI, seeking damages, termination of the Operating Agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. In October 1995, CEI commenced an action against the Company in the Court of Common Pleas, Lake County, Ohio seeking to enjoin the Company from taking any action to effect a partition on the basis of a waiver of partition covenant contained in the deed to the land underlying Eastlake. CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of Eastlake. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Currently, the parties are engaged in settlement discussions. The Company anticipates that a trial will commence late in 1998.


Joint Interests in Power Stations
--------------------------------------------------------------------------------

Nuclear Power Stations                           Beaver Valley
                                              --------------------       Perry
                                              Unit 1        Unit 2       Unit 1
--------------------------------------------------------------------------------
Duquesne                                      *47.50%      *13.74%(a)    13.74%
FirstEnergy Corporation                        52.50%       86.26%     *86.26%
--------------------------------------------------------------------------------

Fossil Power Stations                               Bruce Mansfield
                                     Sammis   ----------------------------    Eastlake
                                     Unit 7   Unit 1    Unit 2      Unit 3     Unit 5
---------------------------------------------------------------------------------------
Duquesne                              31.20%   29.30%     8.00%      13.74%     31.20%
FirstEnergy Corporation              *68.80%  *70.70%   *92.00%     *86.26%    *68.80%
---------------------------------------------------------------------------------------

*Denotes Operator

(a) In 1987, the Company sold and leased back its 13.74 percent interest in BV Unit 2. The Company leased back its interest in the unit for a term of 29.5 years. The lease is accounted for as an operating lease.

Property Held for Future Use

  In 1986, the PUC approved the Company's request to remove Phillips Power Station (Phillips) and a portion of Brunot Island (BI) from service. These assets were classified as property held for future use. In 1997, through its analysis of customer choice in the Restructuring Plan and Stand-Alone Plan, the Company determined that Phillips and a portion of BI would not be cost-effective in the production of electricity in the face of a competitive marketplace. Based on this analysis, Phillips and a portion of BI have been reclassified on the balance sheet from property held for future use to a regulatory asset. In each of the filings, the Company is seeking recovery of its investment and associated costs of Phillips and BI through a CTC. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters" discussion on page 17.)

Employees
--------------------------------------------------------------------------------
  At December 31, 1997, the Company had 3,465 employees, including 1,114 employees at the Company-operated Beaver Valley Power Station (BVPS). The Company is party to a labor contract expiring in September 2001 with the International Brotherhood of Electrical Workers, which represents approximately 2,000 of the Company's employees. The contract provides, among other things, employment security, income protection and 3 percent annual wage increases through September 2000.


Electric Utility Operations
--------------------------------------------------------------------------------
  The Company's fossil plants operated at an equivalent availability factor of 78 percent in 1997 and 76 percent in 1996. The Company's nuclear plants operated at an equivalent availability factor of 67 percent in 1997 and 76 percent in 1996. BV Unit 1 went off-line on September 27, 1997, for a scheduled refueling outage, and returned to service on January 21, 1998. Perry Unit 1 completed a refueling outage on October 23, 1997. This outage lasted 40 days, a record for Perry Unit 1. The next refueling outage for BV Unit 1 is currently scheduled to begin in April 1999. The next refueling outages for BV Unit 2 and Perry Unit 1 are currently scheduled to begin in September 1998 and March 1999, respectively. The timing and duration of scheduled maintenance and refueling outages, as well as the duration of forced outages, affect the availability of power stations. The Company normally experiences its peak demand in the summer. The 1997 and all-time customer system peak demand of 2,671 MW occurred on July 15, 1997.

  BV Unit 1 went off-line January 30, 1998, due to an issue identified in a technical review recently completed by the Company. BV Unit 2 went off-line December 16, 1997, to repair the emergency air supply system to the control room and has remained off-line due to other issues identified by a similar technical review of BV Unit 2. These technical reviews are in response to a 1997 commitment made by the Company to the NRC. The Company is one of many utilities faced with these technical issues, some of which date back to the original design of Beaver Valley Power Station (BVPS). Both BVPS units remain off-line for a revalidation of technical specification surveillance testing requirements of various plant systems. Based on the current status of the revalidation process, the Company currently anticipates that both BVPS units will remain off-line through March 1998.

  BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. The units continue to operate at 100 percent reactor power, although approximately 17 percent of BV Unit 1 and 2 percent of BV Unit 2 steam generator tubes have been removed from service. Material acceleration in the rate of ODSCC could lead to a loss in plant efficiency and significant repairs or replacement of BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is estimated at $125 million, $59 million of which would be the Company's responsibility. The earliest that the BV Unit 1 steam generators could be replaced during a scheduled refueling outage is the fall of 2000.

Fossil Fuel
--------------------------------------------------------------------------------
    The Company believes that sufficient coal for its coal-fired generating units will be available from various sources to satisfy its requirements for the foreseeable future. During 1997, approximately 2.3 million tons of coal were consumed at the Company's two wholly owned coal-fired stations, Cheswick Power Station (Cheswick) and Elrama Power Station (Elrama).

    The Company owns Warwick Mine, an underground mine located in southwestern Pennsylvania. At December 31, 1997, the Company's net investment in the mine was $10.7 million. The Company estimates that, at December 31, 1997, its economically recoverable coal reserves at Warwick Mine were in excess of 1.5 million tons. An unaffiliated contract operator at Warwick Mine encountered adverse geologic conditions late in 1996 that resulted in a contract default. Commencing in 1997, a new unaffiliated operator began producing approximately 360,000 tons of coal per year for exclusive use at Elrama. The Company purchases the remaining coal for use at Elrama on the open market. The current estimated liability for mine closing, including final site reclamation, mine water treatment and certain labor liabilities is $47.6 million, and the Company has recorded a liability on the consolidated balance sheet of approximately $27.5 million toward these costs.

    During 1997, 34 percent of the Company's coal supplies were provided by contracts, including Warwick Mine, with the remainder satisfied through purchases on the spot market. The Company had three long-term contracts in effect at December 31, 1997 that, in combination with spot market purchases, are expected to furnish an adequate future coal supply. The Company does not anticipate any difficulty in replacing or renewing these contracts as they expire from 2000 through 2005. At December 31, 1997, the Company's wholly owned and jointly owned generating units had on hand an average coal supply of 41 days.

Nuclear Fuel
--------------------------------------------------------------------------------
    The cycle of production and utilization of nuclear fue consists of (1) mining and milling of uranium ore and processing the ore into uranium concentrates, (2) converting uranium concentrates to uranium hexafluoride, (3) enriching the uranium hexafluoride, (4) fabricating fuel assemblies, (5) utilizing the nuclear fuel in the generating station reactor, and (6) storing and disposing of spent fuel.

    An adequate supply of uranium is under contract to meet the Company's requirements for its jointly owned/leased nuclear units through 2000. An adequate supply of conversion services through the year 2002 is also under contract. Enrichment services for the Company's joint interests in BV Units 1 and 2 and Perry Unit 1 will be supplied through fiscal year 1999 under a United States Enrichment Corporation's (USEC) Utility Services contract. The Company has terminated, at zero cost, all of its enrichment services requirements under this contract for the fiscal years 2000 through 2005 and is planning to secure required enrichment services during this period from other suppliers. The Company continues to review on an annual basis its alternatives for enrichment services for the years 2006 through 2014 under the USEC contract and may terminate these future years if it can arrange more cost-effective alternative enrichment services. Fuel fabrication contracts are in place to supply reload requirements through 2002 and 2003 respectively, for BV Unit 1 and BV Unit 2 and the life of plant for Perry Unit 1. The Company will continue to make arrangements for future uranium supply and related services, as required. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Nuclear Fuel Leasing" discussion on page 16.)

Nuclear Decommissioning
--------------------------------------------------------------------------------
    The Company expects to decommission BV Unit 1, BV Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license in 2016, 2027 and 2026. At the end of its operating life, BV Unit 1 may be placed in safe storage until BV Unit 2 is ready to be decommissioned, at which time the units may be decommissioned together.

    Based on site-specific studies conducted in 1997 for BV Unit 1 and BV Unit 2, and a 1997 update of the 1994 study for Perry Unit 1, the Company's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, is $170 million, $55 million and $90 million, respectively. The amount currently being used to determine the Company's cost of service related to decommissioning all three nuclear units is $224 million. The Company is seeking recovery of any potential shortfall in decommissioning funding as part of either its Restructuring Plan or its Stand-Alone Plan. (See
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters" on page 17.)

    With respect to the transition to a competitive generation market, the Customer Choice Act requires that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. Consistent with this requirement, in 1997 the Company increased its annual contributions to the decommissioning trusts by $5 million to approximately $9 million. The Company has received approval from the Internal Revenue Service (IRS) for qualification of 100 percent of additional nuclear decommissioning trust funding for BV Unit 2 and Perry Unit 1, and 79 percent for BV Unit 1.

    Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at December 31, 1997 totaled approximately $47.1 million.

Nuclear Insurance
--------------------------------------------------------------------------------
    The Price-Anderson amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. The maximum available private primary insurance of $200 million has been purchased by the Company. Additional protection of $8.7 billion would be provided by an assessment of up to $79.3 million per incident on each nuclear unit in the United States. The Company's maximum total possible assessment, $59.4 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If assessments from the nuclear industry prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the industry.

    The Company's share of insurance coverage for property damage, decommissioning and decontamination liability is $1.2 billion. The Company would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited
(NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, the Company could be assessed retrospective premiums totaling a maximum of $5.8 million.

    In addition, the Company participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. Subject to the policy deductible, terms and limit, the coverage provides for a weekly indemnity of the estimated incremental costs during the three year period starting 21 weeks after an accident, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, the Company could be assessed retrospective premiums totaling a maximum of $3.4 million.

Spent Nuclear Fuel Disposal
--------------------------------------------------------------------------------
    The Nuclear Waste Policy Act of 1982 established a federal policy for handling and disposing of spent nuclear fuel and a policy requiring the establishment of a final repository to accept spent nuclear fuel. Electric utility companies have entered into contracts with the United States Department of Energy (DOE) for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent nuclear fuel before 2010. The DOE has not yet established an interim or permanent storage facility, despite a ruling by the United States Court of Appeals for the District of Columbia Circuit that the DOE was legally obligated to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Existing on-site spent nuclear fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2017, 2011 and 2011, respectively.

    In early 1997, the Company joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997, was not entirely in favor of the DOE or the utilities. The court permitted the DOE to pursue alternative dispute resolution, but prohibited it from using its lack of a spent fuel repository as a defense. The DOE has requested a rehearing on the matter, which has yet to be scheduled.

Uranium Enrichment Obligations
--------------------------------------------------------------------------------
    Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At December 31, 1997, the Company's liability for contributions was approximately $7.2 million (subject to an inflation adjustment). (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters" on page 17.)

Environmental Matters
--------------------------------------------------------------------------------
    Various federal and state authorities regulate the Company with respect to air and water quality and other environmental matters. The Company believes it is in current compliance with all material applicable environmental regulations.

    The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and The Superfund Amendments and Reauthorization Act of 1986 (Superfund) established a variety of informational and environmental action programs. The Environmental Protection Agency (EPA) previously informed the Company of its potential involvement in three hazardous waste sites. The Company reached agreements to make de minimis financial settlements related to these sites in order to resolve any associated liability. Through its acquisition of GSF Energy
(GSF), the Company indirectly became involved in three additional hazardous waste sites. GSF was a minor contributor of materials to each site, and other solvent potentially responsible parties are involved. GSF believes that available defenses, along with its overall limited involvement, will limit any potential liability it may have for clean-up costs. Additionally, as part of the GSF acquisition the Company is indemnified for any costs that it may incur related to these sites by at least one financially responsible party. Accordingly, the Company believes that these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

    As required by Title V of the Clean Air Act Amendments (Clean Air Act), the Company filed comprehensive air operating permit applications for Cheswick, Elrama, BI and Phillips during the last half of 1995. Approval is still pending for these applications. The Company filed its Title IV Phase II Clean Air Act compliance plan with the PUC on December 27, 1995. The Company also filed Title IV Phase II permit applications for oxides of nitrogen (NO\\X\\) emissions from Cheswick, Elrama and Phillips with the Allegheny County Health Department and the Pennsylvania Department of Environmental Protection (DEP) on December 23, 1997.

    Although the Company believes it has satisfied all of the Phase I Acid Rain Program requirements of the Clean Air Act, the Phase II Acid Rain Program requires significant additional reductions of sulfur dioxide (SO\\2\\) and NO\\X\\ by the year 2000. The Company currently has 662 MW of nuclear capacity and 887 MW of coal capacity equipped with SO\\2\\ emission-reducing equipment (excluding 300 MW of regulatory assets at Phillips). Through the year 2000, the Company is considering a combination of compliance methods that include fuel switching; increased use of, and improvements in, SO\\2\\ emission-reducing equipment; low NO\\X\\ burner technology; and the purchase of emission allowances for those remaining stations not in compliance.

    The Company has developed, patented and installed low NO\\X\\ burner technology for the Elrama boilers. These cost-effective NO\\X\\ reduction systems installed on the Elrama roof-fired boilers were specified as the benchmark for the industry for this class of boilers in the EPA's final Group II rulemaking. The Company is also currently evaluating additional low-cost, developmental NO\\X\\ reduction technologies at Cheswick. In 1997 the Company tested combustion-related NO\\X\\ controls at Cheswick, with positive results, and expects to install low-cost modifications and a new flue gas conditioning system to maximize the effects of such controls.

    In addition to the Phase II Acid Rain Program requirements, the Company is responsible for additional NO\\X\\ reduction requirements to meet the current Ozone Ambient Air Quality Standards under Title I of the Clean Air Act. Compliance with the current ozone standard is based on pre-1997 ozone data using a one-hour average value approach. Flue gas conditioning and post-combustion NO\\X\\ reduction technologies may be employed to meet the one-hour standard if economically justified. Also, the Company is examining and developing innovative emissions technologies designed to reduce costs. The Company also continues to work with the operators of its jointly owned stations to implement cost-effective compliance strategies to meet these requirements.

    The Company is closely monitoring other future air quality programs and air emission control requirements that could result from more stringent ambient air quality and emission standards for SO\\2\\ and NO\\X\\ particulates and other by-products of coal combustion. In 1997, the DEP finalized a regulation to implement the additional NO\\X\\ control requirements that were recommended by the Ozone Transport Commission. The estimated costs to comply with this program have been included in the Company's capital cost estimates through the year 2000. The Company currently estimates that additional capital costs to comply with Clean Air Act requirements through the year 2000 will be approximately $20 million.

    In July 1997, the EPA announced new national ambient air quality standards for ozone and fine particulate matter. To allow each state time to determine what areas may not meet the standards and to adopt control strategies to achieve compliance, the ozone standards will not be implemented until 2004, and the fine particulate matter standards will not be implemented until 2007 or later. Because appropriate state ambient air monitoring and implementation plans have not been developed, the costs of compliance with these new standards cannot be determined by the Company at this time.

    In December 1997, more than 160 nations reached a preliminary agreement (Kyoto Protocol), under which, among other things, the United States would be required to reduce its greenhouse gas emissions during the years 2008 through 2012. However, as the Kyoto Protocol has yet to be either signed or ratified, and the related greenhouse gas reduction programs remain undeveloped, the costs of compliance cannot be determined by the Company at this time.

    In 1992, the DEP issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. The Company is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Capital costs of $2.8 million were incurred by the Company in 1997 to comply with these DEP regulations. Based on information currently available, approximately $8 million will be spent in 1998. The additional capital cost of compliance through the year 2000 is estimated, based on current information, to be approximately $16 million. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.

    The Company is involved in various other environmental matters. The Company believes that such matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.

Other
--------------------------------------------------------------------------------
Customer Advanced Reliability System

    The Customer Advanced Reliability System (CARS) is a communications service that provides the Company with an electronic link to its customers, including the ability to read customer meters. In September 1997, the Company amended its service contract with Itron, Inc., with respect to CARS. The amendment extends by one year, into 1998, the period during which Itron, Inc., will install and finalize the system. As of December 31, 1997, more than 98 percent of customers' meters had been adapted for CARS, and more than 450,000 meters were being read automatically.

Year 2000

    Many existing computer programs use only two digits to identify a year (for example, "98" is used to represent "1998"). Such programs read "00" as the year 1900, and thus may not recognize dates beginning with the year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered. Such failures could cause disruptions in normal business operations.

    In 1994, the Company inventoried and assessed the critical information systems that impact operations and financial reporting (including systems with respect to the general ledger, supply chain, billing, payroll, human resources, financial reporting and certain types of data for plant maintenance) in order to develop a strategy to address required computer software changes and upgrades relating to such operations. By 1995, a plan to test and, as necessary, replace, upgrade or repair these systems had been developed and implementation had begun, with an anticipated completion date in 1999. Although implementation of the plan has been accelerated in certain respects by Year 2000 issues, the planned replacement, upgrade and repair of the systems is also generally required for business purposes unrelated to the Year 2000 issue. The Company currently believes that implementation of the plan will minimize its Year 2000 issues relating to these systems. Replacement, upgrade and repair projects that have been completed or are currently in progress include, without limitation, the replacement of an integrated plant maintenance system at BVPS (including related computer hardware), replacement of the supply chain (purchasing and inventory) system, and release upgrades of packaged software for the corporate financial recordkeeping system. The cost of all such projects is currently estimated to be $35 million, approximately one-half of which had been incurred through 1997. Duquesne has been expensing or capitalizing such costs in accordance with appropriate accounting policies.

    The Company has assembled a team to inventory and assess the Year 2000 issues that impact it. The team is comprised of management representatives from all functional areas of the Company's businesses. In addition to monitoring the information systems plan described above, the goals of the team include an assessment of the Company's exposure to Year 2000-related problems in devices and equipment containing embedded microprocessors that may not correctly identify the year, as well as potential problems that may originate with third parties outside the Company's control. The Company also participates in the Electric Power Research Institute's project to share information about technical issues regarding the Year 2000 problem with other entities in the electric utility industry.

    Given the fact that the Company's assessment, as noted above, is currently in progress, the Company cannot currently estimate the exact extent of any outstanding Year 2000 systems and equipment issues, the specific time frame in which any required corrections would need to be made and the costs to the Company in correcting any possible related outstanding matters. Until the Company's assessment is completed, it cannot determine whether Year 2000 issues and related costs will be material to the Company's operations, financial condition and results of operations.

Retirement Plan Measurement Assumptions

    The Company decreased the discount rate used to determine the projected benefit obligation on the Company's retirement plans at December 31, 1997 to 7.0 percent. The assumed change in future compensation levels and assumed rate of return on plan assets were also decreased to reflect current market and economic conditions. The effects of these changes on the Company's retirement plan obligations are reflected in the amounts shown in "Employee Benefits," Note M to the consolidated financial statements, on page 43. The resulting change in related expenses for subsequent years is not expected to be material.

Recent Accounting Pronouncements

    SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130) and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), have been issued and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. SFAS No. 131 requires certain disclosures about business segments of an enterprise, if applicable. The adoption of SFAS No. 130 and SFAS No. 131 is not expected to have a significant impact on the Company's financial statements or disclosures.

                         ______________________________

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

Executive Officers of the Registrant
-------------------------------------------------------------------------------
  Set forth below are the names, ages as of March 1, 1998, and positions during the past five years of the executive officers of DQE. Additional information related to the executive officers of DQE and Duquesne is set forth on page 21 of DQE's Annual Report to Shareholders for the year ended December 31, 1997. The information is incorporated here by reference.



Name                           Age                                Office

David D. Marshall              45              President and Chief Executive Officer since
                                                August 1996.  Executive Vice President
                                                since February 1995.  Vice President from July 1989
                                                to February 1995.

Gary L. Schwass                52              Executive Vice President and Chief Financial
                                                Officer since February 1995. Vice President from
                                                January 1990 to February 1995 and Treasurer and Principal
                                                Financial Officer from July 1989 to August 1996.

James D. Mitchell              46              Vice President since February 1995. Assistant
                                                Treasurer from January 1990 to February 1995.

Victor A. Roque                51              Vice President since April 1995 and General
                                                Counsel since November 1994. Previously Vice
                                                President, General Counsel and Secretary for
                                                Orange and Rockland Utilities from
                                                April 1989 to November 1994.

Morgan K. O'Brien              37              Vice President since October 1997. Controller and
                                                Principal Accounting Officer since October
                                                1995. Assistant Controller from  December 1993 to
                                                October 1995. Manager, Corporate Taxes at  Duquesne Light
                                                Company from September 1991 to December 1993.

Donald J. Clayton              43              Vice President since October 1997. Treasurer since
                                                August 1996.  Assistant Treasurer from October 1995
                                                to August 1996. Treasurer of Duquesne Light
                                                Company since January 1995 and Assistant Treasurer
                                                from May 1990 to January 1995.

Jack E. Saxer, Jr.             54             Vice President since April 1996. Assistant Treasurer
                                               from January 1996 to April 1996.  Assistant Vice
                                               President - Administration of Duquesne Light
                                               Company since January 1995, and General
                                               Manager - Pension, Investments and Insurance
                                               from January 1989 to January 1995.

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


                                           Company's
                                           Share of         Plant Output
                                           Capacity          Year Ended
                                          (Megawatts)     December 31, 1997
     Name and Location         Type     Summer   Winter   (Megawatt-hours)
----------------------------  -------  --------  ------  ------------------

Cheswick                       Coal       562     570          3,475,197
 Springdale, Pa.
Elrama                         Coal       474     487          2,097,700
 Elrama, Pa.
Sammis Unit 7 (1)              Coal       187     187            998,838
 Stratton, Ohio
Eastlake Unit 5 (1)            Coal       186     186            730,184
 Eastlake, Ohio
Beaver Valley Unit 1 (1)       Nuclear    385     385          1,925,121
 Shippingport, Pa.
Beaver Valley Unit 2 (1)       Nuclear    113     113            878,998
 Shippingport, Pa.
Perry Unit 1 (1)               Nuclear    161     164          1,117,806
 North Perry, Ohio
Bruce Mansfield Unit 1 (1)     Coal       228     228          1,397,484
 Shippingport, Pa.
Bruce Mansfield Unit 2 (1)     Coal        62      62            297,012
 Shippingport, Pa.
Bruce Mansfield Unit 3 (1)     Coal       110     110            511,924
 Shippingport, Pa.
Brunot Island                  Oil        166     178              5,034
 Brunot Island, Pa.
                                        -----   -----         ----------
Total                                   2,634   2,670         13,435,298
                                        =====   =====         ==========

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

  The Company owns the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania. (See Item 1. BUSINESS "Fossil Fuel" discussion on page 4.)

  Additional information relating to Item 2. PROPERTIES, is set forth in "Property, Plant and Equipment," Note C to the consolidated financial statements on page 29 of this Report. The information is incorporated here by reference.

Item 3.  Legal Proceedings.

Rate-Related Legal Proceedings, Property, Plant and Equipment - Related Legal Proceedings and Environmental Legal Proceedings
--------------------------------------------------------------------------------
Eastlake Unit 5

  In September 1995, the Company commenced arbitration against CEI, seeking damages, termination of the Operating Agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. In October 1995, CEI commenced an action against the Company in the Court of Common Pleas, Lake County, Ohio seeking to prevent the Company from taking any action to effect a partition on the basis of a waiver of partition covenant contained in the deed to the land underlying Eastlake. CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of Eastlake. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Currently, the parties are engaged in settlement discussions. The Company anticipates that a trial will commence late in 1998.

Proposed Merger

    In September 1997 the City of Pittsburgh filed a federal antitrust suit seeking to prevent the merger and asking for monetary damages. Although the United States District Court for the District of Western Pennsylvania dismissed the suit in January 1998, the City filed an appeal and asked for expedited review. The Company anticipates a decision on whether the appeal has been granted by late March 1998. Unless otherwise indicated, all information presented in this report relates to the Company only and does not take into account the proposed merger between the Company and AYE.

  Proceedings involving the Company's rates are reported in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters." Proceedings involving Property, Plant and Equipment are reported in
Item 1. BUSINESS "Property, Plant and Equipment." Proceedings involving environmental matters are reported in Item 1. BUSINESS "Environmental Matters."


Item 4.  Submission of Matters to a Vote of Security Holders.

 Not applicable.


                                    Part II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

  Information relating to the market for DQE's Common Stock and other matters related to its holders is set forth inside of the back cover of the DQE Annual Report to Shareholders for the year ended December 31, 1997 and on page 43 in Note L and page 46 in Note N hereto. The information is incorporated here by reference. During 1997 and 1996, DQE declared quarterly dividends on its common stock totaling $1.38 per share and $1.30 per share, respectively. At February 28, 1998, there were approximately 72,000 holders of record of the Common Stock of DQE.


Item 6.  Selected Financial Data.

  Selected financial data for each year of the eleven-year period ended December 31, 1997, are set forth on pages 22 and 23 of the DQE Annual Report to Shareholders for the year ended December 31, 1997. The information is incorporated here by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
--------------------------------------------------------------------------------
  The Company's future financial condition and its future operating results are substantially dependent upon the effects of the Restructuring Plan or Stand-Alone Plan currently before the PUC. The Company expects to be given the opportunity to fully recover its transition costs. However, to the extent the Company does not ultimately recover its transition costs, a charge against earnings would be recognized. Such charge could have a materially adverse effect on the Company's financial position, results of operations and cash flows. (See "Rate Matters" on page 17.)

Earnings and Dividends

  The Company's earnings per share in 1997 were $2.57, versus 1996 earnings per share of $2.32, a $0.25 or 10.8 percent increase. Net income increased to $199.1 million in 1997 from $179.1 million in 1996, a $20.0 million or 11.2 percent increase. In 1997, Duquesne contributed $1.78 to earnings per share, a decrease from the prior year earnings per share contribution of $1.89. The decrease was the result of the incremental $25 million accelerated nuclear fixed asset recovery as detailed in Duquesne's 1996 PUC-approved mitigation plan. Despite mild 1997 temperatures as compared to 1996, the utility increased total sales to electric utility customers, primarily as a result of stronger industrial sales. The market-driven subsidiaries contributed $0.79 or 30.7 percent of total earnings per share in 1997, up from $0.43 or 18.5 percent of total earnings per share in 1996. The sale of Chester Engineers (Chester) in the second quarter of 1997 and the sale of Exide Electronics Group, Inc. (Exide) stock in the fourth quarter of 1997 together contributed $0.17 to earnings per share. The remaining increase is the result of earnings attributable to the increased level of long-term investments.

  Earnings per share in 1996 were $2.32, an increase of $0.12 or 5.5 percent over 1995 earnings per share of $2.20. Net income of $179.1 million in 1996 was greater by $8.5 million or 5.0 percent from net income of $170.6 million in 1995. Duquesne contributed to earnings per share $1.89 in 1996 and $1.88 in 1995. The slight increase was the result of increased income from long-term investments made during late 1995 and 1996, offset by the $25 million accelerated nuclear fixed asset recovery as detailed in Duquesne's 1996 PUC-approved mitigation plan. In 1996, the market-driven subsidiaries added $0.43, a
34.4 percent increase over the 1995 contribution, due primarily to income from long-term investments made during late 1995 and 1996 and to increased income at Chester.

  Once all dividends on DQE's Preferred Stock, Series A (Convertible), $100 liquidation preference per share (DQE Preferred Stock), have been paid, dividends may be paid on the Company's common stock to the extent permitted by law and as declared by the board of directors. However, payments of dividends on Duquesne's common stock may be restricted by Duquesne's obligations to holders of preferred and preference stock pursuant to Duquesne's Restated Articles of incorporation and by obligations of Duquesne's subsidiaries to holders of their preferred securities. No dividends or distributions may be made on Duquesne's common stock if Duquesne has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of total common shareholder's equity to total capitalization is less than specified percentages. As all of Duquesne's common stock is owned by the Company, to the extent that Duquesne cannot pay common dividends, the Company may not be able to pay dividends on its common stock or DQE Preferred Stock.

  The Company has continuously paid dividends on common stock since 1953. The Company's annualized dividends per share were $1.44, $1.36 and $1.28 at December 31, 1997, 1996 and 1995, respectively. During 1997, the Company paid a quarterly dividend of $0.34 per share on each of January 1, April 1, July 1 and October 1. The quarterly dividend declared in the fourth quarter of 1997 was increased from $0.34 to $0.36 per share payable January 1, 1998. The Company expects that funds generated from operations will continue to be sufficient to pay dividends. The Company's need for and the availability of funds will be influenced by, among other things, new investment opportunities; the economic activity within the Company's utility service territory; competitive and environmental legislation; and regulatory matters experienced by the electric utility industry generally, more specifically the transition to competition and related issues pending in Pennsylvania. (See "Rate Matters" on page 17.) The Company's stock price was $35.13 at the end of 1997. The book value per share of common stock was $19.30 at December 31, 1997, which represents a 7.2 percent increase in book value since December 31, 1996.

Revenues

  Total operating revenues in 1997 decreased $7.0 million or 0.6 percent as compared to 1996. Comparing 1996 and 1995 operating revenues, there was an increase of $6.0 million or 0.5 percent.


-------------------------------------------------------------------------------
                                          Increase (Decrease) from Prior Year
(Revenues in Millions of Dollars)                1997             1996
-------------------------------------------------------------------------------
                                          KWH      Revenues    KWH    Revenues
Residential                               (1.6)%     $  0.5   (1.7)%     $(8.9)
Commercial                                (0.7)%        5.2     0.1%      (2.1)
Industrial                                 6.5 %        8.0     1.5%       0.0
Less: Provision for Doubtful Accounts                   0.4               (2.8)
-------------------------------------------------------------------------------
 Sales to Electric Utility Customers       1.0 %       13.3     0.0%      (8.2)
-------------------------------------------------------------------------------
Sales to Other Utilities                 (56.4)%      (33.4)   11.3%       2.3
Other Revenues                                         13.1               11.9
-------------------------------------------------------------------------------
 Total                                   (11.1)%     $ (7.0)    2.2%     $ 6.0
===============================================================================

Sales to Electric Utility Customers

  Operating revenues are primarily derived from the Company's sales of electricity. Currently the PUC authorizes rates for electricity sales which are cost-based and are designed to recover the Company's operating expenses and investment in electric utility assets and to provide a return on the investment. Customer revenues fluctuate as a result of changes in sales volume and changes in fuel and other energy costs, as these costs are generally recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR). Under current fuel cost recovery provisions, fuel revenues generally equal fuel expense, including the fuel component of purchased power, and do not affect net income. As required under the Customer Choice Act, the Company has filed with the PUC its plan addressing its proposed restructuring to operate in a competitive environment including unbundled charges for transmission, distribution, generation, and a CTC. The Company cannot predict what rates the PUC will authorize in connection with these filings and the phase-in to competition. (See "Rate Matters" on page 17.)

  Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

  1997 Compared to 1996: In 1997, net customer revenues reflected on the statement of consolidated income increased $13.3 million or 1.2 percent from 1996. The variance can be attributed primarily to an increase in revenues to cover an increase in customer energy costs. The customer energy cost increase was $19.9 million. To a lesser extent, customer revenues were favorably impacted by an increase of 6.5 percent in industrial kilowatt hour (KWH) sales. Sales to a new customer, an industrial gas supplier, represent 64 percent of the increase, while the remaining increase is due to expansion of one of the Company's largest customers' manufacturing facilities. Residential and commercial sales decreased 95,295 KWH when comparing 1997 and 1996 due to mild 1997 temperatures. Sales to the Company's 20 largest customers accounted for approximately 14 percent of customer revenues in 1997, 1996 and 1995.

  1996 Compared to 1995: Net customer revenues decreased $8.2 million or 0.8 percent in 1996 compared to 1995. The variance can be attributed primarily to decreased residential customer KWH sales of 1.7 percent due to unseasonably warm summer temperatures in 1995, as compared to 1996, resulting in decreased revenues of $8.9 million. Industrial KWH sales volume in 1996 increased when compared to the prior year because of a self-generation outage experienced in 1996 by one of the Company's large industrial customers.

Sales to Other Utilities

  Short-term sales to other utilities are regulated by the FERC and are made at market rates. Fluctuations in electricity sales to other utilities are related to the Company's customer energy requirements, the energy market and transmission conditions, and the availability of the Company's generating stations. Future levels of short-term sales to other utilities will be affected by market rates.

  1997 Compared to 1996: The Company's electricity sales to other utilities in 1997 were $33.4 million or 57.4 percent less than in 1996. The reduction is due to reduced availability of generating capacity as a result of the sale of the Company's 50 percent interest in the Ft. Martin Power Station (Ft. Martin) in October 1996 and to a 9.1 percent increase in other generating stations' outage hours when compared to 1996.

  1996 Compared to 1995: In 1996, electricity sales to other utilities were $2.3 million or 4.2 percent greater than in 1995 due to the timing of generating station outages.

Other Operating Revenues

  Other operating revenues include the Company's non-KWH utility revenues and revenues from market-based operating activities.

  1997 Compared to 1996: The other operating revenue increase of $13.1 million or 14.2 percent when comparing 1997 to 1996 is the result of $20.4 million in revenues from a landfill gas recovery investment made in the fourth quarter of 1996 and growth in the market-driven businesses, partially offset by decreased revenues as a result of the sale of Chester in the second quarter of 1997.

  1996 Compared to 1995: The increase of $11.9 million or 14.7 percent in other operating revenues in 1996 as compared to 1995 is primarily due to increased revenues at Chester, then a wholly owned subsidiary of DE, and revenues of a landfill gas recovery investment made in the fourth quarter of 1996.

Operating Expenses
Fuel and Purchased Power Expense

  Fluctuations in fuel and purchased power expense generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings in 1997, 1996 and 1995. Under the Company's mitigation plan approved by the PUC in June 1996, the level of energy cost recovery is capped at 1.47 cents per KWH through May 2001. Pending the outcome of the Company's Restructuring Plan or Stand-Alone Plan filing, the Company may freeze the ECR and roll it into base rates. (See "Rate Matters" on page 17).

  1997 Compared to 1996: Fuel and purchased power expense decreased $13.5 million or 5.7 percent in 1997, as compared to 1996, as a result of an 11.1 percent reduction in energy volume supplied. The $26.7 million decrease due to energy volume supplied was partially offset by increased energy costs of $13.2 million, primarily the result of purchased power prices. Reduced availability of generating stations due to a 9.1 percent increase in outage hours forced the Company to buy purchased power during high demand periods, resulting in increased costs.

  1996 Compared to 1995: The increase of $5.0 million or 2.1 percent in 1996 as compared to 1995 was the result of a 33 percent increase in purchased power prices. This increase was partially offset by lower nuclear fuel costs.

Other Operating Expense

  1997 Compared to 1996: The increase of $7.8 million or 2.6 percent in 1997 as compared to 1996 can be attributed to operating costs from a landfill gas recovery investment made in the fourth quarter of 1996 and growth in the market-driven businesses, partially offset by the reduced operating costs associated with Chester, which was sold during the second quarter of 1997.

  1996 Compared to 1995: Other operating expense increased $6.0 million when comparing 1996 to 1995. The increase was the result of several factors, including a one-time lease charge, a full year of expense for DES in 1996 and operating costs of a landfill gas recovery investment made in the fourth quarter of 1996.

Maintenance Expense

  1997 Compared to 1996: Maintenance expense increased $4.5 million or 5.7 percent. During 1997 there were approximately 21 percent more forced outage hours at nuclear stations than in 1996.

  1996 Compared to 1995: Maintenance expense decreased $3.1 million or 3.8 percent in 1996 from 1995. The decrease was primarily due to lower maintenance outage costs as a result of fewer fossil station outages in 1996.

Depreciation and Amortization Expense

  1997 Compared to 1996: During 1997, depreciation and amortization expense increased $19.9 million or 8.9 percent from 1996. The May 1, 1996 increase in the Company's electric utility operations' composite depreciation rate from 3.5 percent to 4.25 percent resulted in higher depreciation for the first four months of 1997; in addition, accelerated nuclear lease recovery, which began on May 1, 1997, resulted in higher annualized amortization expense by $25 million. Offsetting the increase by $8.5 million was the mid-1996 completion of the recovery of the investment in Perry Unit 2, the construction of which was abandoned by the Company in 1986. The remaining increase can be attributed to incremental depreciation for 1997 fixed asset additions and an increased level of nuclear decommissioning cost recognition.

  1996 Compared to 1995: Depreciation and amortization expense increased $20.4 million in 1996 when compared to 1995 primarily due to the increase in the Company's electric utility operations' composite depreciation rate from 3.5 percent to 4.25 percent effective May 1, 1996. During the third quarter of 1996, the Company completed recovery of its investment in Perry Unit 2, the construction of which was abandoned by the Company in 1986. The resultant decrease in amortization expense was offset by the Company's increase in depreciation, as well as $9 million that was expensed related to the depreciation portion of deferred rate synchronization costs in conjunction with the Company's 1996 PUC-approved mitigation plan.

Taxes Other Than Income Taxes

  During 1997 and 1996, taxes other than income taxes decreased $3.4 million and $2.7 million, respectively, from the prior year, primarily due to the reduced West Virginia business and occupation taxes as a result of the sale of Ft. Martin in the fourth quarter of 1996.

Other Income

  1997 Compared to 1996: The Company increased other income significantly over 1996 levels. A $56.0 million or 75.9 percent increase in other income resulted from long-term investment income, gains on the sale of Chester and Exide stock, and interest and dividend income from a higher level of short-term investments. The increase in long-term investment income of approximately $15 million was the result of investments made late in 1996 and throughout 1997. The Company invested approximately $180 million in lease investments in 1997. In the second quarter of 1997, Chester was sold for a pre-tax gain of approximately $12 million, net of estimated costs of the sale. In the fourth quarter of 1997, the Company's investment in Exide stock was sold for a pre-tax gain of approximately $11 million.

  1996 Compared to 1995: The increase of $21.5 million in other income, when comparing 1996 and 1995, was primarily the result of income from long-term investments made during late 1995 and 1996.

Interest and Other Charges

  1997 Compared to 1996: Interest and other charges increased $5.4 million or
4.9 percent during 1997 as compared to 1996. The increase in 1997 was primarily the result of paying a full year of dividends in 1997 related to the Monthly Income Preferred Securities (MIPS) issued in May 1996.

  1996 Compared to 1995: The increase in interest and other charges in 1996 from 1995 was $2.7 million related to the MIPS issued in May 1996 and $2.5 million of interest on new term loans. The interest expense increase was offset by decreases from the retirement of long-term debt and preferred stock of subsidiaries during 1995.

Income Taxes

  Income taxes were higher in 1997 as compared to 1996 by $8.4 million and lower in 1996 as compared to 1995 by $9.3 million. The 1997 variance was due to a higher level of taxable income primarily as a result of the gains recognized with the sale of Chester and Exide. In comparing 1996 and 1995, income taxes decreased primarily due to reduced taxable income.

Liquidity and Capital Resources
-------------------------------------------------------------------------------
  The Company's future liquidity and capital resources could be reduced as a result of the Restructuring Plan or Stand-Alone Plan currently before the PUC. The Company cannot predict the level of transition cost recovery that will be permitted, the impact of any such recovery on the Company's capitalization and the continued compliance with the Company's debt covenants or whether internally generated cash will continue to meet or exceed the Company's capital requirements and dividend payments. (See "Rate Matters" on page 17.)

Capital Expenditures

  The Company spent approximately $118.3 million in 1997, $101.2 million in 1996 and $94.2 million in 1995 for capital expenditures, of which $93.7 million in 1997, $88.5 million in 1996 and $78.7 million in 1995 was spent for electric utility construction. The remaining capital expenditures were related to the Company's market-driven businesses. The Company's capital expenditures for electric utility construction focus on improving and/or expanding electric utility generation, transmission and distribution systems. The Company currently estimates that it will spend, excluding allowance for funds used during construction (AFC) and nuclear fuel, approximately $130 million during 1998 and $100 million in each of 1999 and 2000 for electric utility construction.

  In 1997, the Company formed a strategic alliance with CQ Inc. to produce E-Fuel(TM), a coal-based synthetic fuel. The first six plants to produce E-Fuel(TM) are under construction and are expected to be in operation by mid-1998. The Company estimates the cost of this construction to be approximately $25 million in 1998.

Long-Term Investments

  The Company has made long-term investments in the following areas: leases, affordable housing, gas reserves, energy solutions and water companies. Investing activities during 1997 included approximately $180 million in lease investments, $11 million in landfill gas reserve investments, $16 million in affordable housing investments, and $12 million in the decommissioning trust fund and other investments. During 1997, the Company committed to approximately $5 million in equity funding obligations for lease investments. Investing activities during 1996 included approximately $50 million in lease investments, $30 million in gas reserve investments, $15 million in affordable housing investments, and $6 million in energy solution and other investments. During 1996, the Company also committed to approximately $37 million in equity funding obligations for lease and affordable housing investments. The Company disposed of long-term leveraged lease assets totaling $18 million during 1996. Investing activities of approximately $192 million during 1995 were balanced between investment types.

  In 1997, the Company acquired 100 percent of the Class A Stock of AquaSource, Inc. (AquaSource), which was formed to acquire small and mid-sized water, wastewater and water services companies, with its initial focus in Texas. At December 31, 1997, the Company had invested approximately $7 million (of which approximately $1.5 million was in the form of DQE Preferred Stock) to acquire the stock or assets of seven water, wastewater and water services companies. In February 1998, the Company issued 159,732 shares of DQE Preferred Stock, representing an investment of approximately $16 million in a water company. The Company has committed approximately $24 million for additional investments in water, wastewater and water services companies for the first quarter of 1998.

  In 1997, the Company entered into a partnership with MCI Communications Corporation. The Company expects this partnership will lead to investment opportunities in the expanding telecommunications business.

  The Company is also pursuing power project opportunities through several of its investments, including landfill gas investments and certain leasehold investments, and its joint venture with Marathon Oil.

Financing

  The Company expects to meet its current obligations and debt maturities through the year 2002 with funds generated from operations and through new financings. At December 31, 1997, the Company was in compliance with all of its debt covenants.

  Mortgage bonds in the amount of $35 million matured in February 1998 and were retired using available cash. In February 1998, the Company issued a notice of redemption of $100 million principal amount of its 8.75 percent mortgage bonds, originally due in May 2022. The redemption date is March 1998, and the redemption price is 106.5625 percent of the principal amount, plus interest accrued until redemption. The redemption is to be partially financed with the proceeds of the February 1998 issuance of $40 million principal amount of 6.45 percent mortgage bonds, due in February 2008. The Company anticipates additional financing of the redemption through the further issuance of lower interest rate mortgage bonds. Mortgage bonds in the amount of $35 million and $5 million will mature in June and November 1998, respectively. The Company expects to retire these bonds with available cash or to refinance the bonds. (See "Rate Matters" on page 17.)

  The Company has $150 million in bank term loans outstanding at December 31, 1997, with $65 million maturing in 2000 and $85 million maturing in 2001.

  In July 1997, the Company authorized and registered 1,000,000 shares of the DQE Preferred Stock, all with $100 liquidation preference, for use in connection with acquisitions by the Company of other businesses, assets or securities. (See "Long-Term Investments" discussion on page 15.) As of December 31, 1997, 15,480 shares of DQE Preferred Stock had been issued and were outstanding. An additional 159,732 shares of DQE Preferred Stock were issued in February 1998.

  In October 1997, a Duquesne subsidiary issued ten shares of preferred stock, par value $100,000 per share. The holders of such shares are entitled to a 6.5 percent annual dividend to be paid each September 30.

  In May 1996, Duquesne Capital L.P. (Duquesne Capital), a special-purpose limited partnership of which Duquesne is the sole general partner, issued $150.0 million principal amount of 8 3/8 percent MIPS with a stated liquidation value of $25.00. The holders of MIPS are entitled to annual dividends of 8 3/8 percent, payable monthly. Such dividends are guaranteed by Duquesne.

Short-Term Borrowings

  At December 31, 1997, the Company had two extendible revolving credit arrangements, including a $125 million facility expiring in June 1998 and a $150 million facility expiring in October 1998. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. Both credit facilities contain two-year repayment periods for any amounts outstanding at the expiration of the revolving credit periods. At December 31, 1997 and December 31, 1996, there were no short-term borrowings outstanding.

Sale of Accounts Receivable

  The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The Company had no receivables sold at December 31, 1997 or December 31, 1996. The accounts receivable sales agreement, which expires in June 1998, is one of many sources of funds available to the Company. The Company may attempt to extend the agreement, replace it with a similar facility, or eliminate it upon expiration.

Nuclear Fuel Leasing

  The Company finances its acquisitions of nuclear fuel through a leasing arrangement under which it may finance up to $75 million of nuclear fuel. As of December 31, 1997, the amount of nuclear fuel financed by the Company under this arrangement totaled approximately $46.2 million. The actual nuclear fuel costs to be financed will be influenced by such factors as changes in interest rates; lengths of the respective fuel cycles;

reload cycle design; operations; and changes in nuclear material costs and services, the prices and availability of which are not known at this time. Such costs may also be influenced by other events not presently foreseen. The Company plans to continue leasing nuclear fuel to fulfill its requirements at least through September 1998, the remaining term of the leasing arrangement. The Company may attempt to extend the arrangement, replace it with a similar facility, or eliminate it upon expiration through the purchase of the balance of the nuclear fuel.

Rate Matters
-------------------------------------------------------------------------------
  The electric utility industry continues to undergo fundamental change in response to development of open transmission access and increased availability of energy alternatives. Under historical ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this historical ratemaking process, utilities have assets recorded on their balance sheets at above-market costs, thus creating transition or stranded costs.

  In Pennsylvania, the Customer Choice Act went into effect January 1, 1997. The Customer Choice Act enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Although the Customer Choice Act will give customers their choice of electric generation suppliers, delivery of the electricity from the generation supplier to the customer will remain the responsibility of the existing franchised utility. The Customer Choice Act also provides that the existing franchised utility may recover, through a CTC, an amount of transition costs that are determined by the PUC to be just and reasonable. Pennsylvania's electric utility restructuring is being accomplished through a two-stage process consisting of an initial customer choice pilot period (running through 1998) and a phase-in to competition period (beginning in 1999). For the first stage, the Company filed a pilot program with the PUC on February 27, 1997. For the second stage, the Company filed on August 1, 1997 its restructuring and merger plan (the Restructuring Plan) and its stand-alone restructuring plan (the Stand-Alone Plan) with the PUC. (See the detailed discussion of these plans on page 19.)

Customer Choice Pilots

  The pilot period gives utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. The Company pilot filing proposed unbundling transmission, distribution, generation and competitive transition charges and offered participating customers the same options that were to be available in a competitive generation market. The pilot was designed to comprise approximately 5 percent of the Company's residential, commercial and industrial demand. The 28,000 customers participating in the pilot may choose unbundled service, with their electricity provided by an alternative generation supplier, and will be subject to unbundled distribution and CTC charges approved by the PUC and unbundled transmission charges pursuant to the Company's FERC-approved tariff. On May 9, 1997, the PUC issued a Preliminary Opinion and Order approving the Company's filing in part, and requiring certain revisions. The Company and other utilities objected to several features of the PUC's Preliminary Opinion and Order. Hearings on several key issues were held in July. The PUC issued its final order on August 29, 1997, approving a revised pilot program for the Company. On September 8, 1997, the Company appealed the determination of the market price of generation set forth in this order to the Commonwealth Court of Pennsylvania. The Company expects a hearing to be scheduled for mid-1998. Although this appeal is pending, the Company complied with the PUC's order to implement the pilot program that began on November 3, 1997.

Financial Impact of Pilot Program Order

  It is anticipated that the net financial impact of the Company's customers' choosing alternative generation suppliers during the pilot period (through 1998) will be a reduction of operating revenues of approximately $1 million per month. (See "Forward-Looking Statements" discussion on page 20.) The Company is seeking in its Restructuring Plan and its Stand-Alone Plan to maintain current rates under Section 2804(4)(v) of the Customer Choice Act (Rate Cap Provision), which states that in certain circumstances an electric distribution utility may roll its energy cost rate into base rates without reducing its rates below the capped level if the PUC determines that excess earnings are to be used for mitigation of transition costs. The Company will reduce its accelerated nuclear lease amortization to offset the shortfall, if any, in operating revenues between the pilot program and the final approved rates.

Phase-In to Competition

  The phase-in to competition begins on January 1, 1999, when 33 percent of customers will have customer choice (including customers covered by the pilot program); 66 percent of customers will have customer choice no later than January 1, 2000; and all customers will have customer choice no later than January 1, 2001.

However, in its sole order to date (the PECO Order), the PUC ordered the phase-in provisions of the Customer Choice Act to require the acceleration of the second and third phases to January 2, 1999 and January 2, 2000, respectively. As they are phased-in, customers that have chosen an electricity generation supplier other than the Company will pay that supplier for generation charges, and will pay the Company a CTC (discussed below) and unbundled charges for transmission and distribution. Customers that continue to buy their generation from the Company will pay for their service at current regulated tariff rates divided into unbundled generation, transmission and distribution charges. The PECO Order concluded that under the Customer Choice Act, an electric distribution company, such as Duquesne, is to remain a regulated utility and may only offer PUC-approved, tariffed rates (including unbundled generation rates). Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the same manner as under current regulation.

Rate Cap and Transition Cost Recovery

  Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the rates they currently charge customers. The Company has mitigated in excess of $350 million of transition costs during the past three years through accelerated annual depreciation and a one-time write-down of nuclear generating station costs, accelerated recognition of nuclear lease costs, increased nuclear decommissioning funding, and amortization of various regulatory assets. This relative level of transition cost reduction, while holding rates constant, is unmatched within Pennsylvania.

  The PUC will determine what portion of a utility's transition costs that remain at January 1, 1999 will be recoverable through a CTC from customers. The CTC recovery period could last through 2005, providing a utility a total of up to nine years beginning January 1, 1997 to recover transition costs, unless this period is extended as part of a utility's PUC-approved transition plan. An overall four-and-one-half-year rate cap from January 1, 1997 will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions. Following is a summary of the Company's requested transition cost recovery, net of deferred taxes, as of January 1, 1999; the related net balances as of December 31, 1997; and the amounts mitigated during the past three years.


Transition Costs
--------------------------------------------------------------------------------------------
                                                Mitigation       Balance     CTC Recovery
(Amounts in Millions of Dollars)             1/1/95 - 12/31/97   12/31/97  Requested 1/1/99
--------------------------------------------------------------------------------------------
Nuclear generation plant (a)                      $232           $  968        $  877
Fossil generation plant (a)                        --               541           541
Generation-related regulatory assets (b)           103              382           357
Decommissioning costs (c)                           18              133           124
--------------------------------------------------------------------------------------------
 Total                                            $353           $2,024        $1,899
============================================================================================

  (a) Nuclear and fossil generation plant represent a projection of the amount by which the net book value, including materials and supplies inventories, and fuel inventories, of the generating plants exceeds the market value for these plants. "Nuclear generation plant" also includes the present value of future above-market lease payments related to the sale/leaseback of BV Unit 2.

  (b) Generation-related regulatory assets represent costs which under the historical ratemaking process were deemed recoverable from customers through future rates. These regulatory assets include, among other items, amounts related to future federal income tax payments, premiums paid to reacquire debt, initial operating costs of BV Unit 2 and Perry Unit 1, and energy costs not recovered currently.

  (c) Decommissioning costs represent the estimated present value of unfunded fossil and nuclear generation plant decommissioning costs.

Financial Exposure to Transition Cost Recovery

  Any estimate of the ultimate level of transition costs (including those set forth in the table above) depends on, among other things, the extent to which such costs are deemed recoverable by the PUC; the ongoing level of the Company's costs of operations; regional and national economic conditions; and growth of the Company's sales. The Company believes that it is entitled to recover substantially all of its transition costs, but cannot predict the outcome of this regulatory process. (See "Forward-Looking Statements" discussion on page 20.) Indeed, the PECO Order provides for recovery by PECO Energy Company (PECO) of 100 percent of transition costs determined to be just and reasonable by the PUC. However, in determining transition costs, the PUC found the market value of PECO's generating units to be significantly higher than the estimate of market value sponsored by PECO. Thus, the total amount of transition costs requested by PECO was significantly more than that allowed by the PUC in the PECO Order, as the PUC-determined market value offset a larger portion of the transition costs. The PUC-ordered recovery of PECO's transition costs through a CTC is permitted over an eight-and-one-half-year period beginning January 1, 1999. However, PECO is only permitted to earn a return on the unamortized balance of transition costs at a rate equal to its long-term cost of debt. In the event that the PUC rules that any or all of the Company's transition costs cannot be recovered through a CTC mechanism, or the Company fails to satisfy the requirements of SFAS No. 71, these costs will be written off. (See Item 1. BUSINESS "Regulation" on page 2.) On January 26, 1998, PECO announced that it was reducing its dividend by 44 percent, and also that it was reporting a net loss for 1997 of $1.5 billion, including an extraordinary charge of $3.1 billion ($1.8 billion net of taxes) in the fourth quarter of 1997 to reflect the effects of the PECO Order. As the Company has substantial exposure to transition costs relative to its size, significant transition cost write-offs could have a materially adverse effect on the Company's financial position, results of operations and cash flows. Various financial covenants and restrictions could be violated if substantial write-off of assets or recognition of liabilities occurs. Under such circumstances the Company may face constraints on its ability to pay dividends (See "Earnings and Dividends" discussion on page
12), issue new mortgage debt or maintain access to bank lines of credit, thus negatively impacting its operations.

Timetable for Restructuring Plan and Stand-Alone Plan Approval

  On August 1, 1997, the Company filed the Restructuring Plan and the Stand-Alone Plan with the PUC. Although the provisions of the Customer Choice Act require a PUC decision nine months from the filing date (which would be April 30, 1998), the Pennsylvania Attorney General's Office requested an extension in order to conduct an investigation into certain competition issues relating to the Restructuring Plan. Pursuant to an arrangement among the Company, the PUC and the Attorney General, the Company anticipates a decision by the PUC (with respect to the Restructuring Plan if the merger is approved, or with respect to the Stand-Alone Plan if the merger is not approved) on or before May 29, 1998 or such later date as the parties may agree.

Stand-Alone Plan

  In the event the merger with AYE is not consummated under the filed Restructuring Plan, the Company has sought approval for restructuring and recovery of its own transition costs through a CTC under the Stand-Alone Plan. The Company proposed that any finding of market value for the Company's generating assets should be based on market evidence and not on an administrative determination of that value based on price forecasts (the PECO Order determined the market value of PECO's generation based on the price forecast sponsored by the Pennsylvania Office of Consumer Advocate). In addition, the Company proposed that such a final market valuation be conducted in 2003, and that an annual competitive market solicitation be used to set the CTC in the interim. The 2003 final market valuation would be performed by an independent panel of experts using the best available market evidence at that time. The Stand-Alone Plan filing also provided for certain triggers that would accelerate the date of this final market valuation. Prior to the final valuation, the Company would sell a substantial amount of power to the highest bidder in an annual competitive solicitation. The annual market price established by the solicitation would be used to set competitive generation credits and determine the CTC as a residual from the generation rate cap under the Rate Cap Provision. During the transition period, the Company committed to accelerate amortization and depreciation of its generation-related assets and cap its return on equity through a return on equity spillover mechanism, in exchange for being allowed to charge existing rates under the Rate Cap Provision. The Company committed to a minimum of $1.7 billion of amortization and depreciation of generation-related assets by the end of 2005. Under the proposed return on equity spillover mechanism, additional amortization and depreciation in excess of this minimum $1.7 billion commitment would be recorded in order to comply with the return on equity cap. The generation rate cap would apply to the sum of the CTC and the competitive generation credit determined in the annual competitive solicitation. The Stand-Alone Plan also proposed to redesign individual tariffs to encourage more efficient consumption and further mitigate transition costs during the transition period. Consistent with the Company's long-standing commitment to economic development, the rate redesign provides for a significant reduction in the cost of electricity for incremental consumption. Application of the rate redesign to the CTC would also have the potential to maximize mitigation of transition costs during the transition period.

  As an alternative to a market-based valuation in 2003, if the PUC finds that a determination of market value as of December 31, 1998 is required by the Customer Choice Act, then the Company has agreed that the PUC may order an immediate auction of the Company's generation at that time.

Restructuring Plan

  The Restructuring Plan incorporates the benefits of the merger with AYE, such as anticipated savings to the Company, on a nominal basis, of $365 million in generation-related costs over 20 years, and $9 million in transmission-related costs and $173 million in distribution-related costs over 10 years. The Company plans to use the generation-related portion of its share of net operating synergy savings to shorten the transition cost recovery period. In addition, the anticipated cost savings are expected to permit the Company to increase its minimum depreciation and amortization commitment by $160 million, reduce distribution rates by $25 million in

2001, and freeze distribution rates at this reduced level until 2005. The merger-related synergies are expected to enable the Company to reduce its transition costs in 2005 by $200 million. (See "Forward-Looking Statements" discussion below.) The Restructuring Plan also incorporates the market-based approach to determining stranded costs proposed by the Company in its Stand-Alone Plan. The 2003 final market valuation will be performed by an independent panel of experts using the best available market evidence at that time, including a potential sale of a portion of the combined company's generating assets. Certain triggers will accelerate the date of this final market valuation if market prices rise significantly or the minimum amortization commitment is satisfied prior to 2003. The annual market price established by the Company's solicitation would be used to set competitive generation credits and to determine the CTC as a residual from the generation rate cap under the Rate Cap Provision. The Company's minimum amortization commitment of $1.7 billion in the proposed Stand-Alone Plan has been increased under the Restructuring Plan. As in the Stand-Alone Plan, the determination of transition costs in 2003 will compare the book value of generating assets in 2005 (after netting the increased minimum commitment to depreciation and amortization and any return on equity spillover) with the market value of the generating assets in 2005. The opposing parties believe that there should be a one-time valuation of the generating assets performed at January 1, 1999. Any merger-related synergies relating to generation would then be used to reduce the Company's transition costs as of that date. These parties also believe that the Company's proposed distribution rate decrease should be effective January 1, 1999, as well.

Additional Restructuring Plan Commitments

  The Restructuring Plan also contains a number of commitments by the merged DQE/AYE entity. First, the merged entity will open up its transmission system to all parties on a reciprocal non-discriminatory basis and eliminate multiple rate charges across the combined transmission system. Second, the merged entity will join a recently proposed Midwest Independent System Operator (ISO) or other then-existing ISO, or form its own ISO if no existing ISO offers acceptable rules, including marginal cost transmission rates. Several utilities have applications pending before the FERC to form ISOs. Third, the merged entity has committed to make a report, 18 months after consummation of the merger, to the PUC regarding its progress on the ISO commitment. The PUC may, at its option, require the merged entity to relinquish control of 300 MW of generating capacity to alleviate concerns over market power. The form of relinquishment would be at the option of the merged entity; possible forms of relinquishment include an energy swap, entering a power sale contract, divestiture of generating assets and a bidding trust.

The Federal Filings

  In addition to the PUC filings of the Restructuring Plan and the Stand-Alone Plan, on August 1, 1997, the Company and AYE filed their joint merger application with the FERC (the FERC Filing). Pursuant to the FERC Filing, the Company and AYE have committed to forming or joining an ISO that meets the entity's requirements, including marginal cost transmission pricing, following the merger. In addition, the Company and AYE have stated in the FERC Filing that following the merger the combined entity's market share will not violate the market power conditions and requirements set by the FERC. On January 20, 1998, the Company and AYE filed merger applications with the Antitrust Division of the Department of Justice and the Federal Trade Commission. These applications are currently pending.

Forward-Looking Statements

  The foregoing paragraphs contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the financial impact, consequences and benefits of the Customer Choice Act, the pilot program, the Stand-Alone Plan, the Restructuring Plan and the merger with AYE. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results and benefits to materially differ from those implied by such statements. Such risks and uncertainties include, but are not limited to, the substance of PUC approvals regarding the Stand-Alone Plan or the Restructuring Plan, general economic and business conditions, industry capacity, changes in technology, integration of the operations of AYE and the Company, regulatory conditions to the merger, the loss of any significant customers, and changes in business strategy or development plans.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

  Funding for nuclear decommissioning costs is deposited by the Company in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at December 31, 1997 totaled approximately $47.1 million. The amount funded into the trusts is based on estimated returns which, if not achieved as projected, could require additional unanticipated funding requirements.

Item 8.  Consolidated Financial Statements and Supplementary Data.



Report of Independent Certified Public Accountants
--------------------------------------------------------------------------------
 To the Directors and Shareholders of DQE, Inc.:

  We have audited the accompanying consolidated balance sheet of DQE, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DQE, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
January 27, 1998

Statement of Consolidated Income
---------------------------------------------------------------------------------------------------------------------
                                                                   (Thousands of Dollars, Except Per Share Amounts)
                                                                  ---------------------------------------------------
                                                                                Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                       1997              1996              1995
---------------------------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
 Residential                                                          $  405,915       $   405,392       $   414,291
 Commercial                                                              494,834           489,646           491,789
 Industrial                                                              198,708           190,723           190,689
 Provision for doubtful accounts                                         (11,000)          (10,582)          (13,430)
---------------------------------------------------------------------------------------------------------------------
 Net customer revenues                                                 1,088,457         1,075,179         1,083,339
 Utilities                                                                24,861            58,292            55,963
---------------------------------------------------------------------------------------------------------------------
Total Sales of Electricity                                             1,113,318         1,133,471         1,139,302
Other                                                                    105,856            92,724            80,860
---------------------------------------------------------------------------------------------------------------------
  Total Operating Revenues                                             1,219,174         1,226,195         1,220,162
---------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel and purchased power                                                 223,411           236,924           231,968
Other operating                                                          306,747           298,977           292,997
Maintenance                                                               82,869            78,386            81,516
Depreciation and amortization                                            242,843           222,928           202,558
Taxes other than income taxes                                             82,567            85,974            88,658
---------------------------------------------------------------------------------------------------------------------
  Total Operating Expenses                                               938,437           923,189           897,697
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                         280,737           303,006           322,465
---------------------------------------------------------------------------------------------------------------------
Other Income:
Long-term investment income                                               64,464            49,636            28,975
Gain on dispositions                                                      34,364             5,119             9,129
Interest and other income                                                 30,979            19,035            14,210
---------------------------------------------------------------------------------------------------------------------
  Total Other Income                                                     129,807            73,790            52,314
---------------------------------------------------------------------------------------------------------------------
Interest and Other Charges                                               115,638           110,270           107,555
---------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                               294,906           266,526           267,224
---------------------------------------------------------------------------------------------------------------------
Income Taxes                                                              95,805            87,388            96,661
---------------------------------------------------------------------------------------------------------------------
Net Income                                                            $  199,101       $   179,138       $   170,563
=====================================================================================================================
Average Number of Common Shares
 Outstanding (Thousands of Shares)                                        77,492            77,349            77,674
=====================================================================================================================
Basic Earnings Per Share of Common Stock                                   $2.57             $2.32             $2.20
=====================================================================================================================
Diluted Earnings Per Share of Common Stock                                 $2.54             $2.29             $2.17
=====================================================================================================================
Dividends Declared Per Share of Common Stock                               $1.38             $1.30             $1.21
=====================================================================================================================
See notes to consolidated financial statements.

Statement of Consolidated Retained Earnings
---------------------------------------------------------------------------------------------------------------------
                                                                                   (Thousands of Dollars)
                                                                      -----------------------------------------------
                                                                                     As of December 31,
                                                                      ------------------------------------------------
                                                                         1997              1996              1995
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                          $  777,607       $   698,986       $   622,072
 Net income                                                              199,101           179,138           170,563
 Dividends declared                                                     (106,959)         (100,517)          (93,649)
---------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $  869,749       $   777,607       $   698,986
=====================================================================================================================

See notes to consolidated financial statements.

Consolidated Balance Sheet
--------------------------------------------------------------------------------------------------------------------
                                                                                           (Thousands of Dollars)
                                                                                      ------------------------------
                                                                                              As of December 31,
                                                                                      ------------------------------
                                                                                            1997              1996
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and temporary cash investments                                                    $   356,412       $   410,978
---------------------------------------------------------------------------------------------------------------------
Receivables:
 Electric customer accounts receivable                                                      90,149            92,475
 Other utility receivables                                                                  23,106            22,402
 Other receivables                                                                          33,472            33,936
 Less: Allowance for uncollectible accounts                                                (15,016)          (18,688)
---------------------------------------------------------------------------------------------------------------------
  Total Receivables--Net                                                                   131,711           130,125
---------------------------------------------------------------------------------------------------------------------
Materials and supplies (at average cost):
 Coal                                                                                       20,418            19,097
 Operating and construction                                                                 53,088            52,669
---------------------------------------------------------------------------------------------------------------------
  Total Materials and Supplies                                                              73,506            71,766
---------------------------------------------------------------------------------------------------------------------
Other current assets                                                                         7,727             9,359
---------------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                                     569,356           622,228
---------------------------------------------------------------------------------------------------------------------

Long-Term Investments:
 Leveraged leases                                                                          349,129           134,133
 Affordable housing                                                                        137,860           150,270
 Gas reserves                                                                               92,645            79,916
 Other leases                                                                               69,329            85,893
 Other                                                                                      73,823            68,477
---------------------------------------------------------------------------------------------------------------------
  Total Long-Term Investments                                                              722,786           518,689
---------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment:
 Electric plant in service                                                               4,335,149         4,275,110
 Construction work in progress                                                              56,471            45,059
 Property held under capital leases                                                        113,662            99,608
 Property held for future use                                                                3,980           190,821
 Other                                                                                     115,866           176,872
---------------------------------------------------------------------------------------------------------------------
 Gross property, plant and equipment                                                     4,625,128         4,787,470
 Less: Accumulated depreciation and amortization                                        (1,962,794)       (1,969,945)
---------------------------------------------------------------------------------------------------------------------
  Total Property, Plant and Equipment--Net                                               2,662,334         2,817,525
---------------------------------------------------------------------------------------------------------------------

Other Non-Current Assets:
 Regulatory assets                                                                         680,885           636,816
 Other                                                                                      59,041            43,734
---------------------------------------------------------------------------------------------------------------------
  Total Other Non-Current Assets                                                           739,926           680,550
---------------------------------------------------------------------------------------------------------------------
   Total Assets                                                                        $ 4,694,402       $ 4,638,992
=====================================================================================================================

See notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
                                                                                           (Thousands of Dollars)
                                                                                      ------------------------------
                                                                                              As of December 31,
                                                                                      ------------------------------
                                                                                            1997              1996
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities:
 Notes payable                                                                         $        --      $        749
 Current maturities and sinking fund requirements                                           97,844            72,831
 Accounts payable                                                                           85,085            96,230
 Accrued liabilities                                                                        54,386            58,044
 Dividends declared                                                                         30,312            28,633
 Other                                                                                      14,339             4,075
---------------------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                                281,966           260,562
---------------------------------------------------------------------------------------------------------------------

Non-Current Liabilities:
 Deferred income taxes--net                                                                693,215           759,089
 Deferred income                                                                           225,107           189,293
 Deferred investment tax credits                                                            97,782           106,201
 Capital lease obligations                                                                  37,540            28,407
 Other                                                                                     255,467           240,763
---------------------------------------------------------------------------------------------------------------------
  Total Non-Current Liabilities                                                          1,309,111         1,323,753
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes B through M)
---------------------------------------------------------------------------------------------------------------------
Capitalization:
Long-Term Debt                                                                           1,376,121         1,439,746
---------------------------------------------------------------------------------------------------------------------
Preferred and Preference Stock of Subsidiaries:
 Non-redeemable preferred stock                                                            216,156           213,608
 Non-redeemable preference stock                                                            28,295            28,997
---------------------------------------------------------------------------------------------------------------------
 Total preferred and preference stock before deferred employee
  stock ownership plan (ESOP) benefit                                                      244,451           242,605
---------------------------------------------------------------------------------------------------------------------
 Deferred ESOP benefit                                                                     (16,400)          (19,533)
---------------------------------------------------------------------------------------------------------------------
  Total Preferred and Preference Stock of Subsidiaries                                     228,051           223,072
---------------------------------------------------------------------------------------------------------------------
Common Shareholders' Equity:
 Common stock--no par value (authorized--187,500,000
  shares; issued--109,679,154 shares)                                                    1,001,225           990,502
 Retained earnings                                                                         869,749           777,607
 Treasury stock (at cost) (31,998,723 and 32,406,135 shares)                              (371,821)         (376,250)
---------------------------------------------------------------------------------------------------------------------
  Total Common Shareholders' Equity                                                      1,499,153         1,391,859
---------------------------------------------------------------------------------------------------------------------
  Total Capitalization                                                                   3,103,325         3,054,677
---------------------------------------------------------------------------------------------------------------------
   Total Liabilities and Capitalization                                                $ 4,694,402       $ 4,638,992
=====================================================================================================================
See notes to consolidated financial statements.

Statement of Consolidated Cash Flows
-----------------------------------------------------------------------------------------------------------
                                                                       (Thousands of Dollars)
                                                           ------------------------------------------------
                                                                       Year Ended December 31,
                                                           ------------------------------------------------
                                                                 1997            1996        1995
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $     199,101   $     179,138   $ 170,563
Principal non-cash charges (credits) to net income:
 Depreciation and amortization                                    242,843         222,928     202,558
 Capital lease, nuclear fuel and investment amortization           67,671          53,166      38,847
 Deferred income taxes and investment tax credits--net             60,811         (43,170)    (10,921)
 Gain on disposition of investments                               (34,364)         (5,119)     (9,129)
 Investment income                                                (66,246)        (57,429)    (31,054)
Changes in working capital other than cash                        (37,229)          2,915      34,875
(Increase) decrease in ECR                                        (25,318)         (3,948)     11,652
Other                                                             (40,038)         34,445      48,731
------------------------------------------------------------------------------------------------------------
  Net Cash Provided from Operating Activities                     367,231         382,926     456,122
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Long-term investments                                            (219,122)        (77,147)   (191,719)
Capital expenditures                                             (118,338)       (101,150)    (94,164)
Proceeds from disposition of investments                           86,300          18,100       1,929
Sale of generating station                                             --         169,100          --
Payment for purchase of GSF Energy, net of cash acquired               --         (24,234)         --
Other                                                              (4,938)         (1,898)     (3,854)
------------------------------------------------------------------------------------------------------------
  Net Cash Used in Investing Activities                          (256,098)        (17,229)   (287,808)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on common stock                                        (106,959)       (100,517)    (93,649)
Reductions of long-term obligations:
 Long-term debt                                                   (52,100)        (50,812)    (56,114)
 Capital leases                                                   (13,551)        (19,326)    (26,373)
 Preferred and preference stock                                        --              --     (29,732)
Repurchase of common stock                                            (30)        (11,717)    (21,271)
Issuance of preferred stock                                            --         150,000          --
Issuance of long-term debt                                             --          85,000      65,000
Decrease in notes payable                                              --         (28,637)    (20,236)
Other                                                               6,941          (3,477)    (11,230)
------------------------------------------------------------------------------------------------------------
  Net Cash (Used in) Provided from Financing Activities          (165,699)         20,514    (193,605)
------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and temporary cash
 investments                                                      (54,566)        386,211     (25,291)
Cash and temporary cash investments at beginning of year          410,978          24,767      50,058
------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of year          $     356,412   $     410,978   $  24,767
============================================================================================================

Supplemental Cash Flow Information
------------------------------------------------------------------------------------------------------------
CASH PAID DURING THE YEAR
Interest (net of amount capitalized)                        $      95,413   $      95,702   $  99,954
------------------------------------------------------------------------------------------------------------
Income taxes                                                $      66,703   $      91,641   $  82,884
------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING
AND FINANCING ACTIVITIES
Capital lease obligations recorded                          $      27,514   $      13,050   $  14,961
Equity funding obligations recorded                         $       5,441   $      36,716   $  21,827
Equity funding obligations cancelled                        $       9,107   $          --   $      --
Preferred stock issued in conjunction with long-term
 investments                                                $       2,548   $          --   $   3,000

On May 1, 1997, DQE exchanged its shares in Chester Engineers for shares of common stock of the purchaser of Chester Engineers, which were subsequently sold at various dates through June 5, 1997.
=============================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

A.  Summary of Significant Accounting Policies

Consolidation and Proposed Merger

  DQE, Inc. (DQE) is an energy services holding company. Its subsidiaries are Duquesne Light Company (Duquesne); Duquesne Enterprises, Inc. (DE); DQE Energy Services, Inc. (DES); DQEnergy Partners, Inc. (DQEnergy); and Montauk, Inc. (Montauk). DQE and its subsidiaries are collectively referred to as "the Company."

  Duquesne is an electric utility engaged in the generation, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. DE makes strategic investments beneficial to DQE's core energy business. These investments are intended to enhance DQE's capabilities as an energy provider, increase asset utilization, and act as a hedge against changing business conditions. DES is a diversified energy services company offering a wide range of energy solutions for industrial, utility and consumer markets worldwide. DES initiatives include energy facility development and operation, domestic and international independent power production, and the production and supply of innovative fuels. DQEnergy was formed to align DQE with strategic partners to capitalize on opportunities in the energy services industry. These alliances are intended to enhance the utilization and value of DQE's strategic investments and capabilities while establishing DQE as a total energy provider. Montauk is a financial services company that makes long-term investments and provides financing for the Company's other market-driven businesses and their customers.

  All material intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

  On August 7, 1997, the shareholders of the Company and Allegheny Energy, Inc.
(AYE), approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of AYE. Immediately following the merger, Duquesne, DE, DES, DQEnergy and Montauk will remain wholly owned subsidiaries of DQE. The transaction is intended to be accounted for as a pooling of interests. Under the pooling of interests method of accounting for a business combination, the recorded assets, liabilities and equity of each of the combining companies are carried forward to the combined corporation at their recorded amounts. Accordingly, no goodwill, including the related future earnings impact of goodwill amortization, results from a transaction accounted for as a pooling of interests. In order to qualify for pooling treatment, many requirements must be met by each of the combining companies for a period of time before and after the combination occurs. Examples of the requirements prior to the merger include limitations on: dividends paid on common stock, stock repurchases, stock compensation plan activity and sales of significant assets. Management has focused and will continue to focus on meeting the pooling requirements as they relate to the Company prior to the merger.

  Under the terms of the transaction, the Company's shareholders will receive
1.12 shares of AYE common stock for each share of the Company's common stock and AYE's dividend in effect at the time of the closing of the merger. The transaction is expected to close in mid-1998, subject to approval of applicable regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC).

  In September 1997, the City of Pittsburgh filed a federal antitrust suit seeking to prevent the merger and asking for monetary damages. Although the United States District Court for the District of Western Pennsylvania dismissed the suit in January 1998, the City of Pittsburgh filed an appeal and asked for expedited review. The Company anticipates a decision on whether the appeal has been granted by late March 1998. Unless otherwise indicated, all information presented in this Annual Report relates to the Company only and does not take into account the proposed merger between the Company and AYE.

Basis of Accounting

  The Company is subject to the accounting and reporting requirements of the SEC. In addition, the Company's electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC), including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the FERC under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

  The Company's consolidated financial statements report regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards
(SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), and reflect the effects of the current ratemaking process. In accordance with SFAS No. 71, the Company's consolidated financial statements reflect regulatory assets and liabilities consistent with cost-based, pre-competition ratemaking regulations. (See "Rate Matters," Note E, on page 31.)

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

Revenues from Sales of Electricity

  The Company's electric utility operations provide service to customers in Allegheny County, including the City of Pittsburgh; Beaver County; and Westmoreland County. (See "Rate Matters," Note E, on page 31.) This territory represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by the Company's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, the Company's utility operations also sell electricity to other utilities.

  Meters are read monthly and electric utility customers are billed on the same basis. Revenues are recorded in the accounting periods for which they are billed, with the exception of energy cost recovery revenues. (See "Energy Cost Rate Adjustment Clause (ECR)" discussion below.)

Energy Cost Rate Adjustment Clause (ECR)

  Through the ECR, the Company recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Under the Company's mitigation plan approved by the PUC in June 1996, the level of energy cost recovery is capped at 1.47 cents per kilowatt-hour (KWH) through May 2001. The rate currently being recovered is 1.28 cents per KWH, based upon estimated 1996 costs. To the extent that current fuel and purchased power costs, in combination with previously deferred fuel and purchased power costs, are not projected to be recoverable through this pricing mechanism, these costs would become transition costs subject to recovery through a competitive transition charge (CTC). (See "Rate Matters," Note E, on page 31.) Nuclear fuel expense is recorded on the basis of the quantity of electric energy generated and includes such costs as the fee imposed by the United States Department of Energy (DOE) for future disposal and ultimate storage and disposition of spent nuclear fuel. Fossil fuel expense includes the costs of coal, natural gas and fuel oil used in the generation of electricity.

  On the Company's statement of consolidated income, these ECR revenues are included as a component of operating revenues. For ECR purposes, the Company defers fuel and other energy expenses for recovery, or refunding, in subsequent years. The deferrals reflect the difference between the amount that the Company is currently collecting from customers and its actual ECR energy costs. The PUC annually reviews the Company's ECR energy costs for the fiscal year April through March, compares them to previously projected ECR energy costs, and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost standards. This adjustment was not made during 1997, despite a projected increase of 0.13 cents per KWH, pending the outcome of the Company's Restructuring Plan or Stand-Alone Plan (as defined in "Rate Matters," Note E, on page 31).

  Over- or under-recoveries from customers have been recorded in the consolidated balance sheet as payable to, or receivable from, customers. Based on Duquesne's Restructuring Plan and Stand-Alone Plan, the 1997 under-recoveries were reclassified as a regulatory asset and may be recovered through a CTC. At December 31, 1997, $23.5 million was receivable from customers. At December 31, 1996, $1.8 million was payable to customers and shown as other current liabilities.

Maintenance

  Incremental maintenance costs incurred for refueling outages at the Company's nuclear units are deferred for amortization over the period between refueling outages (generally 18 months). The Company accrues, over the periods between outages, anticipated costs for scheduled major fossil generating station outages. Maintenance costs incurred for non-major scheduled outages and for forced outages are charged to expense as such costs are incurred.

Depreciation and Amortization

  Depreciation of property, plant and equipment, including plant-related intangibles, is recorded on a straight-line basis over the estimated remaining useful lives of properties. Amortization of other intangibles is recorded on a straight-line basis over a five-year period. Amortization of interests in gas reserve investments and depreciation of related property are on a units of production method over the total estimated gas reserves. Amortization of interests in affordable housing partnerships is based upon a method that approximates the equity method and amortization of certain other leases is on the basis of benefits recorded over the lives of the investments. Depreciation and amortization of other properties are calculated on various bases.

  In 1987, the Company sold its 13.74 percent interest in Beaver Valley Unit 2 and leased it back. The lease is accounted for as an operating lease. In May 1997, the Company accelerated the recognition of expense related to the lease. The accelerated expense recognition accounted for $16.1 million of total amortization expense for 1997. Due to the above-market price of the lease, the Company has proposed in its Restructuring Plan and Stand-Alone Plan (as defined in "Rate Matters," Note E, on page 31) to recover the remaining above-market lease costs through a CTC.

  The Company records nuclear decommissioning costs under the category of depreciation and amortization expense and accrues a liability, equal to that amount, for nuclear decommissioning expense. On the Company's consolidated balance sheet, the decommissioning trusts have been reflected in other long-term investments, and the related liability has been recorded as other non-current liabilities. Trust fund earnings increase the fund balance and the recorded liability. (See "Nuclear Decommissioning" discussion, Note I, on page 37.)

  The Company's electric utility operations' composite depreciation rate increased from 3.5 percent to 4.25 percent effective May 1, 1996. Also in 1996, the Company expensed $9 million related to the depreciation portion of deferred rate synchronization costs in conjunction with the Company's 1996 PUC-approved mitigation plan.

Income Taxes

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

  For its electric utility operations, the Company recognizes a regulatory asset for the deferred tax liabilities that are expected to be recovered from customers through rates. (See "Rate Matters," Note E on page 31, and "Income Taxes," Note G, on page 35.)

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

Other Operating Revenues and Other Income

  Other operating revenues include the Company's non-KWH utility revenues and revenues from market-based operating activities. Other income primarily is made up of income from long-term investments entered into by the market-driven businesses. The income is separated from other revenues as the investment income does not result from operating activities.

Property, Plant and Equipment

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

Temporary Cash Investments

  Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at market, which approximates cost. The Company considers temporary cash investments to be cash equivalents.

Earnings Per Share

  SFAS No. 128, Earnings Per Share (SFAS No. 128), establishes standards for computing and presenting earnings per share and makes the standards comparable to international earnings per share standards. It replaces the presentation of primary earnings per share, as found in Accounting Principles Board (APB) Opinion No. 15, Earnings per Share, with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the statement of consolidated income for all entities with complex capital structures. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The statement is effective for financial statements issued for periods ending after December 15, 1997.

  The preference stock of the ESOP, as described in Note M, "Employee Benefits," was the primary cause for the dilution of earnings per share for the years ended December 31, 1997, 1996 and 1995 as shown on the statement of consolidated income. Each share of the preference stock is exchangeable for one and one-half shares of DQE common stock. Assuming conversion at the beginning of each year, the number of DQE shares was added to the denominator (weighted-average number of common shares outstanding). Partially offsetting the dilutive effect of the additional shares, the preference stock has an annual dividend rate of $2.80 per share, which was added back to the numerator (income available to common stockholders). The result of calculating both basic and dilutive earnings per share for the three years presented was a $0.03 dilutive effect in each year.

Stock-Based Compensation

  The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount any employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recorded annually based on the quoted market price of the Company's stock at the end of the period.

Reclassification
  The 1996 and 1995 consolidated financial statements have been reclassified to conform with accounting presentations adopted during 1997.

Recent Accounting Pronouncements

  SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130) and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
131), have been issued and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. SFAS No. 131 requires certain disclosures about business segments of an enterprise, if applicable. The adoption of SFAS No. 130 and SFAS No. 131 is not expected to have a significant impact on the Company's financial statements or disclosures.

B.  Changes in Working Capital Other than Cash

Changes in Working Capital Other than Cash
(Net of 1997 Chester Disposition and 1996 GSF Energy Acquisition)

-----------------------------------------------------------------------------------------------------
                                                                        1997      1996       1995
                                                                   (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------
Receivables                                                          $(14,947)  $(1,946)  $ 34,341
Materials and supplies                                                 (1,740)    1,286      9,994
Other current assets                                                     (519)     (948)     3,126
Accounts payable                                                       (4,993)    4,691      7,087
Other current liabilities                                             (15,030)     (168)   (19,673)
-----------------------------------------------------------------------------------------------------
 Total                                                               $(37,229)  $ 2,915   $ 34,875
=====================================================================================================

C.  Property, Plant and Equipment

  In addition to its wholly owned generating units, the Company, together with FirstEnergy Corporation, has an ownership or leasehold interest in certain jointly owned units. The Company is required to pay its share of the construction and operating costs of the units. The Company's share of the operating expenses of the units is included in the statement of consolidated income.

Generating Units at December 31, 1997

---------------------------------------------------------------------------------------
                                         Generating        Net Utility         Fuel
Unit                                     Capability           Plant           Source
                                         (Megawatts)  (Millions of Dollars)
---------------------------------------------------------------------------------------
Cheswick                                        570        $  120.4            Coal
Elrama (a)                                      487            96.5            Coal
Eastlake Unit 5                                 186            35.6            Coal
Sammis Unit 7                                   187            46.7            Coal
Bruce Mansfield Unit 1 (a)                      228            62.5            Coal
Bruce Mansfield Unit 2 (a)                       62            18.2            Coal
Bruce Mansfield Unit 3 (a)                      110            47.9            Coal
Beaver Valley Unit 1 (b)                        385           195.9          Nuclear
Beaver Valley Unit 2 (c)(d)                     113            14.0          Nuclear
Beaver Valley Common Facilities                               149.5
Perry Unit 1 (e)                                164           387.1          Nuclear
Brunot Island Units 2a and 2b                   178            21.9          Fuel Oil
---------------------------------------------------------------------------------------
    Total Generating Units                    2,670        $1,196.2
=======================================================================================

 (a) The unit is equipped with flue gas desulfurization equipment.
 (b) The Nuclear Regulatory Commission (NRC) has granted a license to operate through January 2016.
 (c) In 1987, the Company sold and leased back its 13.74 percent interest in Beaver Valley Unit 2. The lease is accounted for as an operating lease. Amounts shown represent facilities not sold and subsequent leasehold improvements.
 (d) The NRC has granted a license to operate through May 2027.
 (e) The NRC has granted a license to operate through March 2026.


D.   Long-Term Investments

  The Company makes equity investments in affordable housing and gas reserve partnerships as a limited partner. At December 31, 1997, the Company had investments in 27 affordable housing funds and eight gas reserve partnerships. The Company is the lessor in nine leveraged lease arrangements involving mining equipment, rail equipment, fossil generating stations, a waste-to-energy facility, high speed service ferries and natural gas processing equipment. These leases expire in various years beginning in 2004 through 2033. The recorded residual value of the equipment at the end of the lease terms is estimated to be approximately 2 percent of the original cost. The Company's aggregate investment represents 20 percent of the aggregate original cost of the property and is either leased to a creditworthy lessee or is secured by guarantees of the lessee's parent or affiliate. The remaining 80 percent was financed by non-recourse debt provided by lenders who have been granted, as their sole remedy in the event of default by the lessees, an assignment of rentals due under the leases and a security interest in the leased property. This debt amounted to $950 million and $553 million at December 31, 1997 and 1996.


Net Leveraged Lease Investments at December 31

-----------------------------------------------------------------------------------------
                                                             1997               1996
                                                        (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------
Rentals receivable (net of non-recourse debt)                 $ 638,030         $ 215,358
Estimated residual value of leased assets                        22,029            22,029
 Less: Unearned income                                         (310,930)         (103,254)
-----------------------------------------------------------------------------------------
Leveraged lease investments                                     349,129           134,133
 Less: Deferred taxes arising from leveraged leases            (115,383)          (59,781)
-----------------------------------------------------------------------------------------
 Net Leveraged Lease Investments                              $ 233,746         $  74,352
=========================================================================================

  The Company's other leases include investments in fossil generating stations, a waste-to-energy facility, computers, vehicles and equipment. The Company's other investments are primarily in assets of nuclear decommissioning trusts and marketable securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), these investments are classified as available-for-sale and are stated at market value. The amount of unrealized holding gains related to marketable securities was $8.1 million ($4.7 million net of tax) at December 31, 1997. The amount of unrealized holding losses related to marketable securities was $4.4 million ($2.6 million net of tax) at December 31, 1996. Deferred income primarily relates to the Company's other lease investments and certain gas reserve investments. Deferred amounts will be recognized as income over the lives of the underlying investments for periods generally not exceeding seven years.

  In 1997, the Company acquired 100 percent of the Class A Stock of AquaSource, Inc. (AquaSource), which was formed to acquire small and mid-sized water, wastewater and water services companies, with its initial focus in Texas. The Company created the Preferred Stock, Series A (Convertible), $100 liquidation preference per share (DQE Preferred Stock), to issue as consideration in lieu of cash in connection with acquisitions by the Company of other businesses, assets or securities. (See "Preferred and Preference Stock," Note K, on page 41.) At December 31, 1997, the Company had invested approximately $7 million (of which approximately $1.5 million was in the form of DQE Preferred Stock) to acquire the stock or assets of seven water, wastewater and water services companies. In February 1998, the Company issued 159,732 shares of DQE Preferred Stock, representing an investment of approximately $16 million in a water company. The Company has committed approximately $24 million for additional investments in water, wastewater and water services companies for the first quarter of 1998.

E.  Rate Matters

Competition and the Customer Choice Act

  The electric utility industry continues to undergo fundamental change in response to development of open transmission access and increased availability of energy alternatives. Under historical ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this historical ratemaking process, utilities have assets recorded on their balance sheets at above-market costs, thus creating transition or stranded costs.

  In Pennsylvania, the Customer Choice Act went into effect January 1, 1997. The Customer Choice Act enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Although the Customer Choice Act will give customers their choice of electric generation suppliers, delivery of the electricity from the generation supplier to the customer will remain the responsibility of the existing franchised utility. The Customer Choice Act also provides that the existing franchised utility may recover, through a CTC, an amount of transition or stranded costs that are determined by the PUC to be just and reasonable. Pennsylvania's electric utility restructuring is being accomplished through a two-stage process consisting of an initial customer choice pilot period (running through 1998) and a phase-in to competition period (beginning in 1999). For the first stage, the Company filed a pilot program with the PUC on February 27, 1997. For the second stage, the Company filed on August 1, 1997 its restructuring and merger plan (the Restructuring Plan) and its stand-alone restructuring plan (the Stand-Alone Plan) with the PUC. (See the detailed discussion of these plans on pages 32 and 33.)

Customer Choice Pilots

  The pilot period gives utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. The Company pilot filing proposed unbundling transmission, distribution, generation and competitive transition charges and offered participating customers the same options that were to be available in a competitive generation market. The pilot was designed to comprise approximately 5 percent of the Company's residential, commercial and industrial demand. The 28,000 customers participating in the pilot may choose unbundled service, with their electricity provided by an alternative generation supplier, and will be subject to unbundled distribution and CTC charges approved by the PUC and unbundled transmission charges pursuant to the Company's FERC-approved tariff. On May 9, 1997, the PUC issued a Preliminary Opinion and Order approving the Company's filing in part, and requiring certain revisions. The Company and other utilities objected to several features of the PUC's Preliminary Opinion and Order. Hearings on several key issues were held in July. The PUC issued its final order on August 29, 1997, approving a revised pilot program for the Company. On September 8, 1997, the Company appealed the determination of the market price of generation set forth in this order to the Commonwealth Court of Pennsylvania. The Company expects a hearing to be scheduled for mid-1998. Although this appeal is pending, the Company complied with the PUC's order to implement the pilot program that began on November 3, 1997.

Phase-In to Competition

  The phase-in to competition begins on January 1, 1999, when 33 percent of customers will have customer choice (including customers covered by the pilot program); 66 percent of customers will have customer choice no later than January 1, 2000; and all customers will have customer choice no later than January 1, 2001. However, in its sole order to date (the PECO Order), the PUC ordered the phase-in provisions of the Customer Choice Act to require the acceleration of the second and third phases to January 2, 1999 and January 2, 2000, respectively. As they are phased-in, customers that have chosen an electricity generation supplier other than the Company will pay that supplier for generation charges, and will pay the Company a CTC (discussed below) and unbundled charges for transmission and distribution. Customers that continue to buy their generation from the Company will pay for their service at current regulated tariff rates divided into unbundled generation, transmission and distribution charges. The PECO Order concluded that under the Customer Choice Act, an electric distribution company, such as Duquesne, is to remain a regulated utility and may only offer PUC-approved, tariffed rates (including unbundled generation rates). Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the same manner as under current regulation.

Rate Cap and Transition Cost Recovery

  Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the rates they currently charge customers. The Company has mitigated in excess of $350 million of transition costs during the past three years through accelerated annual depreciation and a one-time write-down of nuclear generating station costs, accelerated recognition of nuclear lease costs, increased nuclear decommissioning funding, and amortization of various regulatory assets. This relative level of transition cost reduction, while holding rates constant, is unmatched within Pennsylvania.

  The PUC will determine what portion of a utility's transition or stranded costs that remain at January 1, 1999 will be recoverable through a CTC from customers. The CTC recovery period could last through 2005, providing a utility a total of up to nine years beginning January 1, 1997 to recover transition costs, unless this period is extended as part of a utility's PUC-approved transition plan. An overall four-and-one-half-year rate cap from January 1, 1997 will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions. The Company has requested recovery of transition costs of approximately $2 billion, net of deferred taxes, beginning January 1, 1999. Of this amount, $0.5 billion represents regulatory assets and $1.5 billion represents potentially uneconomic plant and plant decommissioning costs. Any estimate of the ultimate level of transition costs for the Company depends on, among other things, the extent to which such costs are deemed recoverable by the PUC, the ongoing level of the cost of Duquesne's operations, regional and national economic conditions, and growth of the Company's sales. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Financial Exposure to Transition Cost Recovery" discussion on page 18; see also "Regulatory Assets and Emerging Issues Task Force" discussion on page 34).

Timetable for Restructuring Plan and Stand-Alone Plan Approval

  On August 1, 1997, the Company filed the Restructuring Plan and the Stand-Alone Plan with the PUC. Although the provisions of the Customer Choice Act require a PUC decision nine months from the filing date (which would be April 30, 1998), the Pennsylvania Attorney General's Office requested an extension in order to conduct an investigation into certain competition issues relating to the Restructuring Plan. Pursuant to an arrangement among the Company, the PUC and the Attorney General, the Company anticipates a decision by the PUC (with respect to the Restructuring Plan if the merger is approved, or with respect to the Stand-Alone Plan if the merger is not approved) on or before May 29, 1998 or such later date as the parties may agree.

Stand-Alone Plan

  In the event the merger with AYE is not consummated under the filed Restructuring Plan, the Company has sought approval for restructuring and recovery of its own transition costs through a CTC under the Stand-Alone Plan. The Company proposed that any finding of market value for the Company's generating assets should be based on market evidence and not on an administrative determination of that value based on price forecasts (the PECO Order determined the market value of PECO Energy Company's generation based on the price forecast sponsored by the Pennsylvania Office of Consumer Advocate). In addition, the Company proposed that such a final market valuation be conducted in 2003, and that an annual competitive market solicitation be used to set the CTC in the interim. The 2003 final market valuation would be performed by an independent panel of experts using the best available market evidence at that time. The Stand-Alone Plan filing also provided for certain triggers that would accelerate the date of this final market valuation. Prior to the final valuation, the Company would sell a substantial amount of power to the highest bidder in an annual competitive solicitation. The annual market price established by the solicitation would be used to set competitive generation credits and determine the CTC as a residual from the generation rate cap under the Rate Cap Provision. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Financial Impact of Pilot Program Order" discussion on page 17.) During the transition period, the Company committed to accelerate amortization and depreciation of its generation-related assets and cap its return on equity through a return on equity spillover mechanism, in exchange for being allowed to charge existing rates under the Rate Cap Provision. The Company committed to a minimum of $1.7 billion of amortization and depreciation of generation-related assets by the end of 2005. Under the proposed return on equity spillover mechanism, additional amortization and depreciation in excess of this minimum $1.7 billion commitment would be recorded in order to comply with the return on equity cap. The generation rate cap would apply to the sum of the CTC and the competitive generation credit determined in the annual competitive solicitation. The Stand-Alone Plan also proposed to redesign individual tariffs to encourage more efficient consumption and further mitigate transition costs during the transition period. Consistent with the Company's long-standing commitment to economic development, the rate redesign provides for a significant reduction in the cost of electricity for incremental consumption. Application of the rate redesign to the CTC would also have the potential to maximize mitigation of transition costs during the transition period.

  As an alternative to a market-based valuation in 2003, if the PUC finds that a determination of market value as of December 31, 1998 is required by the Customer Choice Act, then the Company has agreed that the PUC may order an immediate auction of the Company's generation at that time.

Restructuring Plan

  The Restructuring Plan incorporates the benefits of the merger with AYE, such as anticipated savings to the Company, on a nominal basis, of $365 million in generation-related costs over 20 years, and $9 million in transmission-related costs and $173 million in distribution-related costs over 10 years. The Company plans to use the generation-related portion of its share of net operating synergy savings to shorten the transition cost recovery period. The Restructuring Plan also incorporates the market-based approach to determining transition costs proposed by the Company in its Stand-Alone Plan. The 2003 final market valuation will be performed by an independent panel of experts using the best available market evidence at that time, including a potential sale of a portion of the combined company's generating assets. Certain triggers will accelerate the date of this final market valuation if market prices rise significantly or the minimum amortization commitment is satisfied prior to 2003. The annual market price established by the Company's solicitation would be used to set competitive generation credits and to determine the CTC as a residual from the generation rate cap under the Rate Cap Provision. The Company's minimum amortization commitment of $1.7 billion in the proposed Stand-Alone Plan has been increased under the Restructuring Plan. As in the Stand-Alone Plan, the determination of transition costs in 2003 will compare the book value of generating assets in 2005 (after netting the increased minimum commitment to depreciation and amortization and any return on equity spillover) with the market value of the generating assets in 2005. The opposing parties believe that there should be a one-time valuation of the generating assets performed at January 1, 1999. Any merger-related synergies relating to generation would then be used to reduce the Company's transition costs as of that date. These parties also believe that the Company's proposed distribution rate decrease should be effective January 1, 1999, as well.

Additional Restructuring Plan Commitments

  The Restructuring Plan also contains a number of commitments by the merged DQE/AYE entity. First, the merged entity will open up its transmission system to all parties on a reciprocal non-discriminatory basis and eliminate multiple rate charges across the combined transmission system. Second, the merged entity will join a recently proposed Midwest Independent System Operator
(ISO) or other then-existing ISO, or form its own ISO if no existing ISO offers acceptable rules, including marginal cost transmission rates. Several utilities have applications pending before the FERC to form ISOs. Third, the merged entity has committed to make a report, 18 months after consummation of the merger, to the PUC regarding its progress on the ISO commitment. The PUC may, at its option, require the merged entity to relinquish control of 300 MW of generating capacity to alleviate concerns over market power. The form of relinquishment would be at the option of the merged entity; possible forms of relinquishment include an energy swap, entering a power sale contract, divestiture of generating assets and a bidding trust.

The Federal Filings

  In addition to the PUC filings of the Restructuring Plan and the Stand-Alone Plan, on August 1, 1997, the Company and AYE filed their joint merger application with the FERC (the FERC Filing). Pursuant to the FERC Filing, the Company and AYE have committed to forming or joining an ISO that meets the entity's requirements, including marginal cost transmission pricing, following the merger. In addition, the Company and AYE have stated in the FERC Filing that following the merger the combined entity's market share will not violate the market power conditions and requirements set by the FERC. On January 20, 1998, the Company and AYE filed merger applications with the Antitrust Division of the Department of Justice and the Federal Trade Commission. These applications are currently pending.

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

  A company's electric utility operations, or a portion of such operations, could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations. (See "Competition and the Customer Choice Act," on page 31.) The Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) has determined that once a transition plan has been approved, application of SFAS No. 71 to the generation portion of a utility must be discontinued and replaced by the application of SFAS No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101). The consensus reached by the EITF provides further guidance that the regulatory assets and liabilities of the generation portion of a utility to which SFAS No. 101 is being applied should be determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Under the Customer Choice Act, the Company believes that its generation-related regulatory assets will be recovered through a CTC collected in connection with providing transmission and distribution services, and the Company will continue to apply SFAS No. 71. Fixed assets related to the generation portion of a utility will be evaluated including the cash flows provided by the CTC, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). The Company believes that all of its regulatory assets continue to satisfy the SFAS No. 71 criteria in light of the transition to competitive generation under the Customer Choice Act and the ability to recover these regulatory assets through a CTC. Once any portion of the Company's electric utility operations is deemed to no longer meet the SFAS No. 71 criteria, or is not recovered through a CTC, the Company will be required to write off assets (to the extent their net book value exceeds fair value), the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements. Any such write-off of assets could be materially adverse to the financial position, results of operations and cash flows of the Company.

  The Company's regulatory assets related to generation, transmission and distribution as of December 31, 1997 were $561.9 million, $33.2 million and $85.8 million, respectively. At December 31, 1996, the Company's regulatory assets related to generation, transmission and distribution were $492.6 million, $41.4 million and $102.8 million, respectively. The components of all regulatory assets for the periods presented are as follows:

Regulatory Assets at December 31
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                                                     1997            1996
                                                               (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------------
Regulatory tax receivable (Note A)                               $301,664          $394,131
Brunot Island and Phillips cold reserve units (a)                 105,693                --
Unamortized debt costs (b)                                         87,915            93,299
Deferred rate synchronization costs (c)                            37,231            41,446
Beaver Valley Unit 2 sale/leaseback premium (Note H)               28,554            30,059
Deferred employee costs (d)                                        25,130            29,589
Deferred energy costs (Note A)                                     23,514                --
Deferred nuclear maintenance outage costs (Note A)                 17,013            13,462
Deferred coal costs (e)                                            15,711            12,191
DOE decontamination and decommissioning receivable (Note I)         8,847             9,779
Other (f)                                                          29,613            12,860
--------------------------------------------------------------------------------------------
 Total Regulatory Assets                                         $680,885          $636,816
============================================================================================

(a) Through its analysis of customer choice in the Restructuring Plan and Stand-Alone Plan, the Company determined that Phillips and a portion of Brunot Island would not be cost-effective in the production of electricity in the face of a competitive marketplace.
(b) The premiums paid to reacquire debt prior to scheduled maturity dates are deferred for amortization over the life of the debt issued to finance the reacquisitions.
(c) Initial operating costs of Beaver Valley Unit 2 and Perry Unit 1 were deferred and are currently being recovered over a 10-year period.
(d) Includes amounts for recovery of accrued compensated absences and accrued claims for workers' compensation.
(e) The PUC has directed the Company to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices for similar coal, as determined by the PUC.
(f) 1997 amounts include $6.8 million related to Statement of Position 96-1, Environmental Remediation Liabilities for the ongoing monitoring of certain of the Company's sites and $6.8 million of one-time costs for the 1997 early retirement plan recorded in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. (See "Employee Benefits," Note M, on page 43.)


F.  Short-Term Borrowing and Revolving Credit Arrangements


  At December 31, 1997, the Company had two extendible revolving credit arrangements, including a $125 million facility expiring in June 1998 and a $150 million facility expiring in October 1998. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. Both credit facilities contain two-year repayment periods for any amounts outstanding at the expiration of the revolving credit periods. At December 31, 1997 and December 31, 1996, there were no short-term borrowings outstanding.


G.  Income Taxes

  The annual federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) for the tax years through 1992. The IRS is reviewing the Company's 1993 and 1994 returns, and the tax years 1995 and 1996 remain subject to IRS review. The Company does not believe that final settlement of the federal income tax returns for the years 1990 through 1996 will have a materially adverse effect on its financial position, results of operations or cash flows.

Deferred Tax Assets (Liabilities) at December 31
--------------------------------------------------------------------------------

                                                        1997                     1996
                                                      (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------
Tax benefit--long-term investments                  $   210,394              $   175,427
Gain on sale/leaseback of BV Unit 2                      58,137                   61,131
Investment tax credits unamortized                       40,573                   44,067
Unbilled revenue                                         19,637                   19,222
Other                                                    65,210                   50,648
-----------------------------------------------------------------------------------------
 Deferred tax assets                                    393,951                  350,495
-----------------------------------------------------------------------------------------
Property depreciation                                  (712,247)                (783,851)
Regulatory assets                                      (125,171)                (150,346)
Leveraged leases                                       (115,383)                 (59,781)
Loss on reacquired debt unamortized                     (31,360)                 (33,331)
Deferred coal and energy costs                          (15,910)                  (5,054)
Other                                                   (87,095)                 (77,221)
-----------------------------------------------------------------------------------------
 Deferred tax liabilities                            (1,087,166)              (1,109,584)
-----------------------------------------------------------------------------------------
   Net Deferred Tax Liabilities                     $  (693,215)             $  (759,089)
=========================================================================================

Income Taxes
--------------------------------------------------------------------------------

                                                         1997       1996          1995
                                                     (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------------
Currently payable:                    Federal      $     3,911   $ 85,976   $    77,667
                                      State             31,083     44,582        29,915
Deferred--net:                        Federal           69,324    (18,737)        2,550
                                      State                (93)   (14,874)       (5,640)
Investment tax credits deferred--net                    (8,420)    (9,559)       (7,831)
------------------------------------------------------------------------------------------
   Income Taxes                                    $    95,805   $ 87,388   $    96,661
==========================================================================================

  Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes.

Income Tax Expense Reconciliation
--------------------------------------------------------------------------------

                                                               1997         1996        1995
                                                            (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------
Computed federal income tax at statutory rate                 $103,217    $ 93,284     $93,528
Increase (decrease) in taxes resulting from:
 State income taxes, net of federal income tax benefits         20,143      19,310      15,779
 Investment tax benefits--net                                  (17,831)    (15,116)     (5,478)
 Amortization of deferred investment tax credits                (8,420)     (9,559)     (7,831)
 Other                                                          (1,304)       (531)        663
-----------------------------------------------------------------------------------------------
   Total Income Tax Expense                                   $ 95,805    $ 87,388     $96,661
===============================================================================================

H.  Leases

  The Company leases nuclear fuel, a portion of a nuclear generating plant, certain office buildings, computer equipment, and other property and equipment.

Capital Leases at December 31
--------------------------------------------------------------------------------

                                                       1997               1996
                                                 (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------
Nuclear fuel                                        $ 92,901              $ 79,103
Electric plant                                        20,761                20,505
-----------------------------------------------------------------------------------
 Total                                               113,662                99,608
Less: Accumulated amortization                       (50,725)              (47,670)
-----------------------------------------------------------------------------------
 Property Held Under Capital Leases--Net (a)        $ 62,937              $ 51,938
===================================================================================

(a) Includes $2,874 in 1997 and $2,618 in 1996 of capital leases with associated obligations retired.

  In 1987, the Company sold and leased back its 13.74 percent interest in BV Unit 2; the sale was exclusive of transmission and common facilities. The Company subsequently leased back its interest in the unit for a term of 29.5 years. The lease provides for semi-annual payments and is accounted for as an operating lease. The Company is responsible under the terms of the lease for all costs related to its interest in the unit. In December 1992, the Company participated in the refinancing of collateralized lease bonds to take advantage of lower interest rates and reduce the annual lease payments. The bonds were originally issued in 1987 for the purpose of partially financing the lease of BV Unit 2. In accordance with the BV Unit 2 lease agreement, the Company paid the premiums of approximately $36.4 million as a supplemental rent payment to the lessors. This amount was deferred and is being amortized over the remaining lease term. At December 31, 1997, the deferred balance was approximately $28.6 million.

  Leased nuclear fuel is amortized as the fuel is burned and charged to fuel and purchased power expense on the statement of consolidated income. The amortization of all other leased property is based on rental payments made (except the BV Unit 2 lease, see "Depreciation and Amortization," Note A, on page 27). These lease-related expenses are charged to operating expenses on the statement of consolidated income.

Summary of Rental Payments
-------------------------------------------------------------------------------

                                                                    1997           1996               1995
                                                                       (Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------------------------------------
Operating leases                                                  $ 60,684      $   59,503           $ 57,617
Amortization of capital leases                                      16,847          19,378             26,705
Interest on capital leases                                           3,435           3,703              4,332
--------------------------------------------------------------------------------------------------------------
   Total Rental Payments                                          $ 80,966      $   82,584           $ 88,654
==============================================================================================================

Future Minimum Lease Payments
-------------------------------------------------------------------------------

                                                              Operating Leases  Capital Leases
Year Ended December 31,                                       (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------
1998                                                              $ 54,326      $   26,401
1999                                                                54,319          16,417
2000                                                                54,280          10,446
2001                                                                54,195           4,717
2002                                                                55,746           3,342
2003 and thereafter                                                810,097          16,469
-----------------------------------------------------------------------------------------------
   Total Minimum Lease Payments                                 $1,082,963        $ 77,792
-----------------------------------------------------------------------------------------------
Less: Amount representing interest                                                 (17,729)
-----------------------------------------------------------------------------------------------
Present value of minimum lease payments for capital leases (a)                    $ 60,063
===============================================================================================

(a) Includes current obligations of $22.5 million at December 31, 1997.

  Future minimum lease payments for capital leases are related principally to the estimated use of nuclear fuel financed through leasing arrangements and building leases. Future minimum lease payments for operating leases are related principally to BV Unit 2 and certain corporate offices.

  Future payments due to the Company, as of December 31, 1997, under subleases of certain corporate office space are approximately $5.9 million in 1998, $6.0 million in 1999 and $27.6 million thereafter.

I.  Commitments and Contingencies

Construction and Investments

  The Company estimates that it will spend, excluding AFC and nuclear fuel, approximately $130 million during 1998 and $100 million in each of 1999 and 2000 for electric utility construction.

  In 1997, the Company formed a strategic alliance with CQ Inc. to produce E-Fuel(TM), a coal-based synthetic fuel. The first six plants to produce E-Fuel(TM) are under construction, and are expected to be in operation by mid-1998. The Company estimates the cost of this construction to be approximately $25 million in 1998.

  In February 1998, the Company issued 159,732 shares of DQE Preferred Stock, representing an investment of approximately $16 million in a water company. The Company has committed approximately $24 million for additional investments in water, wastewater and water services companies for the first quarter of 1998.

  In 1997, the Company entered into a partnership with MCI Communications Corporation. The Company expects this partnership will lead to investment opportunities in the expanding telecommunications business.

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

  Based on site-specific studies conducted in 1997 for BV Unit 1 and BV Unit 2, and a 1997 update of the 1994 study for Perry Unit 1, the Company's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, is $170 million, $55 million and $90 million, respectively. The amount currently being used to determine the Company's cost of service related to decommissioning all three nuclear units is $224 million. The Company is seeking recovery of any potential shortfall in decommissioning funding as part of either its Restructuring Plan or its Stand-Alone Plan. (See "Rate Matters," Note E, on page 31.)

  With respect to the transition to a competitive generation market, the Customer Choice Act requires that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. Consistent with this requirement, in 1997 the Company increased its annual contributions to the decommissioning trusts by $5 million to approximately $9 million. The Company has received approval from the IRS for qualification of 100 percent of additional nuclear decommissioning trust funding for BV Unit 2 and Perry Unit 1, and 79 percent for BV Unit 1.

  Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at December 31, 1997 and 1996, totaled approximately $47.1 million and $33.7 million, respectively.

  Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. The maximum available private primary insurance of $200 million has been purchased by the Company. Additional protection of $8.7 billion would be provided by an assessment of up to $79.3 million per incident on each nuclear unit in the United States. The Company's maximum total possible assessment, $59.4 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If assessments from the nuclear industry prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the industry.

  The Company's share of insurance coverage for property damage, decommissioning and decontamination liability is $1.2 billion. The Company would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, the Company could be assessed retrospective premiums totaling a maximum of $5.8 million.

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

  Beaver Valley Power Station (BVPS) Steam Generators. BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has removed approximately 17 percent of its steam generator tubes from service through a process called "plugging." However, BV Unit 1 continues to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called "sleeving." No tubes at either BV Unit 1 or BV Unit 2 have been sleeved to date. BV Unit 2, which was placed in service 11 years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Approximately 2 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem at that unit.

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

  The Company continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages. The next refueling outage for BV Unit 1 is scheduled to begin in April 1999, and the next refueling outage for BV Unit 2 is currently scheduled to begin in September 1998. Both outages will include inspection of 100 percent of each unit's steam generator tubes. The Company will continue to monitor and evaluate the condition of the BVPS steam generators.

  BV Unit 1 went off-line on September 27, 1997, for a scheduled refueling outage, and returned to service on January 21, 1998. Perry Unit 1 completed a refueling outage on October 23, 1997. This outage lasted 40 days, a record for Perry Unit 1. The next refueling outage for Perry Unit 1 is currently scheduled to begin in March 1999.

  BV Unit 1 went off-line January 30, 1998, due to an issue identified in a technical review recently completed by the Company. BV Unit 2 went off-line December 16, 1997, to repair the emergency air supply system to the control room and has remained off-line due to other issues identified by a similar technical review of BV Unit 2. These technical reviews are in response to a 1997 commitment made by the Company to the NRC. The Company is one of many utilities faced with these technical issues, some of which date back to the original design of BVPS. Both BVPS units remain off-line for a revalidation of technical specification surveillance testing requirements of various plant systems. Based on the current status of the revalidation process, the Company currently anticipates that both BVPS units will remain off-line through March 1998.

  Spent Nuclear Fuel Disposal. The Nuclear Waste Policy Act of 1982 established a federal policy for handling and disposing of spent nuclear fuel and a policy requiring the establishment of a final repository to accept spent nuclear fuel. Electric utility companies have entered into contracts with the DOE for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent nuclear fuel before 2010. The DOE has not yet established an interim or permanent storage facility, despite a ruling by the United States Court of Appeals for the District of Columbia Circuit that the DOE was legally obligated to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Existing on-site spent nuclear fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2017, 2011 and 2011, respectively.

  In early 1997, the Company joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997, was not entirely in favor of the DOE or the utilities. The court permitted the DOE to pursue alternative dispute resolution, but prohibited it from using its lack of a spent fuel repository as a defense. The DOE has requested a rehearing on the matter, which has yet to be scheduled.

  Uranium Enrichment Obligations. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At December 31, 1997 and 1996, the Company's liability for contributions was approximately $7.2 million and $8.1 million, respectively (subject to an inflation adjustment). (See "Rate Matters," Note E, on page 31.)

Fossil Decommissioning

  In Pennsylvania, current ratemaking does not allow utilities to recover future decommissioning costs through depreciation charges during the operating life of fossil-fired generating stations. Based on studies conducted in 1997, this amount for fossil decommissioning is currently estimated to be $130 million for the Company's interest in 17 units at six sites. Each unit is expected to be decommissioned upon the cessation of the final unit's operations. The Company has submitted these estimates to the PUC, and is seeking to recover these costs as part of either its Restructuring Plan or its Stand-Alone Plan. (See "Rate Matters," Note E, on page 31.)

Guarantees

  The Company and the other owners of Bruce Mansfield Power Station (Bruce Mansfield) have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At December 31, 1997, the Company's share of these guarantees was $15.1 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by the Company solely in relation to these obligations are $6.2 million in 1998, $5.8 million in 1999, and $4.6 million in 2000. The Company's total payments for coal purchased under the contract were $38.3 million in 1997, $26.9 million in 1996, and $28.9 million in 1995.

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

Residual Waste Management Regulations

  In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. The Company is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Capital costs of $2.8 million and $2.5 million were incurred by the Company in 1997 and 1996, respectively, to comply with these DEP regulations. The additional capital cost of compliance through the year 2000 is estimated, based on current information, to be $16 million. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.

Employees

  The Company is party to a labor contract expiring in September 2001 with the International Brotherhood of Electrical Workers (IBEW), which represents approximately 2,000 of the Company's employees. The contract provides, among other things, employment security, income protection and 3 percent annual wage increases through September 2000.

Other

  The Company is involved in various other legal proceedings and environmental matters. The Company believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.

J.  Long-Term Debt

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

Long-Term Debt at December 31
--------------------------------------------------------------------------------

                                                                Principal Outstanding
                                    Interest              (Amounts in Thousands of Dollars)
                                      Rate      Maturity       1997           1996
-------------------------------------------------------------------------------------------
First mortgage bonds               5.85%-8.75%  1998-2025  $  778,000(a)  $  853,000(b)
Pollution control notes               (c)       2009-2030     417,985        417,985
Sinking fund debentures                5%       2010            2,791          4,891
Term loans                         6.47%-7.47%  2000-2001     150,000        150,000
Miscellaneous                                                  31,017         17,785
Less: Unamortized debt discount
 and premium--net                                              (3,672)        (3,915)
-------------------------------------------------------------------------------------------
 Total Long-Term Debt                                      $1,376,121     $1,439,746
===========================================================================================

(a)  Excludes $75.0 million related to current maturities during 1998.
(b)  Excludes $50.0 million related to a current maturity during 1997.
(c) The pollution control notes have adjustable interest rates. The interest rates at year-end averaged 3.9 percent in 1997 and 3.7 percent in 1996.

  At December 31, 1997, sinking fund requirements and maturities of long-term debt outstanding for the next five years were $75.3 million in 1998, $80.6 million in 1999, $165.2 million in 2000, $85.2 million in 2001, and $0.3 million in 2002.

  Total interest and other charges were $115.6 million in 1997, $110.3 million in 1996, and $107.6 million in 1995. Interest costs attributable to long-term debt and other interest were $101.2 million, $99.4 million and $102.4 million in 1997, 1996 and 1995, respectively. Of these amounts, $2.3 million in 1997, $1.2 million in 1996, and $0.7 million in 1995 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues.

  During 1994, the Company's BV Unit 2 lease arrangement was amended to reflect an increase in federal income tax rates. At the same time, the associated letter of credit securing the lessor's equity interest in the unit was increased from $188 million to $194 million and the term of the letter of credit was extended to 1999. If certain specified events occur, the letter of credit could be drawn down by the owners, the leases could terminate, and collateralized lease bonds ($381.5 million at December 31, 1997) would become direct obligations of the Company.

  At December 31, 1997, the fair value of the Company's long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues or current rates offered to the Company for debt of the same remaining maturities, was $1,474.6 million. The principal amount included in the Company's consolidated balance sheet is $1,455.1 million.

  At December 31, 1997 and 1996, the Company was in compliance with all of its debt covenants. (See "Rate Matters," Note E, on page 31.)

K.  Preferred and Preference Stock

Preferred and Preference Stock at December 31
--------------------------------------------------------------------------------

                                                             (Shares and Amounts in Thousands)
                                                           -------------------------------------
                                                                  1997              1996
                                                Call Price -------------------------------------
                                                Per Share   Shares   Amount    Shares   Amount
------------------------------------------------------------------------------------------------
Preferred Stock of DQE:
4.3% Series A Preferred Stock (a) (b)                    --      12  $  1,172       --        --
4.2% Series A Preferred Stock (a) (b)                    --       4       376       --        --
------------------------------------------------------------------------------------------------
Preferred Stock Series of Subsidiaries:
3.75%  (c) (d) (e)                                   $51.00     148     7,407      148  $  7,407
4.00%  (c) (d) (e)                                    51.50     550    27,486      550    27,486
4.10%  (c) (d) (e)                                    51.75     120     6,012      120     6,012
4.15%  (c) (d) (e)                                    51.73     132     6,643      132     6,643
4.20%  (c) (d) (e)                                    51.71     100     5,021      100     5,021
$2.10  (c) (d) (e)                                    51.84     159     8,039      159     8,039
9.00%  (f)                                               --      --     3,000       --     3,000
8.375% (g)                                               --   6,000   150,000    6,000   150,000
6.5% (h)                                                 --      --     1,000       --        --
------------------------------------------------------------------------------------------------
 Total Preferred Stock                                        7,225   216,156    7,209   213,608
------------------------------------------------------------------------------------------------
Preference Stock Series of Subsidiaries: (i)
Plan Series A (e) (j)                                 36.90     799    28,295      817    28,997
------------------------------------------------------------------------------------------------
 Total Preference Stock                                         799    28,295      817    28,997
------------------------------------------------------------------------------------------------
Deferred ESOP benefit                                                 (16,400)           (19,533)
------------------------------------------------------------------------------------------------
 Total Preferred and Preference Stock                                $228,051           $223,072
================================================================================================

(a)  Preferred Stock: 4,000,000 authorized shares; Securities, no par value
(b)  Convertible; $100 liquidation preference per share
(c)  Preferred stock: 4,000,000 authorized shares; $50 par value; cumulative
(d)  $50 per share involuntary liquidation value
(e)  Non-redeemable
(f) 500 authorized shares; 10 issued $300,000 par value; involuntary liquidation value $300,000 per share; mandatory redemption beginning August 2000; cumulative
(g) Cumulative Monthly Income Preferred Securities, Series A (MIPS): 6,000,000 authorized shares; $25 involuntary liquidation value
(h) 1,500 authorized shares; 10 issued, $100,000 par value; $100,000 involuntary liquidation value
(i)  Preference stock: 8,000,000 authorized shares; $1 par value; cumulative
(j)  $35.50 per share involuntary liquidation value

  On July 30, 1997, the Company authorized and registered 1,000,000 shares of DQE Preferred Stock. As of December 31, 1997, 15,480 shares of DQE Preferred Stock had been issued and were outstanding. An additional 159,732 shares of DQE Preferred Stock were issued on February 19, 1998. The DQE Preferred Stock ranks senior to the Company's common stock as to the payment of dividends and as to the distribution of assets on liquidations, dissolution or winding-up of the Company. The holders of DQE Preferred Stock are entitled to vote on all matters submitted to a vote of the holders of DQE common stock, voting together with the holders of common stock as a single class. Each share of DQE Preferred Stock is entitled to three votes. Each share of DQE Preferred Stock is convertible at the Company's option into the number of shares of DQE common stock computed by dividing the DQE Preferred Stock's $100 liquidation value by the five-day average closing sales price of DQE common stock for the five trading days immediately prior to the conversion date. Each unredeemed share of DQE Preferred Stock will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance. If the proposed merger with AYE occurs prior to any conversion, each share of DQE Preferred Stock will be convertible into AYE common stock, using the same methodology to calculate the number of shares.

  Dividends on DQE Preferred Stock are paid quarterly on each January 1, April 1, July 1 and October 1. 11,720 shares of DQE Preferred Stock are entitled to an annual dividend of 4.3 percent, and in the fourth quarter of 1997 the Company declared an initial quarterly dividend of $1.075 per share, payable January 1, 1998. 3,760 shares of DQE Preferred Stock are entitled to an annual dividend of
4.2 percent, and in the first quarter of 1998 the Company declared a dividend for the period of December 16, 1997 through March 31, 1998 of $1.237 per share, payable April 1, 1998. The recently issued 159,732 shares are entitled to a 4.0 percent annual dividend, and in the first quarter of 1998 the Company declared a dividend for the period February 19, 1998 through March 31, 1998 of $0.444 per share, payable April 1, 1998.

  In October 1997, a Duquesne subsidiary issued 10 shares of preferred stock, par value $100,000 per share. The holders of such shares are entitled to a 6.5 percent annual dividend to be paid each September 30. In 1995, another Duquesne subsidiary issued 10 shares of preferred stock, par value $300,000 per share. The holders of such shares are entitled to a 9.0 percent annual dividend paid quarterly.

  In May 1996, Duquesne Capital L.P. (Duquesne Capital), a special-purpose limited partnership of which Duquesne is the sole general partner, issued $150.0 million principal amount of 8 3/8 percent Monthly Income Preferred Securities
(MIPS), Series A, with a stated liquidation value of $25.00. The holders of MIPS are entitled to annual dividends of 8 3/8 percent, payable monthly. The sole assets of Duquesne Capital are Duquesne's 8 3/8 percent debentures, with a principal amount of $151.5 million. These debt securities may be redeemed at Duquesne's option on or after May 31, 2001. Duquesne has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of the MIPS to the extent that Duquesne Capital has funds available for such payment from the debt securities. Upon maturity or prior redemption of such debt securities, the MIPS will be mandatorily redeemed. The Company's consolidated balance sheet reflects only the $150.0 million of MIPS.

  Holders of Duquesne's preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne's board of directors until all dividends have been paid. Holders of Duquesne's preference stock are entitled to receive cumulative quarterly dividends if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne's directors until all dividends have been paid. At December 31, 1997, Duquesne had made all dividend payments. Preferred and preference dividends of subsidiaries included in interest and other charges were $16.7 million, $12.1 million and $5.9 million in 1997, 1996 and 1995. Total preferred and preference stock had involuntary liquidation values of $244.4 million and $242.5 million, which exceeded par by $27.6 million and $28.2 million at December 31, 1997 and 1996.

  In December 1991, the Company established an Employee Stock Ownership Plan
(ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See "Employee Benefits," Note M, on page 43.) The Company issued and sold 845,070 shares of preference stock, plan series A to the trustee of the ESOP. As consideration for the stock, the Company received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one and one-half shares of DQE common stock. At December 31, 1997, $16.4 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by the recognition of a deferred ESOP benefit. Dividends on the preference stock and cash contributions from the Company are used to repay the ESOP note. The Company made cash contributions of approximately $1.1 million for 1997, $1.4 million for 1996, and $1.6 million for 1995. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($2.3 million in 1997, 1996 and 1995). As shares of preference stock are allocated to the accounts of participants in the ESOP, the Company recognizes compensation expense, and the amount of the deferred compensation benefit is amortized. The Company recognized compensation expense related to the 401(k) plans of $3.2 million in 1997 and $2.3 million in 1996 and 1995. Although outstanding preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends, the outstanding MIPS and preference stock are not currently callable. None of the remaining Duquesne preferred or preference stock issues has mandatory purchase requirements.

L. Common Stock

Changes in the Number of Shares of DQE Common Stock Outstanding
-------------------------------------------------------------------------------

                                                1997     1996     1995
                                          (Amounts in Thousands of Shares)
-------------------------------------------------------------------------------
Outstanding as of January 1                    77,273   77,556   78,459
Reissuance from treasury stock                    408      157       83
Repurchase of common stock                         (1)    (440)    (986)
-------------------------------------------------------------------------------
 Outstanding as of December 31                 77,680   77,273   77,556
===============================================================================

  The Company has continuously paid dividends on common stock since 1953. The Company's annualized dividends per share were $1.44, $1.36 and $1.28 at December 31, 1997, 1996 and 1995. During 1997, the Company paid a quarterly dividend of $0.34 per share on each of January 1, April 1, July 1 and October 1. The quarterly dividend declared in the fourth quarter of 1997 was increased from $0.34 to $0.36 per share payable January 1, 1998.

  Once all dividends on the DQE Preferred Stock have been paid, dividends may be paid on the Company's common stock to the extent permitted by law and as declared by the board of directors. However, payments of dividends on Duquesne's common stock may be restricted by Duquesne's obligations to holders of preferred and preference stock pursuant to Duquesne's Restated Articles of incorporation and by obligations of Duquesne's subsidiaries to holders of their preferred securities. No dividends or distributions may be made on Duquesne's common stock if Duquesne has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of total common shareholder's equity to total capitalization is less than specified percentages. As all of Duquesne's common stock is owned by the Company, to the extent that Duquesne cannot pay common dividends, the Company may not be able to pay dividends on its common stock or DQE Preferred Stock. No part of the retained earnings of the Company was restricted at December 31, 1997. (See "Rate Matters," Note E, on pages 31 through 35.)

M.  Employee Benefits

Retirement Plans

  The Company maintains retirement plans to provide pensions for all eligible employees. Upon retirement, an employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. The Company's policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) but that does not exceed the maximum tax-deductible amount for the year. Pension costs charged to expense or construction were $12.7 million for 1997, $11.9 million for 1996, and $6.1 million for 1995.

  In 1997, the Company offered an early retirement plan to its bargaining unit employees meeting certain age and service criteria. In accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, the Company recorded $6.8 million of one-time costs as a regulatory asset and other non-current liability on the consolidated balance sheet.

Funded Status of the Retirement Plans and Amounts Recognized on the
Consolidated Balance Sheet at December 31
--------------------------------------------------------------------------------

                                                                                                 1997               1996
                                                                                        (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefits rendered to date:
Vested benefits                                                                              $460,483           $413,109
Non-vested benefits                                                                            25,080             22,551
-------------------------------------------------------------------------------------------------------------------------
Accumulated benefits obligations based on compensation to date                                485,563            435,660
Additional benefits based on estimated future salary levels                                    68,739             61,438
-------------------------------------------------------------------------------------------------------------------------
Projected benefits obligation                                                                 554,302            497,098
Fair market value of plan assets                                                              605,457            525,871
-------------------------------------------------------------------------------------------------------------------------
Projected benefits obligation under plan assets                                              $ 51,155           $ 28,773
=========================================================================================================================
Unrecognized net gain                                                                        $153,682           $128,382
Unrecognized prior service cost                                                               (39,800)           (43,790)
Unrecognized net transition liability                                                         (12,039)           (13,853)
Net pension liability per consolidated balance sheet                                          (50,688)           (41,966)
-------------------------------------------------------------------------------------------------------------------------
  Total                                                                                      $ 51,155           $ 28,773
=========================================================================================================================
Assumed rate of return on plan assets                                                           8.00%              8.25%
-------------------------------------------------------------------------------------------------------------------------
Discount rate used to determine projected benefits obligation                                   7.00%              7.50%
-------------------------------------------------------------------------------------------------------------------------
Assumed change in compensation levels                                                           4.75%              5.25%
-------------------------------------------------------------------------------------------------------------------------

  Pension assets consist primarily of common stocks, United States obligations and corporate debt securities.

Components of Net Pension Cost
--------------------------------------------------------------------------------

                                                                                                         1997       1996       1995
                                                                                                   (Amounts in Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------------

Service cost (benefits earned during the year)                                                       $ 12,340   $ 12,209   $  9,953
Interest on projected benefits obligation                                                              36,570     32,597     30,063
Return on plan assets                                                                                 (95,444)   (58,173)   (99,246)

Net amortization and deferrals                                                                         65,801     25,312     65,316
------------------------------------------------------------------------------------------------------------------------------------

  Net Pension Cost                                                                                   $ 19,267   $ 11,945   $  6,086
====================================================================================================================================


Retirement Savings Plan and Other Benefit Options

  The Company sponsors separate 401(k) retirement plans for its management and bargaining unit employees.

  The 401(k) Retirement Savings Plan for Management Employees provides that the Company will match employee contributions to a 401(k) account up to a maximum of 6 percent of an employee's eligible salary. The Company match consists of a $0.25 base match per eligible contribution dollar and an additional $0.25 incentive match per eligible contribution dollar, if Board-approved targets are achieved. The 1997 incentive target for management was accomplished. The Company is funding its matching contributions to the 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See "Preferred and Preference Stock," Note K, on page 41.)

  The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that, beginning in 1995, the Company will match employee contributions to a 401(k) account up to a maximum of 4 percent of an employee's eligible salary. The Company match consists of a $0.25 base match per eligible contribution dollar and an additional $0.25 incentive match per eligible contribution dollar, if certain targets are met. In 1997, the incentive target was accomplished.

  The Company's shareholders have approved a long-term incentive plan through which the Company may grant management employees options to purchase, during the years 1987 through 2006, up to a total of 7.5 million shares of the Company's common stock at prices equal to the fair market value of such stock on the dates the options were granted. At December 31, 1997, approximately two million of these shares were available for future grants.

  As of December 31, 1997, 1996 and 1995, active grants totaled 1,084,041; 1,698,000; and 2,159,000 shares. Exercise prices of these options ranged from $15.8334 to $33.7813 at December 31, 1997; from $8.2084 to $30.875 at December
31, 1996; and from $8.2084 to $27.625 at December 31, 1995. Expiration dates of these grants ranged from 2000 to 2007 at December 31, 1997; from 1997 to 2006 at December 31, 1996; and from 1997 to 2005 at December 31, 1995. As of December 31, 1997, 1996 and 1995, stock appreciation rights (SARs) had been granted in connection with 635,995; 984,000; and 1,202,000 of the options outstanding. During 1997, 694,984 SARs were exercised; 638,494 options were exercised at prices ranging from $8.2084 to $30.75; and no options were cancelled. During 1996, 715,000 SARs were exercised; 267,000 options were exercised at prices ranging from $8.2084 to $20.3334; and 150 options were cancelled. During 1995, 367,000 SARs were exercised; 133,000 options were exercised at prices ranging from $8.2084 to $21.6667; and 28,000 options were cancelled. Of the active grants at December 31, 1997, 1996 and 1995, 402,816; 668,000; and 929,000 were not exercisable.

Other Postretirement Benefits

  In addition to pension benefits, the Company provides certain health care benefits and life insurance for some retired employees. Participating retirees make contributions, which may be adjusted annually, to the health care plan. The life insurance plan is non-contributory. Company-provided health care benefits terminate when covered individuals become eligible for Medicare benefits or reach age 65, whichever comes first. The Company funds actual expenditures for obligations under the plans on a "pay-as-you-go" basis. The Company has the right to modify or terminate the plans.

  The Company accrues the actuarially determined costs of the aforementioned postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. The Company has elected to amortize the transition liability over 20 years.

Components of Postretirement Cost
--------------------------------------------------------------------------------

                                                                 1997              1996
                                                           (Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)               $1,603             $1,182
Interest cost on accumulated benefit obligation                 3,048              2,046
Amortization of the transition obligation over 20 years         1,686              1,700
Other                                                             218               (812)
----------------------------------------------------------------------------------------
 Total Postretirement Cost                                     $6,555             $4,116
========================================================================================

  The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement.

Funded Status of Postretirement Plan at December 31
--------------------------------------------------------------------------------

                                                                             1997             1996
                                                                   (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------
Actuarial present value of benefits:
 Retirees                                                                 $  8,150         $  8,840
 Fully eligible active plan
  participants                                                               5,966            3,829
 Other active plan participants                                             32,214           26,352
-----------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                               46,330           39,021
Fair market value of plan assets                                                --               --
-----------------------------------------------------------------------------------------------------
Accumulated benefit obligation in excess of plan assets                   $(46,330)        $(39,021)
-----------------------------------------------------------------------------------------------------
Unrecognized net actuarial (loss) gains                                   $ (1,208)        $  2,874
Unrecognized net transition liability                                      (25,294)         (27,198)
Postretirement liability per consolidated balance sheet                    (19,828)         (14,697)
-----------------------------------------------------------------------------------------------------
 Total                                                                    $(46,330)        $(39,021)
-----------------------------------------------------------------------------------------------------
Discount rate used to determine projected benefit obligation                  7.00%            7.50%
-----------------------------------------------------------------------------------------------------
Health care cost trend rates:
 For year beginning January 1                                                 6.58%            6.96%
 Ultimate rate in the year 2001                                               5.50%            6.00%
-----------------------------------------------------------------------------------------------------
Effect of a one percent increase in
 health care cost trend rates:
 On accumulated projected benefit obligation                               $  5,234         $  2,920
 On aggregate of annual service and interest costs                         $    581         $    391
------------------------------------------------------------------------------------------------------

N.   Quarterly Financial Information (Unaudited)

Summary of Selected Quarterly Financial Data (Thousands of Dollars,
Except Per Share Amounts)
--------------------------------------------------------------------------------
[The quarterly data reflect seasonal weather variations in the utility's service territory.]
--------------------------------------------------------------------------------

1997                                                                 First Quarter   Second Quarter   Third Quarter   Fourth Quarter

------------------------------------------------------------------------------------------------------------------------------------

Operating Revenues (a)                                                    $303,584         $285,861    $    331,203     $    298,526

Operating Income (a)                                                        76,817           56,392          96,448           51,080

Net Income                                                                  45,097           46,778          58,665           48,561

Basic Earnings Per Share                                                      0.58             0.61            0.75             0.63

Diluted Earnings Per Share                                                    0.57             0.60            0.75             0.62

Stock Price:
 High                                                                       29 7/8           29             33 9/16           35 1/8

 Low                                                                        27 3/4           26 7/8         31 7/16          30 7/16

====================================================================================================================================

1996                                                                 First Quarter   Second Quarter   Third Quarter   Fourth Quarter

------------------------------------------------------------------------------------------------------------------------------------

Operating Revenues (a)                                                    $300,518         $293,357    $    335,430     $    296,890

Operating Income (a)                                                        71,316           67,385         104,891           59,414

Net Income                                                                  42,305           38,972          57,412           40,449

Basic Earnings Per Share                                                      0.55             0.50            0.74             0.53

Diluted Earnings Per Share                                                    0.54             0.49            0.74             0.52

Stock Price:
 High                                                                       31 1/2           28 7/8          28 3/4           30 3/8

 Low                                                                        27 1/2           25 3/4          27               27
====================================================================================================================================


(a) Restated to conform with presentations adopted during 1997.

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


Item 13.  Certain Relations and Related Transactions.

 None.


                                    Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)(1) The following information is set forth here in Item 8 (Consolidated Financial Statements and Supplementary Data) on pages 22 through 46 of this Report. The following financial statements and Report of Independent Certified Public Accountants are incorporated here by reference:

 Report of Independent Certified Public Accountants.

 Statement of Consolidated Income for the Three Years Ended December 31, 1997.

 Consolidated Balance Sheet, December 31, 1996 and 1997.

 Statement of Consolidated Cash Flows for the Three Years Ended December 31,
1997.

 Statement of Consolidated Retained Earnings for the Three Years Ended December 31, 1997.

 Notes to Consolidated Financial Statements.

  (a)(2) The following financial statement schedule and the related Report of Independent Certified Public Accountants are filed here as a part of this
Report:

 Schedule for the Three Years Ended December 31, 1997:

  II - Valuation and Qualifying Accounts.

 The remaining schedules are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements or notes to the consolidated financial statements.

  (a)(3) Exhibits are set forth in the Exhibit Index below, incorporated here by reference. Documents other than those designated as being filed here are incorporated here by reference. Documents incorporated by reference to a DQE Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-10290. Documents incorporated by reference to a Duquesne Light Company Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-956. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation of S-K.

 (b) No reports on Form 8-K were filed during the fiscal quarter ended December 31,1997.

                                 Exhibit Index

 Exhibit                                                            Method of
   No.                              Description                       Filing

   2.1              Agreement and Plan of Merger dated as     Exhibit 2(a) to the Form 8-K
                    of April 5, 1997, among the Company,      Current Report of DQE dated
                    AYE and AYP Sub, Inc.                     April 8, 1997.

   2.2              Stock Option Agreement dated as of        Exhibit 2(b) to the Form 8-K
                    April 5, 1997, between the Company        Current Report of DQE dated
                    and AYE.                                  April 8, 1997.

   2.3              Letter Agreement dated as of April 5,     Exhibit 2(c) to the Form 8-K
                    1997, between the Company                 Current Report of DQE dated
                    and AYE.                                  April 8, 1997.

   3.1              Articles of Incorporation of DQE          Exhibit 3.1 to the Form 10-K
                    effective January 5, 1989.                Annual Report of DQE for the
                                                              year ended December 31, 1989.

   3.2              Articles of Amendment of DQE effective    Exhibit 3.2 to the Form 10-K
                    April 27, 1989.                           Annual Report of DQE for the
                                                              year ended December 31, 1989.

   3.3              Articles of Amendment of DQE effective    Exhibit 3.3 to the Form 10-K
                    February 8, 1993.                         Annual Report of DQE for the
                                                              year ended December 31, 1992.

   3.4              Articles of Amendment of DQE effective    Exhibit 3.4 to the Form 10-K
                    May 24, 1994.                             Annual Report of DQE for the
                                                              year ended December 31, 1994.

Exhibit                                                                 Method of
  No.                            Description                             Filing
  3.5              Articles of Amendment of DQE effective    Exhibit 3.5 to the Form 10-K
                   April 20, 1995.                           Annual Report of DQE for the
                                                             year ended December 31, 1995.

  3.6              Statement with respect to the Preferred   Exhibit 3.1 to the Form 10-Q
                   Stock, Series A (Convertible), as filed   Quarterly Report of DQE for
                   with the Pennsylvania Department          the quarter ended Septem-
                   of State on August 29, 1997.              ber 30, 1997.

  3.7              By-Laws of DQE, as amended through        Exhibit 3.6 to the Form 10-K.
                   December 18, 1996 and as                  Annual Report of DQE for the
                   currently in effect.                      year ended December 31, 1997.

  4.1              Indenture dated March 1, 1960, relating   Exhibit 4.3 to the Form 10-K
                   to Duquesne Light Company's 5%            Annual Report of DQE for the
                   Sinking Fund Debentures.                  year ended December 31, 1989.

  4.2              Indenture of Mortgage and Deed of Trust   Exhibit 4.3 to Registration
                   dated as of April 1, 1992, securing       Statement (Form S-3)
                   Duquesne Light Company's First            No. 33-52782.
                   Collateral Trust Bonds.

  4.3              Supplemental Indentures supplementing
                   the said Indenture of Mortgage and
                   Deed of Trust -

                   Supplemental Indenture No. 1.             Exhibit 4.4 to Registration
                                                             Statement (Form S-3)
                                                             No. 33-52782.

                   Supplemental Indenture No. 2 through      Exhibit 4.4 to Registration
                   Supplemental Indenture No. 4.             Statement (Form S-3)
                                                             No. 33-63602.

                   Supplemental Indenture No. 5 through      Exhibit 4.6 to the Form 10-K
                   Supplemental Indenture No. 7.             Annual Report of Duquesne
                                                             Light Company for the year
                                                             ended December 31, 1993.

                   Supplemental Indenture No. 8 and          Exhibit 4.6 to the Form 10-K
                   Supplemental Indenture No. 9.             Annual Report of Duquesne
                                                             Light Company for the year
                                                             ended December 31, 1994.

                   Supplemental Indenture No. 10             Exhibit 4.4 to the Form 10-K
                   through Supplemental Indenture            Annual Report of Duquesne
                   No. 12.                                   Light Company for the year
                                                             ended December 31, 1995.

                   Supplemental Indenture No. 13.            Exhibit 4.3 to the Form 10-K
                                                             Annual Report of Duquesne
                                                             Light Company for the year
                                                             ended December 31, 1996.

Exhibit                                                                         Method of
   No.                           Description                                      Filing
           Supplemental Indenture No. 14                                Exhibit 4.3 to the Form 10-K
                                                                        Annual Report of Duquesne
                                                                        Light Company for the year
                                                                        ended December 31, 1997.

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

  10.5     DQE, Inc. 1996 Stock Plan for Non-Employee Directors.        Exhibit 10.5 to the Form 10-K
                                                                        Annual Report of DQE for the
                                                                        year ended December 31, 1996.

  10.6     Duquesne Light/DQE Charitable Giving Program.                Exhibit 10.6 to the Form 10-K
                                                                        Annual Report of DQE for the
                                                                        year ended December 31, 1992.

  10.7     Performance Incentive Program for DQE, Inc. and              Exhibit 10.7 to the Form 10-K
           Subsidiaries. Formerly known as the Duquesne Light           Annual Report of DQE for the
           Company Performance Incentive Program.                       year ended December 31, 1996.

  10.8     Employment Agreement dated as of August 30, 1994             Exhibit 10.9 to the Form 10-K
           between DQE, Duquesne Light Company and                      Annual Report of DQE for the
           David D. Marshall.                                           year ended December 31, 1994.

 Exhibit                                                                         Method of
   No.                        Description                                          Filing
  10.9     First Amendment dated as of June 27, 1995 to                 Exhibit 10.68 to the Form 10-K
           Employment Agreement dated as of August 30, 1994             Annual Report of Duquesne
           between DQE, Duquesne Light Company and                      Light Company for the year
           David D. Marshall.                                           ended December 31, 1995.

  10.10    Employment Agreement dated as of August 30, 1994             Exhibit 10.10 to the Form 10-K
           between DQE, Duquesne Light Company and                      Annual Report of DQE for the
           Gary L. Schwass.                                             year ended December 31, 1994.

  10.11    Non-Competition and Confidentiality Agreement dated          Exhibit 10.14 to the Form 10-K
           as of October 3, 1996 by and among DQE, Inc., Duquesne       Annual Report of DQE for the
           Light Company and David D. Marshall, together with a         year ended December 31, 1996.
           schedule listing substantially identical agreements with
           Victor A. Roque, James D. Mitchell and James E. Cross.

  10.12    Schedule to Non-Competition and Confidentiality              Filed here.
           Agreement dated as of October 3, 1996 (Exhibit 10.14
           to the Form 10-K Annual Report of DQE for the year
           ended December 31, 1996) listing substantially identical
           agreements with Gary R. Brandenberger and
           Donald J. Clayton.

  10.13    Severance Agreement dated April 4, 1997, between the         Exhibit 10.1 to the Form 10-Q
           Company and David D. Marshall, together with a schedule      Quarterly Report of DQE for
           describing substantially identical agreements with Gary L.   the quarter ended March 31,
           Schwass, Victor A. Roque, James E. Cross and James D.        1997.
           Mitchell.

  10.14    Schedule to Severance Agreement dated April 4, 1997          Filed here.
           (Exhibit 10.1 to the Form 10-Q Quarterly Report of DQE
           for the quarter ended March 31, 1997) listing substantially identical agreements with Gary R. Brandenberger and
           Donald J. Clayton.

  10.15    Stock Purchase Agreement among Duquesne Enterprises,         Exhibit 10.2 to the Form 10-Q
           Inc., Chester Engineers, Inc., and Chester Acquisition       Quarterly Report of DQE for
           Corporation, dated March 17, 1997, as amended April 30,      the quarter ended March 31,
           1997.                                                        1997.

  10.16    Securities Purchase Agreement, dated as of May 28, 1997,     Exhibit A to Schedule 13D of
           among SatCon Technology Corporation, Beacon Power            Duquesne Enterprises, Inc.
           Corporation and Duquesne Enterprises,Inc.                    filed on June 9, 1997.

                   Material Contracts relating to Duquesne Light Company
                  Agreements relating to Jointly Owned Generating Units:

  10.17    Administration Agreement dated as of September 14, 1967.     Exhibit 5.8 to Registration
                                                                        Statement (Form S-7)
                                                                        No. 2-43106.

  10.18    Transmission Facilities Agreement dated as of                Exhibit 5.9 to Registration
           September 14, 1967.                                          Statement (Form S-7)
                                                                        No. 2-43106.

  Exhibit                                                                           Method of
   No.                                   Description                                  Filing
 10.19             Operating Agreement dated as of September 21, 1972     Exhibit 5.1 to Registration
                   for Eastlake Unit No. 5.                               Statement (Form S-7)
                                                                          No. 2-48164.

 10.20             Memorandum of Agreement dated as of July 1, 1982 re    Exhibit 10.14 to the Form 10-K
                   reallocation of rights and liabilities of the          Annual Report of Duquesne
                   companies under uranium supply contracts.              Light Company for the year
                                                                          ended December 31, 1987.

 10.21             Operating Agreement dated August 5, 1982 as of         Exhibit 10.17 to the Form 10-K
                   September 1, 1971 for Sammis Unit No. 7.               Annual Report of Duquesne
                                                                          Light Company for the year ended
                                                                          December 31, 1988.

 10.22             Memorandum of Understanding dated as of March 31,      Exhibit 10.19 to the Form 10-K
                   1985 re implementation of company-by-company           Annual Report of DQE for the
                   management of uranium inventory and delivery.          year ended December 31, 1989.

 10.23             Restated Operating Agreement for Beaver Valley Unit    Exhibit 10.23 to the Form 10-K
                   Nos. 1 and 2 dated September 15, 1987.                 Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 1987.

 10.24             Operating Agreement for Perry Unit No. 1 dated         Exhibit 10.24 to the Form 10-K
                   March 10, 1987.                                        Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 1987.

 10.25             Operating Agreement for Bruce Mansfield Units Nos. 1,  Exhibit 10.25 to the Form 10-K
                   2 and 3 dated September 15, 1987 as of June 1, 1976.   Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 1987.

 10.26             Basic Operating Agreement, as amended January 1,       Exhibit 10.10 to the Form 10-K
                   1993.                                                  Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 1993.

 10.27             Amendment No. 1 dated December 23, 1993 to             Exhibit 10.11 to the Form 10-K
                   Transmission Facilities Agreement (as of January 1,    Annual Report of Duquesne
                   1993).                                                 Light Company for the year
                                                                          ended December 31, 1993.

 10.28             Microwave Sharing Agreement (as amended                Exhibit 10.12 to the Form 10-K
                   January 1, 1993) dated December 23, 1993.              Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 1993.

 10.29             Agreement (as of September 1, 1980) dated              Exhibit 10.13 to the Form 10-K
                   December 23, 1993 for termination or construction      Annual Report of Duquesne
                   of certain agreements.                                 Light Company for the year
                                                                          ended December 31, 1993.

 Exhibit                                                                            Method of
   No.                              Description                                      Filing

                 Agreements relating to the Sale and Leaseback
                          of Beaver Valley Unit No. 2:
  10.30     Order of the Pennsylvania Public Utility Commission           Exhibit 28.2 to the Form 10-Q
            dated September 25, 1987 regarding the application            Quarterly Report of Duquesne
            of the Duquesne Light Company under Section 1102(a)(3)        Light Company for the quarter
            of the Public Utility Code for approval in connection with    ended September 30, 1987.
            the sale and leaseback of its interest in Beaver Valley
            Unit No. 2.

  10.31     Order of the Pennsylvania Public Utility Commission           Exhibit 10.28 to the Form 10-K
            dated October 15, 1992 regarding the Securities               Annual Report of Duquesne
            Certificate of Duquesne Light Company for the                 Light Company for the year
            assumption of contingent obligations under                    ended December 31, 1992.
            financing agreements in connection with the
            refunding of Collateralized Lease Bonds.

  x10.32    Facility Lease dated as of September 15, 1987 between         Exhibit (4)(c) to Registration
            The First National Bank of Boston, as Owner Trustee           Statement (Form S-3)
            under a Trust Agreement dated as of September 15, 1987        No. 33-18144.
            with the limited partnership Owner Participant named
            therein, Lessor, and Duquesne Light Company, Lessee.

  y10.33    Facility Lease dated as of September 15, 1987 between         Exhibit (4)(d) to Registration
            The First National Bank of Boston, as Owner Trustee           Statement (Form S-3)
            under a Trust Agreement dated as of September 15, 1987,       No. 33-18144.
            with the corporate Owner Participant named therein,
            Lessor, and Duquesne Light Company, Lessee.

  x10.34    Amendment No. 1 dated as of December 1, 1987 to               Exhibit 10.30 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between         Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee           Light Company for the year
            under a Trust Agreement dated as of September 15, 1987        ended December 31, 1987.
            with the limited partnership Owner Participant named
            therein, Lessor, and Duquesne Light Company, Lessee.

  y10.35    Amendment No. 1 dated as of December 1, 1987 to               Exhibit 10.31 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between         Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee           Light Company for the year
            under a Trust Agreement dated as of September 15, 1987        ended December 31, 1987.
            with the corporate Owner Participant named therein,
            Lessor, and Duquesne Light Company, Lessee.

x10.36      Amendment No. 2 dated as of November 15, 1992 to              Exhibit 10.33 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between         Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee           Light Company for the year
            under a Trust Agreement dated as of September 15, 1987        ended December 31, 1992.
            with the limited partnership Owner Participant named
            therein, Lessor, and Duquesne Light Company, Lessee.


Exhibit                                                                             Method of
  No.                            Description                                          Filing
  y10.37    Amendment No. 2 dated as of November 15, 1992 to              Exhibit 10.34 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between         Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee           Light Company for the year
            under a Trust Agreement dated as of September 15, 1987        ended December 31, 1992.
            with the corporate Owner Participant named therein,
            Lessor, and Duquesne Light Company, Lessee.

  x10.38    Amendment No. 3 dated as of October 13, 1994 to               Exhibit 10.25 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between         Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee           Light Company for the year
            under a Trust Agreement dated as of September 15, 1987        ended December 31, 1994.
            with the limited partnership Owner Participant named
            therein, Lessor, and Duquesne Light Company, Lessee.

  y10.39    Amendment No. 3 dated as of October 13, 1994 to               Exhibit 10.26 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between         Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee           Light Company for the year
            under a Trust Agreement dated as of September 15, 1987        ended December 31, 1994.
            with the corporate Owner Participant named therein,
            Lessor, and Duquesne Light Company, Lessee.

  x10.40    Participation Agreement dated as of September 15,             Exhibit (28)(a) to Registration
            1987 among the limited partnership Owner                      Statement (Form S-3)
            Participant named therein, the Original Loan                  No. 33-18144.
            Participants listed in Schedule 1 thereto, as Original
            Loan Participants, DQU Funding Corporation, as Funding
            Corp, The First National Bank of Boston, as Owner
            Trustee, Irving Trust Company, as Indenture Trustee and
            Duquesne Light Company, as Lessee.

  y10.41    Participation Agreement dated as of September 15,             Exhibit (28)(b) to Registration
            1987 among the corporate Owner Participant named              Statement (Form S-3)
            therein, the Original Loan Participants listed in             No. 33-18144.
            Schedule 1 thereto, as Original Loan Participants, DQU
            Funding Corporation, as Funding Corp, The First
            National Bank of Boston, as Owner Trustee, Irving
            Trust Company, as Indenture Trustee and Duquesne
            Light Company, as Lessee.

 x10.42     Amendment No. 1 dated as of December 1, 1987 to               Exhibit 10.34 to the Form 10-K
            Participation Agreement dated as of September 15,             Annual Report of Duquesne
            1987 among the limited partnership Owner Participant          Light Company for the year
            named therein, the Original Loan Participants listed          ended December 31, 1987.
            therein, as Original Loan Participants, DQU
            Funding Corporation, as Funding Corp, The First
            National Bank of Boston, as Owner Trustee, Irving
            Trust Company, as Indenture Trustee and Duquesne
            Light Company, as Lessee.

Exhibit                                                                           Method of
  No.                             Description                                       Filing
  y10.43    Amendment No. 1 dated as of December 1, 1987 to               Exhibit 10.35 to the Form 10-K
            Participation Agreement dated as of September 15,             Annual Report of Duquesne
            1987 among the corporate Owner Participant named              Light Company for the year
            therein, the Original Loan Participants listed therein,       ended December 31, 1987.
            as Original Loan Participants, DQU Funding
            Corporation, as Funding Corp, The First
            National Bank of Boston, as Owner Trustee, Irving
            Trust Company, as Indenture Trustee and Duquesne
            Light Company, as Lessee.

  x10.44    Amendment No. 2 dated as of March 1, 1988 to                  Exhibit (28)(c)(3) to
            Participation Agreement dated as of September 15,             Registration Statement
            1987 among the limited partnership Owner Participant          (Form S-3) No. 33-54648.
            named therein, DQU Funding Corporation, as Funding
            Corp, The First National Bank of Boston, as Owner
            Trustee, Irving Trust Company, as Indenture Trustee and
            Duquesne Light Company, as Lessee.

  y10.45    Amendment No. 2 dated as of March 1, 1988 to                  Exhibit (28)(c)(4) to
            Participation Agreement dated as of September 15,             Registration Statement
            1987 among the corporate Owner Participant named              (Form S-3) No. 33-54648.
            therein, DQU Funding Corporation, as Funding Corp,
            The First National Bank of Boston, as Owner Trustee,
            Irving Trust Company, as Indenture Trustee and Duquesne
            Light Company, as Lessee.

  x10.46    Amendment No. 3 dated as of November 15, 1992 to              Exhibit 10.41 to the Form 10-K
            Participation Agreement dated as of September 15,             Annual Report of Duquesne
            1987 among the limited partnership Owner Participant          Light Company for the year
            named therein, DQU Funding Corporation, as Funding            ended December 31, 1992.
            Corp, DQU II Funding Corporation, as New Funding
            Corp, The First National Bank of Boston, as Owner
            Trustee, The Bank of New York, as Indenture Trustee
            and Duquesne Light Company, as Lessee.

  y10.47    Amendment No. 3 dated as of November 15, 1992 to              Exhibit 10.42 to the Form 10-K
            Participation Agreement dated as of September 15,             Annual Report of Duquesne
            1987 among the corporate Owner Participant named              Light Company for the year
            therein, DQU Funding Corporation, as Funding Corp,            ended December 31, 1992.
            DQU II Funding Corporation, as New Funding Corp,
            The First National Bank of Boston, as Owner Trustee,
            The Bank of New York, as Indenture Trustee and
            Duquesne Light Company, as Lessee.

  x10.48    Amendment No. 4 dated as of October 13, 1994 to               Exhibit 10.35 to the Form 10-K
            Participation Agreement dated as of September 15, 1987        Annual Report of Duquesne
            among the limited partnership Owner Participant named         Light Company for the year
            therein, DQU Funding Corporation, as Funding Corp,            ended December 31, 1994.
            DQU II Funding Corporation, as New Funding Corp,
            The First National Bank of Boston, as Owner Trustee,
            The Bank of New York, as Indenture Trustee and Duquesne
            Light Company, as Lessee.

Exhibit                                                                            Method of
  No.                            Description                                        Filing
  y10.49    Amendment No. 4 dated as of October 13, 1994 to               Exhibit 10.36 to the Form 10-K
            Participation Agreement dated as of September 15, 1987        Annual Report of Duquesne
            among the corporate Owner Participant named therein,          Light Company for the year
            DQU Funding Corporation, as Funding Corp, DQU II              ended December 31, 1994.
            Funding Corporation, as New Funding Corp, The First
            National Bank of Boston, as Owner Trustee, The Bank
            of New York, as Indenture Trustee and Duquesne Light
            Company, as Lessee.

  z10.50    Ground Lease and Easement Agreement dated as of               Exhibit (28)(e) to Registration
            September 15, 1987 between Duquesne Light Company,            Statement (Form S-3) No. 33-18144.
            Ground Lessor and Grantor, and The First National
            Bank of Boston, as Owner Trustee under
            a Trust Agreement dated as of September 15, 1987
            with the limited partnership Owner Participant named
            therein, Tenant and Grantee.

  z10.51    Assignment, Assumption and Further Agreement dated as         Exhibit (28)(f) to Registration
            of September 15, 1987 among The First National Bank of        Statement (Form S-3)
            Boston, as Owner Trustee under a Trust Agreement dated        No. 33-18144.
            as of September 15, 1987 with the limited partnership
            Owner Participant named therein, The Cleveland Electric
            Illuminating Company, Duquesne Light Company, Ohio
            Edison Company, Pennsylvania Power Company and The
            Toledo Edison Company.

  z10.52    Additional Support Agreement dated as of September 15,        Exhibit (28)(g) to Registration
            1987 between The First National Bank of Boston, as            Statement (Form S-3)
            Owner Trustee under a Trust Agreement dated as of             No. 33-18144.
            September 15, 1987 with the limited partnership Owner
            Participant named therein, and Duquesne Light Company.

  z10.53    Indenture, Bill of Sale, Instrument of Transfer and           Exhibit (28)(h) to Registration
            Severance Agreement dated as of October 2, 1987               Statement (Form S-3)
            between Duquesne Light Company, Seller, and The               No. 33-18144.
            First National Bank of Boston, as Owner Trustee under
            a Trust Agreement dated as of September 15, 1987 with
            the limited partnership Owner Participant named
            therein, Buyer.

  z10.54    Tax Indemnification Agreement dated as of September 15,       Exhibit 28.1 to the Form 8-K
            1987 between the Owner Participant named therein and          Current Report of Duquesne
            Duquesne Light Company, as Lessee.                            Light Company dated
                                                                          November 20, 1987.

  z10.55    Amendment No. 1 dated as of November 15, 1992 to              Exhibit 10.48 to the Form 10-K
            Tax Indemnification Agreement dated as of September 15,       Annual Report of Duquesne
            1987 between the Owner Participant named therein and          Light Company for the year
            Duquesne Light Company, as Lessee.                            ended December 31, 1992.

  z10.56    Amendment No. 2 dated as of October 13, 1994 to Tax           Exhibit 10.43 to the Form 10-K
            Indemnification Agreement dated as of September 15,           Annual Report of Duquesne
            1987 between the Owner Participant named therein and          Light Company for the year
            Duquesne Light Company, as Lessee.                            ended December 31, 1994.


Exhibit                                                                          Method of
  No.                             Description                                     Filing
  z10.57    Extension Letter dated December 8, 1992 from                  Exhibit 10.49 to the Form 10-K
            Duquesne Light Company, each Owner Participant, The           Annual Report of Duquesne
            First National Bank of Boston, the Lease Indenture            Light Company for the year
            Trustee, DQU Funding Corporation and DQU II                   ended December 31, 1992.
            Funding Corporation addressed to the New Collateral
            Trust Trustee extending their respective representations
            and warranties and covenants set forth in each of the
            Participation Agreements.

  x10.58    Trust Indenture, Mortgage, Security Agreement and             Exhibit (4)(g) to Registration
            Assignment of Facility Lease dated as of September 15,        Statement (Form S-3)
            1987 between The First National Bank of Boston, as            No. 33-18144.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the limited
            partnership Owner Participant named therein, and
            Irving Trust Company, as Indenture Trustee.

  y10.59    Trust Indenture, Mortgage, Security Agreement and             Exhibit (4)(h) to Registration
            Assignment of Facility Lease dated as of September 15,        Statement (Form S-3)
            1987 between The First National Bank of Boston, as            No. 33-18144.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the corporate Owner
            Participant named therein, and Irving Trust Company,
            as Indenture Trustee.

  x10.60    Supplemental Indenture No. 1 dated as of December 1,          Exhibit 10.45 to the Form 10-K
            1987 to Trust Indenture, Mortgage, Security Agreement         Annual Report of Duquesne Light
            and Assignment of Facility Lease dated as of                  Company for the year ended
            September 15, 1987 between The First National Bank            December 31, 1987.
            Bank of Boston, as Owner Trustee under a Trust
            Agreement dated as of September 15, 1987 with the
            limited partnership Owner Participant named therein,
            and Irving Trust Company, as Indenture Trustee.

  y10.61    Supplemental Indenture No. 1 dated as of December 1,          Exhibit 10.46 to the Form 10-K
            1987 to Trust Indenture, Mortgage, Security Agreement         Annual Report of Duquesne
            and Assignment of Facility Lease dated as of September        Light Company for the year
            15, 1987 between The First National Bank of Boston, as        ended December 31, 1987.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the corporate Owner
            Participant named therein, and Irving Trust Company,
            as Indenture Trustee.

  x10.62    Supplemental Indenture No. 2 dated as of November 15,         Exhibit 10.54 to the Form 10-K
            1992 to Trust Indenture, Mortgage, Security Agreement         Annual Report of Duquesne
            and Assignment of Facility Lease dated as of September        Light Company for the year
            15, 1987 between The First National Bank of Boston, as        ended December 31, 1992.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the limited partnership Owner
            Participant named therein, and The Bank of New York,
            as Indenture Trustee.


Exhibit                                                                             Method of
  No.                               Description                                      Filing
  y10.63    Supplemental Indenture No. 2 dated as of November 15,         Exhibit 10.55 to the Form 10-K
            1992 to Trust Indenture, Mortgage, Security Agreement         Annual Report of Duquesne
            and Assignment of Facility Lease dated as of September        Light Company for the year
            15, 1987 between The First National Bank of Boston, as        ended December 31, 1992.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the corporate Owner
            Participant named therein, and The Bank of New York,
            as Indenture Trustee.

  10.64     Reimbursement Agreement dated as of October 1, 1994           Exhibit 10.51 to the Form 10-K
            among Duquesne Light Company, Swiss Bank                      Annual Report of Duquesne
            Corporation, New York Branch, as LOC Bank, Union              Light Company for the year
            Bank, as Administrating Bank, Swiss Bank                      ended December 31, 1994.
            Corporation, New York Branch, as Administrating Bank
            and The Participating Banks Named Therein.

  10.65     Collateral Trust Indenture dated as of November 15,           Exhibit 10.58 to the Form 10-K
            1992 among DQU II Funding Corporation, Duquesne               Annual Report of Duquesne
            Light Company and The Bank of New York, as Trustee.           Light Company for the year
                                                                          ended December 31, 1992.

  10.66     First Supplemental Indenture dated as of November 15, 1992    Exhibit 10.59 to the Form 10-K
            to Collateral Trust Indenture dated as of November 15, 1992   Annual Report of Duquesne
            among DQU II Funding Corporation, Duquesne Light              Light Company for the year
            Company and The Bank of New York, as Trustee.                 ended December 31, 1992.

  x10.67    Refinancing Agreement dated as of November 15, 1992           Exhibit 10.60 to the Form 10-K
            among the limited partnership Owner Participant               Annual Report of Duquesne
            named therein, as Owner Participant, DQU Funding              Light Company for the year
            Corporation, as Funding Corp, DQUII Funding                   ended December 31, 1992.
            Corporation, as New Funding Corp, The First
            National Bank of Boston, as Owner Trustee, The Bank
            of New York, as Indenture Trustee, The Bank of New
            York, as Collateral Trust Trustee, The Bank of New York,
            as New Collateral Trust Trustee, and Duquesne Light
            Company, as Lessee.

 y10.68     Refinancing Agreement dated as of November 15, 1992           Exhibit 10.61 to the Form 10-K
            among the corporate Owner Participant named                   Annual Report of Duquesne
            therein, as Owner Participant, DQU Funding                    Light Company for the year
            Corporation, as Funding Corp, DQUII Funding                   ended December 31, 1992.
            Corporation, as New Funding Corp, The First
            National Bank of Boston, as Owner Trustee, The Bank
            of New York, as Indenture Trustee, The Bank of New
            York, as Collateral Trust Trustee, The Bank of New York,
            as New Collateral Trust Trustee, and Duquesne Light
            Company, as Lessee.

Exhibit                                                                             Method of
  No.                             Description                                         Filing
  x10.69
            Addendum dated December 8, 1992 to Refinancing             Exhibit 10.62 to the Form 10-K
            Agreement dated as of November 15, 1992 among the          Annual Report of Duquesne
            limited partnership Owner Participant named therein,       Light Company for the year
            as Owner Participant, DQU Funding Corporation, as          ended December 31, 1992.
            Funding Corp, DQUII Funding Corporation, as New
            Funding Corp, The First National Bank of Boston, as
            Owner Trustee, The Bank of New York, as Indenture
            Trustee, The Bank of New York, as Collateral Trust
            Trustee, The Bank of New York, as New Collateral
            Trust Trustee, and Duquesne Light Company, as Lessee.

  y10.70    Addendum dated December 8, 1992 to Refinancing             Exhibit 10.63 to the Form 10-K
            Agreement dated as of November 15, 1992 among the          Annual Report of Duquesne
            corporate Owner Participant named therein, as              Light Company for the year
            Owner Participant, DQU Funding Corporation, as             ended December 31, 1992.
            Funding Corp, DQUII Funding Corporation, as New
            Funding Corp, The First National Bank of Boston, as
            Owner Trustee, The Bank of New York, as Indenture
            Trustee, The Bank of New York, as Collateral Trust
            Trustee, The Bank of New York, as New Collateral
            Trust Trustee, and Duquesne Light Company, as Lessee.

  12.1      Ratio of Earnings to Fixed Charges.                        Filed here.

  13.1      Pages 21-23 and the inside back cover of the DQE           Filed here.
            Annual Report to Shareholders for the year ended
            December 31, 1997. The Report, except those portions
            specifically incorporated by reference here, is not to
            be deemed "filed" for any purpose under the Securities
            Exchange Act of 1934 or otherwise.

  21.1      Subsidiaries of the registrant:
            DQE's only significant subsidiary is Duquesne Light
            Company, incorporated in Pennsylvania.

  23.1      Independent Auditors' Consent.                             Filed here.

  27.1      Financial Data Schedule.                                   Filed here.

  99.1      Executive Compensation of DQE Executive                    Filed here.
            Officers for 1997 and Security Ownership of Certain
            Beneficial Owners and DQE Directors and Executive
            Officers as of December 31, 1997.

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

  Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of DQE's stock as of February 28, 1998, subject to payment in advance of the cost of reproducing the exhibits requested.

                                                                SCHEDULE II



                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1997, 1996 and 1995
                             (Thousands of Dollars)


        Column A                        Column B       Column C        Column D        Column E       Column F
        --------                       ----------     ----------      ----------      ----------      --------
                                                               Additions
                                                      --------------------------
                                       Balance at     Charged to      Charged to                      Balance
                                       Beginning      Costs and         Other                          at End
       Description                      of Year        Expenses        Accounts       Deductions      of Year
    ----------------                   ----------     ----------      ----------      ----------      --------
Year Ended December 31, 1997
Reserve Deducted from the Asset
 to which it applies:
 Allowance for uncollectible accounts   $18,688       $11,000         $3,934(A)       $18,606(B)      $15,016
                                        -------       -------         ------          -------         -------

Year Ended December 31, 1996
Reserve Deducted from the Asset
 to which it applies:
 Allowance for uncollectible accounts  $18,658        $10,582         $4,080(A)       $14,632(B)      $18,688
                                       -------        -------         ------          -------         -------

Year Ended December 31, 1995
Reserve Deducted from the Asset
 to which it applies:
 Allowance for uncollectible accounts  $15,822        $13,430         $3,567(A)       $14,161(B)       $18,658
                                       -------        -------         ------          -------          -------

 Notes:  (A) Recovery of accounts previously written off.
         (B) Accounts receivable written off.

                                   Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DQE
                                         (Registrant)

Date:  March 23, 1998         By:    /s/ David D. Marshall
                                 -------------------------------------
                                         (Signature)
                                         David D. Marshall
                                 President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                               Title                              Date

/s/ David D. Marshall             President, Chief Executive Officer and Director  March 23, 1998
---------------------------
    David D. Marshall

/s/ Gary L. Schwass               Executive Vice President and Chief Financial     March 23, 1998
----------------------------      Officer
    Gary L. Schwass

/s/ Morgan K. O'Brien             Vice President and Controller                    March 23, 1998
----------------------------      (Principal Accounting Officer)
Morgan K. O'Brien

 /s/ Daniel Berg                  Director                                         March 23, 1998
----------------------------
 Daniel Berg

/s/ Doreen E. Boyce               Director                                         March 23, 1998
----------------------------
 Doreen E. Boyce

 /s/ Robert P. Bozzone            Director                                         March 23, 1998
----------------------------
 Robert P. Bozzone

 /s/ Sigo Falk                    Director                                         March 23, 1998
----------------------------
 Sigo Falk

 /s/ William H. Knoell            Director                                         March 23, 1998
----------------------------
 William H. Knoell

 /s/ Thomas J. Murrin             Director                                         March 23, 1998
----------------------------
 Thomas J. Murrin

----------------------------      Director
Eric W. Springer


Glossary of Terms

Competitive Generation Credit

The Company will provide a credit to a customer for the PUC-determined market price of electric generation. Customers will experience savings to the extent that they can purchase power at a lower price from an alternative electric generation supplier than the amount of the credit.

CTC or Competitive Transition Charge

During the electric utility restructuring from the traditional regulatory framework to customer choice, electric utilities will have the opportunity to recover transition costs from customers through a surcharge, or competitive transition charge.

Customer Choice

The Pennsylvania Electricity Generation Customer Choice and Competition Act (see "Rate Matters" on page 17) will give consumers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

Decommissioning Costs

Decommissioning costs are expenses to be incurred in connection with the entombment, decontamination, dismantling, removal and disposal of structures, systems and components of a power plant that has permanently ceased the production of electric energy.

Deferred Energy Costs

In conjunction with the Energy Cost Rate Adjustment Clause, the Company records deferred energy costs to offset differences between actual energy costs and the level of energy costs currently recovered from its rate-regulated electric utility customers.

Distribution/Transmission

Transmission is the flow of electricity from generating stations over high voltage lines. Distribution is the flow of electricity over lower voltage facilities to the ultimate customer--usually businesses and homes.

Divestiture
The selling of major assets (power plants, transmission equipment or distribution lines).

Energy Cost Rate Adjustment Clause (ECR)
The Company recovers through the ECR, to the extent that such amounts are not included in base rates, the cost of nuclear fuel, fossil fuel and purchased power costs.

Federal Energy Regulatory Commission (FERC)

The FERC is an independent five-member commission within the United States Department of Energy. Among its many responsibilities, the FERC sets rates and charges for the wholesale transportation and sale of electricity.

Independent System Operator (ISO)

An organization formed by, but independent of, transmission-owning utilities which is responsible for ensuring nondiscriminatory open transmission access and the planning and security of the combined bulk transmission systems of utilities within a given geographic region.

Market Power

When one company owns a sufficiently large percentage of generation, transmission, or distribution capabilities in a region which allow it to set the market price of electricity.

Obligation to Serve

Under traditional regulation, the duty of a regulated utility to provide service to all customers in its service territory on a non-discriminatory basis.

Open Access

Gives all customers equal opportunity to access the transmission grid.

Peak Demand

Peak demand is the greatest amount of electricity demanded at any given time.

Pennsylvania Public Utility Commission (PUC)

The governmental body that regulates all utilities (electric, gas, telephone, water, etc.) that do business in Pennsylvania.

Rate Base

The amount representing the value of assets approved by a regulatory agency for inclusion in rates charged to rate-regulated customers.

Regulatory Assets

Historic ratemaking practices granted exclusive geographic franchises in exchange for the obligation to serve all customers. Under this system, certain prudently incurred costs were approved by the PUC and the FERC for deferral and future recovery with a return from customers. These deferred costs are capitalized as regulatory assets by the regulated utility.

Restructuring Plan

In contemplation of the merger with Allegheny Energy being consummated, the Company has filed this plan incorporating the merger benefits into its restructuring and recovery of transition costs under the Customer Choice Act.

Stand-Alone Plan

In the event the merger with Allegheny Energy is not consummated, the Company has filed this plan for restructuring and recovery of transition costs under the Customer Choice Act.

Tariff

Public schedules that detail a utility's rates, rules, service territory and terms of service that are filed for official approval with a regulatory agency.

Transition or Stranded Costs

Transition costs, also known as stranded costs, are the net present value of a utility's known or measurable costs related to electric generation that are recoverable under the current regulatory framework, but which may not be recoverable in a competitive generation market. They are costs which remain unrecovered following mitigation efforts taken by the utility.

Unbundled Charges

Separate charges for each of the generation, transmission and distribution of electricity in accordance with the deregulation of generation under the Customer Choice Act.

Watt

A watt is the rate at which electricity is generated or consumed. A kilowatt
(KW) is equal to 1,000 watts. A kilowatt-hour (KWH) is a measure of the quantity of electricity generated or consumed in one hour by one kilowatt of power. A megawatt (MW) is 1,000 kilowatts or one million watts.