Form 10-K/A
period 1997-12-31
DQE INC
filed 1998-03-26
CIK 846930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-K/A
                                Amendment No. 1


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended   December 31, 1997
                               ---------------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period From __________ to __________

                            Commission File Number
                            ----------------------
                                    1-10290

                                   DQE, Inc.
           --------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange
Registrant          Title of each class          on which registered
----------          -------------------          -------------------

   DQE           Common Stock (no par value)    New York Stock Exchange
                                                Philadelphia Stock Exchange
                                                Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant          Title of each class
-------------       -------------------

   DQE           Preferred Stock, Series A (Convertible)


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                      Part of Form 10-K
                                                     Into Which Document
Description                                            Is Incorporated
-----------                                          ---------------------

DQE Annual Report to Shareholders                       Parts I and II
for the year ended December 31, 1997

The Report of Independent Certified Public Accountants on page 21 of registrant's Form 10-K for the Fiscal Year ended December 31, 1997 is hereby amended in its entirety to read as follows:



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  To the Directors and Shareholders of DQE, Inc.:

  We have audited the accompanying consolidated balance sheet of DQE, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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


  /s/ Deloitte & Touche LLP
  Pittsburgh, Pennsylvania
  January 27, 1998

                                   SIGNATURE



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      DQE, Inc.
                                                  -------------------
                                                     (Registrant)

Date    March 25, 1998                      By:  /s/ Morgan K. O'Brien
     --------------------                      ---------------------------------
                                                         (Signature)
                                                      Morgan K. O'Brien
                                                Vice President and Controller
                                                (Principal Accounting Officer)