Form 10-Q
period 1998-03-31
DQE INC
filed 1998-05-15
CIK 846930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended   March 31, 1998
                                    ------------------

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

DQE Common Stock, no par value - 77,685,312 shares outstanding as of March 31, 1998 and 77,728,825 shares outstanding as of April 30, 1998.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                      DQE
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
               (Thousands of Dollars, Except Per Share Amounts)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
Operating Revenues
  Sales of Electricity:
    Customers - net                                                                 $264,307          $264,018
    Utilities                                                                          7,072             8,731
                                                                              --------------    --------------
  Total Sales of Electricity                                                         271,379           272,749
  Other                                                                               24,646            29,335
                                                                              --------------    --------------
    Total Operating Revenues                                                         296,025           302,084
                                                                              --------------    --------------

Operating Expenses
  Fuel and purchased power                                                            59,533            51,654
  Other operating                                                                     77,275            81,632
  Maintenance                                                                         20,283            17,749
  Depreciation and amortization                                                       57,185            55,174
  Taxes other than income taxes                                                       19,932            20,558
                                                                              --------------    --------------
    Total Operating Expenses                                                         234,208           226,767
                                                                              --------------    --------------

OPERATING INCOME                                                                      61,817            75,317
                                                                              --------------    --------------

OTHER INCOME                                                                          31,418            20,001
                                                                              --------------    --------------

INTEREST AND OTHER CHARGES                                                            27,618            28,680
                                                                              --------------    --------------

INCOME BEFORE INCOME TAXES                                                            65,617            66,638

INCOME TAXES                                                                          20,487            21,541
                                                                              --------------    --------------

NET INCOME                                                                          $ 45,130          $ 45,097
                                                                              ==============    ==============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  (Thousands of Shares)                                                               77,683            77,287
                                                                              ==============    ==============

BASIC EARNINGS PER SHARE OF
  COMMON STOCK                                                                         $0.58             $0.58
                                                                              ==============    ==============

DILUTED EARNINGS PER SHARE
  OF COMMON STOCK                                                                      $0.57             $0.57
                                                                              ==============    ==============

DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK                                                                $0.36             $0.34
                                                                              ==============    ==============

See notes to condensed consolidated financial statements.

                                      DQE
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                                    March 31,               December 31,
                                                                                      1998                      1997
                                                                               -------------------       ------------------
ASSETS
Current assets:
  Cash and temporary cash investments                                                 $   253,886              $   356,412
  Receivables                                                                             122,579                  131,711
  Other current assets, principally materials and supplies                                 81,714                   81,233
                                                                             --------------------      -------------------
      Total current assets                                                                458,179                  569,356
                                                                             --------------------      -------------------
Long-term investments:
  Leveraged leases                                                                        360,616                  349,129
  Affordable housing                                                                      134,643                  137,860
  Gas reserves                                                                             94,093                   92,645
  Other leases                                                                             61,660                   69,329
  Nuclear decommissioning trust                                                            51,141                   47,059
  Marketable securities                                                                     9,845                   10,620
  Other long-term investments                                                              19,192                   16,144
                                                                             --------------------      -------------------
      Total long-term investments                                                         731,190                  722,786
                                                                             --------------------      -------------------
Property, plant and equipment                                                           4,652,427                4,625,128
Less:  Accumulated depreciation and amortization                                       (1,999,797)              (1,962,794)
                                                                             --------------------      -------------------
      Property, plant and equipment - net                                               2,652,630                2,662,334
                                                                             --------------------      -------------------
Other non-current assets:
  Regulatory assets                                                                       672,470                  680,885
  Other                                                                                    78,550                   59,041
                                                                             --------------------      -------------------
      Total other non-current assets                                                      751,020                  739,926
                                                                             --------------------      -------------------
          TOTAL ASSETS                                                                $ 4,593,019              $ 4,694,402
                                                                             ====================      ===================
LIABILITIES AND CAPITALIZATION
Current liabilities:
  Notes payable                                                                       $     2,921              $        --
  Current maturities and sinking fund requirements                                         62,178                   97,844
  Other current liabilities                                                               131,690                  184,122
                                                                             --------------------      -------------------
      Total current liabilities                                                           196,789                  281,966
                                                                             --------------------      -------------------
Deferred income taxes - net                                                               743,213                  693,215
                                                                             --------------------      -------------------
Deferred investment tax credits                                                            95,677                   97,782
                                                                             --------------------      -------------------
Capital lease obligations                                                                  38,927                   37,540
                                                                             --------------------      -------------------
Deferred income                                                                           192,285                  225,107
                                                                             --------------------      -------------------
Other non-current liabilities                                                             256,365                  255,467
                                                                             --------------------      -------------------
Commitments and contingencies (Note 4)
Capitalization:
  Long-term debt                                                                        1,308,111                1,376,121
                                                                             --------------------      -------------------
  Preferred and preference stock of subsidiaries:
   Preferred and preference stock before deferred employee stock
   ownership plan (ESOP) benefit                                                          242,599                  242,903
   Deferred ESOP benefit                                                                  (15,562)                 (16,400)
                                                                             --------------------      -------------------
      Total preferred and preference stock of subsidiaries                                227,037                  226,503
                                                                             --------------------      -------------------
  Preferred stock                                                                          18,145                    1,548
                                                                             ====================      ===================
  Common shareholders' equity:
    Common stock - no par value (authorized - 187,500,000 shares;
    issued - 109,679,154 shares)                                                        1,001,298                1,001,225
    Retained earnings                                                                     886,916                  869,749
    Less treasury stock (at cost) (31,993,842 and 31,998,723
      shares, respectively)                                                              (371,744)                (371,821)
                                                                             --------------------      -------------------
      Total common shareholders' equity                                                 1,516,470                1,499,153
                                                                             --------------------      -------------------
          Total capitalization                                                          3,069,763                3,103,325
                                                                             --------------------      -------------------
          TOTAL LIABILITIES AND CAPITALIZATION                                        $ 4,593,019              $ 4,694,402
                                                                             ====================      ===================

See notes to condensed consolidated financial statements.

                                      DQE
                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                                  ---------
                                                                           1998               1997
                                                                      --------------      -------------
Cash Flows From Operating Activities
  Operations                                                              $ 124,686           $108,101
  Changes in working capital other than cash                                (43,781)           (30,627)
  (Increase) decrease in ECR                                                 (7,270)                99
  Other                                                                       1,804             15,370
                                                                    ---------------     --------------
    Net Cash Provided By Operating Activities                                75,439             92,943
                                                                    ---------------     --------------

Cash Flows From Investing Activities
  Capital expenditures                                                      (37,382)           (17,213)
  Long-term investments - net                                               (12,495)           (68,337)
  Other                                                                       2,153              2,238
                                                                    ---------------     --------------
    Net Cash Used in Investing Activities                                   (47,724)           (83,312)
                                                                    ---------------     --------------

Cash Flows From Financing Activities
  Reductions of long term obligations - net                                 (98,163)            (7,780)
  Dividends on common stock                                                 (27,963)           (26,275)
  Increase in notes payable                                                   2,921                181
  Other                                                                      (7,036)               122
                                                                    ---------------     --------------
    Net Cash Used in Financing Activities                                  (130,241)           (33,752)
                                                                    ---------------     --------------

Net decrease in cash and temporary cash investments                        (102,526)           (24,121)
Cash and temporary cash investments at beginning of period                  356,412            410,978
                                                                    ---------------     --------------
Cash and temporary cash investments at end of period                      $ 253,886           $386,857
                                                                    ===============     ==============

Non-Cash Investing and Financing Activities
  Preferred stock issued in conjunction with long-term investments        $  16,597           $     --
                                                                    ===============     ==============
  Capital lease obligations recorded                                      $   2,552           $    500
                                                                    ===============     ==============
  Equity funding obligations recorded                                     $      --           $  2,888
                                                                    ===============     ==============

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

     On August 7, 1997, the shareholders of the Company and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of AYE. Immediately following the merger, Duquesne, DE, DES, DQEnergy and Montauk will remain wholly owned subsidiaries of DQE. The transaction was originally expected to close in mid-1998, subject to approval of applicable regulatory agencies. On April 30, 1998, the Pennsylvania Public Utility Commission (PUC) voted to approve the proposed merger of DQE and AYE, provided that the companies first join a fully functioning Independent System Operator (ISO) in order to address market power concerns. An ISO is a regional electricity transmission organization. The precondition could delay, or ultimately prevent, consummation of the merger. (See "PUC Proceedings" discussion, Note 3, page 9.) Unless otherwise indicated, all information presented in this Form 10-Q relates to the Company only and does not take into account the proposed merger between the Company and AYE.

     All material intercompany balances and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

     In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods and are normal, recurring adjustments. Prior periods have been reclassified to conform with accounting presentations adopted during 1998.

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

     The Company is subject to the accounting and reporting requirements of the SEC. In addition, the Company's electric utility operations are subject to regulation by the PUC, including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

     The Company's consolidated financial statements report regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards
(SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), and reflect the effects of the current ratemaking process. In accordance with SFAS No. 71, the Company's consolidated financial statements reflect regulatory assets and liabilities consistent with cost-based, pre-competition ratemaking regulations. (See "Rate Matters," Note 3, on page 7.)

     The Company's long-term investments include assets of nuclear decommissioning trusts and marketable securities accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains related to marketable securities at March 31, 1998, and December 31, 1997, were $8.6 million and $8.1 million ($5.0 million and $4.7 million net of tax), respectively.

     Through the Energy Cost Rate Adjustment Clause (ECR), the Company recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Under the Company's mitigation plan approved by the PUC in June 1996, the level of energy cost recovery is capped at 1.47 cents per kilowatt-hour (KWH) through May 2001. The rate currently being recovered is 1.28 cents per KWH, based upon estimated 1996 costs. To the extent that current fuel and purchased power costs, in combination with previously deferred fuel and purchased power costs, are not projected to be recoverable through this pricing mechanism, these costs would become transition costs subject to recovery through a competitive transition charge (CTC). (See "Rate Matters," Note 3, on page 7.) Nuclear fuel expense is recorded on the basis of the quantity of electric energy generated and includes such costs as the fee imposed by the United States Department of Energy (DOE) for future disposal and ultimate storage and disposition of spent nuclear fuel. Fossil fuel expense includes the costs of coal, natural gas and fuel oil used in the generation of electricity.

     On the Company's statement of consolidated income, these ECR revenues are included as a component of operating revenues. For ECR purposes, the Company defers fuel and other energy expenses for recovery, or refunding, in subsequent years. The deferrals reflect the difference between the amount that the Company is currently collecting from customers and its actual ECR energy costs. The PUC annually reviews the Company's ECR energy costs for the fiscal year April through March, compares them to previously projected ECR energy costs, and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost standards. This adjustment was not made during 1997, despite a projected increase of 0.13 cents per KWH, pending the outcome of the Company's Restructuring Plan or Stand-Alone Plan (as defined in "Rate Matters," Note 3, on page 7).

     Over- or under-recoveries from customers have been recorded in the consolidated balance sheet as payable to, or receivable from, customers. Based on Duquesne's Restructuring Plan and Stand-Alone Plan, the 1997 under-recoveries were reclassified as a regulatory asset and may be recovered through a CTC. At March 31, 1998, $30.8 million was receivable from customers. At December 31, 1997, $23.5 million was receivable from customers.

2.   RECEIVABLES

     The components of receivables for the periods indicated are as follows:

                                                             March 31,         March 31,         December 31,
                                                               1998              1997                1997
                                                                   (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------

Electric customer accounts receivable                         $ 84,323           $ 97,655            $ 90,149
Other utility receivables                                       19,894             16,534              23,106
Other receivables                                               34,684             34,465              33,472
Less:  Allowance for uncollectible accounts                    (16,322)           (19,869)            (15,016)
-------------------------------------------------------------------------------------------------------------
     Total Receivables                                        $122,579           $128,785            $131,711
=============================================================================================================

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At March 31, 1998, and March 31 and December 31, 1997, the Company had not sold any receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1998, is one of many sources of funds available to the Company. The Company has not determined, but may attempt to extend the agreement or to replace the facility with a similar arrangement or to eliminate it upon expiration.


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

Phase-In to Competition

     As set forth in the Customer Choice Act, the phase-in to competition begins on January 1, 1999, when 33 percent of customers will have customer choice (including customers covered by the pilot program); 66 percent of customers will have customer choice no later than January 1, 2000; and all customers will have customer choice no later than January 1, 2001. However, in its sole order to date (the PECO Order), the PUC ordered the phase-in provisions of the Customer Choice Act to require the acceleration of the second and third phases to January 2, 1999 and January 2, 2000, respectively; in addition, in its April 30, 1998 meeting the PUC voted to similarly accelerate the phase-in to competition for the Company's customers. (See "PUC Proceedings" discussion on page 9.) As they are phased-in, customers that have chosen an electricity generation supplier other than the Company will pay that supplier for generation charges, and will pay the Company a CTC (discussed below) and unbundled charges for transmission and distribution. Customers that continue to buy their generation from the Company will pay for their service at current regulated tariff rates divided into unbundled generation, transmission and distribution charges. The PECO Order concluded that under the Customer Choice Act, an electric distribution company, such as Duquesne, is to remain a regulated utility and may only offer PUC-approved, tariffed rates (including unbundled generation rates). Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the same manner as under current regulation.

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

     The PUC will determine what portion of a utility's transition costs that remain at January 1, 1999 will be recoverable through a CTC from customers. The CTC recovery period could last through 2005, providing a utility a total of up to nine years beginning January 1, 1997 to recover transition costs, unless this period is extended as part of a utility's PUC-approved transition plan. An overall four-and-one-half-year rate cap from January 1, 1997 will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions. The Company has requested recovery of transition costs of approximately $2 billion, net of deferred taxes, beginning January 1, 1999. Of this amount, $0.5 billion represents regulatory assets and $1.5 billion represents potentially uneconomic plant and plant decommissioning costs. Any estimate of the ultimate level of transition costs for the Company depends on, among other things, the extent to which such costs are deemed recoverable by the PUC, the ongoing level of the cost of Duquesne's operations, regional and national economic conditions, and growth of the Company's sales. (See "Financial Exposure to Transition Cost Recovery" discussion on page 23; "PUC Proceedings" discussion below; and "Regulatory Assets and Emerging Issues Task Force" discussion on page 11).

Stand-Alone Plan

     In the event the merger with AYE is not consummated under the filed Restructuring Plan, the Company has sought approval for restructuring and recovery of its own transition costs through a CTC under the Stand-Alone Plan. The Company argued, as a fundamental premise, that any finding of market value for the Company's generating assets to determine transition costs should be based on market evidence and not on an administrative determination of that value based on price forecasts (the PECO Order determined the market value of PECO Energy Company's generation based on the price forecast sponsored by the Pennsylvania Office of Consumer Advocate). The Company proposed a number of alternative final market valuation methodologies that it believed would satisfy this market-based standard. As an alternative, if the PUC finds that a determination of market value as of December 31, 1998, is required by the Customer Choice Act, then the Company has agreed that the PUC may order an immediate auction of the Company's generation at that time. (A more detailed discussion of alternative methodologies to determine transition costs based on market evidence is set forth in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997.)

Restructuring Plan

     The Restructuring Plan incorporated the benefits of the merger with AYE, such as anticipated savings to the Company, on a nominal basis, of $365 million in generation-related costs over 20 years, and $9 million in transmission-related costs and $173 million in distribution-related costs over 10 years. The Restructuring Plan also incorporated the market-based approach to determining transition costs proposed by the Company in its Stand-Alone Plan, however the Company did not agree that the PUC may order an immediate auction of its generation to determine transition costs. (A more detailed discussion of alternative methodologies to determine transition costs based on market evidence is set forth in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997.) The opposing parties believe that there should be a one-time valuation of the generation assets performed as of December 31, 1998. Any merger-related synergies relating to generation would then be used to reduce the Company's transition costs as of that date. These parties also believe that the Company's proposed distribution rate decrease should be effective on January 1, 1999. The Company has requested a total CTC recovery of transition costs of $1.899 billion in the event the PUC does not accept its proposal to determine transition costs based on market evidence.

PUC Proceedings

     On March 25, 1998, two PUC administrative law judges recommended that a decision on the proposed merger of the Company and AYE be deferred for up to 18 months to allow the companies to address market power concerns. In two other decisions issued at the same time, the judges recommended approval, with modifications, of the restructuring plans of Duquesne and of AYE's utility subsidiary, West Penn Power. On April 14, 1998, the Company filed exceptions to the administrative law judges' recommendations. Also on April 14, the Company and AYE jointly filed exceptions to the PUC administrative law judges' recommendation that approval of the proposed merger be delayed.

     The administrative law judge did not support the Company's market-based approach to determining the value of its generating assets (and thereby its CTC), and recommended instead either an immediate auction of the Company's generating assets if the proposed merger is not consummated, or an administrative determination of the value of such assets if the proposed merger is consummated. In its exceptions, the Company sought clarification of the administrative law judge's recommendation and reaffirmed its fundamental premise that market data should be used to set the value of its generating assets.

     In their joint exceptions, the Company and AYE committed to mitigate the potential market power of the new company by joining the Midwest Independent System Operator (MISO) and by relinquishing control of the output of the Company's 570-megawatt Cheswick Power Station (Cheswick) for a minimum of two years or until the MISO has been approved. Both actions would occur immediately upon completion of the proposed merger. The Company and AYE further committed to issue a request for proposals to sell the output of Cheswick within a month of securing all required regulatory approvals for the proposed merger. The Company would continue to own and operate Cheswick.

     On April 30, 1998, the PUC held a nonbinding vote on the recommended decisions. Reversing the recommendation to delay a decision by up to 18 months, the PUC voted instead to approve the merger. However, to address market power concerns, the PUC also required membership in a fully functioning ISO prior to consummation of the merger. The PUC recognized that joining either the MISO (as discussed above) or the Pennsylvania-New Jersey-Maryland ISO (PJM) would be an acceptable option. The MISO's application for approval is before the FERC, but no date for a decision has been set. Pursuing membership in PJM would require the Company and AYE to file an updated market power study with the PUC. The precondition of joining a fully functioning ISO could delay, or ultimately prevent, consummation of the merger.

     With respect to the Stand-Alone Plan, the PUC voted to require the Company to auction its generating assets in order to determine their market value and its CTC. The Company would have to submit a divestiture plan to the PUC within 90 days of the effective date of a final order. If such a divestiture were not completed by January 1, 1999, the Company would use an interim CTC set at the rate approved in its pilot program. The CTC determined by the auction would be permanent, precluding annual adjustments based on the market price of power as originally proposed by the Company.

     With respect to the Restructuring Plan, the PUC proposed calculating the Company's transition costs based on an administrative determination of the value of its generating assets as opposed to the Company's proposed market-based approach. The PUC would set the Company's transition costs at approximately $1.3 billion, reflecting $152.28 million in generation-related savings resulting from the merger. This amount would disallow certain assets the Company anticipated including in its transition costs, including, among other things, the cold-reserved units at Philips Power Station and at a portion of Brunot Island Power Station. (See "Regulatory Assets and Emerging Issues Task Force" discussion on page 11.) The PUC would permit transition cost recovery through 2005 pursuant to a CTC initially set at an average of 2.58 cents per KWH for 1999 (resulting in a shopping credit, or reduction from previously bundled rates, of 4.01 cents per
KWH). The PUC would also reduce the Company's distribution rates by $15 million per year beginning January 1, 2000, to reflect merger savings. The Company has calculated the effects of the PUC's CTC and shopping credit determination, and estimates that, correcting for computational errors, the 1999 average CTC should be 2.73 cents per KWH (resulting in a shopping credit of 3.49 cents per KWH).

     The PUC also voted to accelerate the Company's phase-in to competition schedule. The Customer Choice Act calls for phase-in of one-third of customers by January 1, 1999; two-thirds by January 1, 2000; and the final third by January 1, 2001. The PUC voted to accelerate the second third to January 2, 1999, and the final third to January 2, 2000.

     Final orders with respect to the PUC's vote will be written, and a final binding vote is currently scheduled to take place on May 21, 1998.

The Federal Filings

     In addition to the PUC filings of the Restructuring Plan and the Stand-Alone Plan, on August 1, 1997, the Company and AYE filed their joint merger application with the FERC (the FERC Filing). Pursuant to the FERC Filing, the Company and AYE have committed to forming or joining an ISO that meets the entity's requirements, including marginal cost transmission pricing, following the merger. In April 1998, executives from the Company and AYE notified the FERC of their intention to join the MISO, and that they would not withdraw from the MISO without the prior approval of the FERC. In addition, the Company and AYE have stated in the FERC Filing that following the merger the combined entity's market share will not violate the market power conditions and requirements set by the FERC. On January 20, 1998, the Company and AYE filed merger applications with the Antitrust Division of the Department of Justice and the Federal Trade Commission. These applications are currently pending.

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

     A company's electric utility operations, or a portion of such operations, could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations. (See "Competition and the Customer Choice Act" discussion on page 7.) The Emerging Issues Task Force of the Financial Accounting Standards Board
(EITF) has determined that once a transition plan has been approved, application of SFAS No. 71 to the generation portion of a utility must be discontinued and replaced by the application of SFAS No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101). The consensus reached by the EITF provides further guidance that the regulatory assets and liabilities of the generation portion of a utility to which SFAS No. 101 is being applied should be determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Pursuant to the PUC's April 30 vote, certain of the Company's generation-related regulatory assets may be recovered through a CTC collected in connection with providing transmission and distribution services. The Company will continue to apply SFAS No. 71 with respect to such assets. Fixed assets related to the generation portion of a utility will be evaluated including the cash flows provided by the CTC, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). Following the final PUC vote on May 21, once any portion of the Company's electric utility operations is deemed to no longer meet the SFAS No. 71 criteria, or is not recovered through a CTC, the Company will be required to write off assets (to the extent their net book value exceeds fair value), the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements. Any such write-off of assets could be materially adverse to the financial position, results of operations and cash flows of the Company. (See "PUC Proceedings" discussion on page 9.)

     The Company's regulatory assets related to generation, transmission and distribution as of March 31, 1998 were $556.1 million, $32.4 million and $84.0 million, respectively. At December 31, 1997, the Company's regulatory assets related to generation, transmission and distribution were $561.9 million, $33.2 million and $85.8 million, respectively.

     The components of all regulatory assets for the periods presented are as follows:

-------------------------------------------------------------------------------------
                                                      March 31,  December 31,
                                                        1998         1997
                                                 (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------
Regulatory tax receivable                              $288,113      $301,664
Brunot Island and Phillips cold reserve units           105,693       105,693
Unamortized debt costs                                   93,226        87,915
Deferred energy costs                                    48,854        39,225
Deferred rate synchronization costs                      36,177        37,231
Beaver Valley Unit 2 sale/leaseback premium              28,177        28,554
Deferred employee costs                                  20,109        25,130
Deferred nuclear maintenance outage costs                13,685        17,013
DOE decontamination and decommissioning receivable        8,609         8,847
Other                                                    29,827        29,613
-------------------------------------------------------------------------------------
 Total Regulatory Assets                               $672,470      $680,885
-------------------------------------------------------------------------------------

4.   COMMITMENTS AND CONTINGENCIES

Construction

     The Company estimates that it will spend, excluding the Allowance for Funds Used During Construction and nuclear fuel, approximately $130 million for electric utility construction during 1998. The Company has committed to the construction of six plants to produce E-Fuel(TM), a coal-based synthetic fuel, in 1998. The Company estimates the cost of this construction to be approximately $32 million, of which $8 million was spent during the first quarter of 1998.

Nuclear-Related Matters

     The Company has an ownership or leasehold interest in three nuclear units, two of which it operates. The operation of a nuclear facility involves special risks, potential liabilities, and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

     Nuclear Decommissioning. The Company expects to decommission Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1 no earlier than the expiration of each plant's operating license in 2016, 2027 and 2026, respectively. At the end of its operating life, BV Unit 1 may be placed in safe storage until BV Unit 2 is ready to be decommissioned, at which time the units may be decommissioned together.

     Based on site-specific studies conducted in 1997 for BV Unit 1 and BV Unit 2, and a 1997 update of the 1994 study for Perry Unit 1, the Company's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, is $170 million, $55 million and $90 million, respectively. The amount currently being used to determine the Company's cost of service related to decommissioning all three nuclear units is $224 million. The Company is seeking recovery of any potential shortfall in decommissioning funding as part of either its Restructuring Plan or its Stand-Alone Plan. (See "Rate Matters," Note 3, on page 7.)

     With respect to the transition to a competitive generation market, the Customer Choice Act requires that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. Consistent with this requirement, in 1997 the Company increased its annual contributions to the decommissioning trusts by $5 million to approximately $9 million. The Company has received approval from the IRS for tax qualification of 100 percent of additional nuclear decommissioning trust funding for BV Unit 2 and Perry Unit 1, and 79 percent for BV Unit 1.

     Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at March 31, 1998, totaled approximately $51.1 million.

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

     In addition, the Company participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. Subject to the policy deductible, terms and limit, the coverage provides for a weekly indemnity of the estimated incremental costs during the three-year period starting 21 weeks after an accident, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, the Company could be assessed retrospective premiums totaling a maximum of $2.6 million.

     Beaver Valley Power Station (BVPS) Steam Generators. BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has removed approximately 17 percent of its steam generator tubes from service through a process called "plugging." However, BV Unit 1 still has the capability to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called "sleeving." No tubes at either BV Unit 1 or BV Unit 2 have been sleeved to date. BV Unit 2, which was placed in service 11 years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Approximately 2 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem at that unit.

     The Company has undertaken certain measures, such as increased inspections, water chemistry control and tube plugging, to minimize the operational impact of and to reduce susceptibility to ODSCC. Although the Company has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of the BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is currently estimated at $125 million. The Company would be responsible for $59 million of this total, which includes the cost of equipment removal and replacement steam generators but excludes replacement power costs. The earliest that the BV Unit 1 steam generators could be replaced during a currently scheduled refueling outage is the spring of 2002.

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

     BV Unit 1 went off-line January 30, 1998, due to an issue identified in a technical review completed by the Company. BV Unit 2 went off-line December 16, 1997, to repair the emergency air supply system to the control room and has remained off-line due to other issues identified by a technical review similar to that performed at BV Unit 1. These technical reviews are in response to a 1997 commitment made by the Company to the Nuclear Regulatory Commission (NRC). The Company is one of many utilities faced with similar issues, some of which date back to the initial start-up of BVPS. Both BVPS units remain off-line for a reaffirmation of compliance with technical specification requirements of various plant systems. The Company is currently participating in a series of meetings with the NRC to review its action plans. Both units are expected to remain off-line until the action plans have been satisfactorily completed.

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

     In early 1997, the Company joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997, was not entirely in favor of the DOE or the utilities. The court permitted the DOE to pursue alternative dispute resolution, but prohibited it from using its lack of a spent fuel repository as a defense. While the DOE has requested a rehearing on the matter, the utilities and states have requested the DOE be required to submit a definitive plan to begin accepting spent nuclear fuel. The court has not ruled on either request yet.

     Uranium Enrichment Obligations. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At each of March 31, 1998 and December 31, 1997, the Company's liability for contributions was approximately $7.2 million (subject to an inflation adjustment). (See "Rate Matters," Note 3, on page 7.)

Fossil Decommissioning

     In Pennsylvania, current ratemaking does not allow utilities to recover future decommis-sioning costs through depreciation charges during the operating life of fossil-fired generating stations. Based on studies conducted in 1997, this amount for fossil decommissioning is currently estimated to be $130 million for the Company's interest in 17 units at six sites. Each unit is expected to be decommissioned upon the cessation of the final unit's operations. The Company has submitted these estimates to the PUC, and is seeking to recover these costs as part of either its Restructuring Plan or its Stand-Alone Plan. (See "Rate Matters", Note 3, on page 7.)

Guarantees

     The Company and the other owners of Bruce Mansfield Power Station (Bruce Mansfield) have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At March 31, 1998, the Company's share of these guarantees was $10.8 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by the Company solely in relation to these obligations are $11.7 million at March 31, 1998.

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

Residual Waste Management Regulations

     In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. The Company is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Based on information currently available, $8 million will be spent in 1998 to comply with these DEP regulations. The additional capital cost of compliance through the year 2000 is estimated, based on current information, to be $16 million. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with DQE, Inc. and its subsidiaries' (the Company's) Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1997 and the Company's condensed consolidated financial statements, which are set forth on pages 2 through 15 in Part I, Item 1 of this Report.

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

     On August 7, 1997, the shareholders of the Company and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of AYE. Immediately following the merger, Duquesne, DE, DES, DQEnergy and Montauk will remain wholly owned subsidiaries of DQE. The transaction was originally expected to close in mid-1998, subject to approval of applicable regulatory agencies. On April 30, 1998, the Pennsylvania Public Utility Commission (PUC) voted to approve the proposed merger of DQE and AYE, provided that the companies first join a fully functioning Independent System Operator (ISO) in order to address market power concerns. An ISO is a regional electricity transmission organization. This precondition could delay, or ultimately prevent, consummation of the merger. (See "PUC Proceedings" discussion on page 25.) Unless otherwise indicated, all information presented in this Form 10-Q relates to the Company only and does not take into account the proposed merger between the Company and AYE.

The Company's Electric Service Territory

     The Company's utility operations provide electric service to customers in Allegheny County, including the City of Pittsburgh, Beaver County and Westmoreland County. (See "Rate Matters" discussion on page 21.) This represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by the Company's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, the Company's utility operations also sell electricity to other utilities.

Regulation

     The Company is subject to the accounting and reporting requirements of the SEC. In addition, the Company's electric utility operations are subject to regulation by the PUC, including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters. (See "Rate Matters" on page 21.)

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

     A company's electric utility operations, or a portion of such operations, could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations. (See "Rate Matters" on page 21.) The Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) has determined that once a transition plan has been approved, application of SFAS No. 71 to the generation portion of a utility must be discontinued and replaced by the application of SFAS No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101). The consensus reached by the EITF provides further guidance that the regulatory assets and liabilities of the generation portion of a utility to which SFAS No. 101 is being applied should be determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Pursuant to the PUC's April 30 vote, certain of the Company's generation-related regulatory assets may be recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services. The Company will continue to apply SFAS No. 71 with respect to such assets. Fixed assets related to the generation portion of a utility will be evaluated including the cash flows provided by the CTC, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). Following the final PUC vote on May 21 regarding the Company's Restructuring Plan and Stand-Alone Plan (as defined in "Rate Matters" on page 21), once any portion of the Company's electric utility operations is deemed to no longer meet the SFAS No. 71 criteria, or is not recovered through a CTC, the Company will be required to write off assets (to the extent their net book value exceeds fair value), the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements. Any such write-off of assets could be materially adverse to the financial position, results of operations and cash flows of the Company. (See "PUC Proceedings" discussion on page 25.)

Results of Operations
--------------------------------------------------------------------------------
     The Company's future financial condition and its future operating results are substantially dependent upon the effects of the Restructuring Plan or Stand-Alone Plan currently before the PUC. To the extent the Company does not ultimately recover its transition costs, a charge against earnings would be recognized. Such charge could have a materially adverse effect on the Company's financial position, results of operations and cash flows. (See "Rate Matters" on page 21.)

Earnings

     The Company's earnings per share in the first quarter of 1998 and the first quarter of 1997 were $0.58. Net income also remained constant at $45.1 million in the first quarter of 1998 and the first quarter of 1997. In the first quarter of 1998, Duquesne contributed $0.42 to earnings per share, a decrease from the prior year's reported earnings per share of $0.46. Duquesne's decrease was the result of mild first quarter 1998 temperatures and accelerated nuclear lease recovery. This decrease was partially offset by increased other income from an investment made in the fourth quarter of 1997. The market-driven subsidiaries contributed $0.16 or 27.6 percent of total earnings per share in the first quarter of 1998, up from $0.12 or 20.7 percent of total earnings per share in the first quarter of 1997. The 33.3 percent increase is the result of the increased level of long-term investments.

Revenues

     Total operating revenues in the first quarter 1998 decreased $6.1 million or 2.0 percent as compared to the first quarter of 1997.

----------------------------------------------------------------------------------------
                                                Increase(Decrease) in First Quarter 1998
(Revenues in Millions of Dollars)                as Compared to First Quarter 1997
----------------------------------------------------------------------------------------
                                                               KWH         Revenues
                                            ----------------------------------------
Residential                                                      (7.4)%        $(1.0)
Commercial                                                       (7.3)%         (0.5)
Industrial                                                        4.2 %          1.8
Less: Provision for Doubtful Accounts                                            0.0
----------------------------------------------------------------------------------------
  Sales to Electric Utility Customers                            (4.2)%          0.3
----------------------------------------------------------------------------------------
Sales to Other Utilities                                        (26.3)%         (1.7)
Other Revenues                                                                  (4.7)
----------------------------------------------------------------------------------------
  Total Sales                                                    (7.3)%        $(6.1)
========================================================================================

Sales of Electricity to Customers

     Operating revenues are primarily derived from the Company's sales of electricity. Currently the PUC authorizes rates for electricity sales which are cost-based and are designed to recover the Company's operating expenses and investment in electric utility assets and to provide a return on the investment. Customer revenues fluctuate as a result of changes in sales volume and changes in fuel and other energy costs, as these costs are generally recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR). Under current fuel cost recovery provisions, fuel revenues generally equal fuel expense, including the fuel component of purchased power, and do not affect net income. As required under the Customer Choice Act, the Company has filed with the PUC its plan addressing its proposed restructuring to operate in a competitive environment including unbundled charges for transmission, distribution, generation and a CTC. Although not yet approved in a final vote, the PUC has proposed rates in connection with these filings and the phase-in to competition. (See "PUC Proceedings" discussion on page 25.)

     Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are influenced by national and global economic conditions. In addition, the Customer Choice Act has and will continue to affect bundled sales to the Company's retail customers. The customer choice pilot that was implemented in November 1997, when 5 percent of customers were given the right to customer choice, reduced sales to retail customers by approximately 5 percent. It is anticipated that the net financial impact of the Company's customers' choosing alternative generation suppliers during the pilot period (through 1998) will be a reduction of operating revenues of approximately $1 million per month. (See "Rate Matters" discussion on page 21.)

     In the first quarter of 1998, net customer revenues reflected on the statement of consolidated income increased by $0.3 million to $264.3 million from the first quarter of 1997. The variance can be attributed to an increase in energy costs of $9.5 million offset by a 4.2 percent decrease in kilowatt-hour (KWH) sales to electric utility customers. Residential and commercial sales decreased 169,150 KWH when comparing the first quarter of 1998 to the first quarter of 1997, due to the pilot program and mild 1998 temperatures. Sales to a new customer, an industrial gas supplier, represent 82 percent of the increase in industrial sales, while the remaining increase is due to expansion of one of the Company's largest customers' facilities.

Sales to Other Utilities

     Short-term sales to other utilities are regulated by the FERC and are made at market rates. Fluctuations in electricity sales to other utilities are related to the Company's customer energy requirements, the energy market and transmission conditions, and the availability of the Company's generating stations. Future levels of short-term sales to other utilities will be affected by market rates. The Company's electricity sales to other utilities in the first quarter of 1998 were $1.7 million or 19.0 percent less than in the first quarter of 1997. The reduction was due to reduced availability of generating capacity as a result of a 52 percent increase in outage hours as compared to the first quarter of 1997.

Other Operating Revenues

     Other operating revenues include the Company's non-KWH utility revenues and revenues from market-based operating activities. The other operating revenues decrease of $4.7 million or 16.0 percent when comparing the first quarter of 1998 to the first quarter of 1997 is primarily the result of the loss of revenues from Chester Engineering, Inc., a former subsidiary which was sold during the second quarter of 1997. Offsetting part of the decrease in revenues was $3.5 million in revenues from the growth in market-based operating activities.

Operating Expenses

Fuel and Purchased Power Expense

     Fluctuations in fuel and purchased power expense generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings in the first quarter of 1998 and the first quarter of 1997. Under the Company's 1996 PUC-approved mitigation plan, the level of energy cost recovery is capped at 1.47 cents per KWH through May 2001. Pending the final order regarding the Company's Restructuring Plan or Stand-Alone Plan filing, the Company may freeze the ECR and roll it into base rates. (See "Rate Matters" on page 21.)

     Fuel and purchased power expense increased $7.9 million or 15.3 percent in the first quarter of 1998 as compared to the first quarter of 1997. The increase resulted from higher energy costs by $11.8 million or 24.8 percent partially offset by a $3.9 million or 7.7 percent reduction in energy volume supplied. Reduced availability of generating stations due to a 52 percent increase in outage hours forced the Company to buy purchased power and generate power from the higher cost fossil stations. The pilot program and mild 1998 winter temperatures resulted in a reduction of approximately 7 percent of residential and commercial KWH sales.

Other Operating Expense

     The decrease in other operating expense of $4.4 million or 5.3 percent in the first quarter of 1998 as compared to the first quarter of 1997 can be attributed to the reduced operating costs associated with Chester which was sold during the second quarter of 1997 partially offset by growth of the market-based operating activities.

Maintenance Expense

     Maintenance expense increased $2.5 million or 14.3 percent in the first quarter of 1998 as compared to the first quarter of 1997. The increase is primarily attributable to the timing of tree trimming and maintenance of overhead lines expenses and to costs incurred for the Cheswick Power Station scheduled outage that began on February 27, 1998.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased $2.0 million or 3.6 percent in the first quarter of 1998 as compared to the first quarter of 1997, due to accelerated nuclear lease recovery which began on May 1, 1997.

Other Income

     The Company continues to increase investment income significantly over the prior year levels. An $11.4 million or 57.1 percent increase in other income in the first quarter of 1998 as compared to the first quarter of 1997 resulted from long-term investment income. The greater long-term investment income was the result of investments made throughout 1997. The Company invested approximately $180 million in lease investments and $11 million in gas reserve investments subsequent to the first quarter of 1997.

Interest and Other Charges

     Interest and other charges decreased $1.1 million or 3.7 percent in the first quarter of 1998 as compared to the first quarter of 1997. The reason for the decrease in 1998 was primarily the result of the retirement and redemption of mortgage bonds during the first quarter of 1998.

Income Taxes

     Income taxes were lower in the first quarter of 1998 as compared to the first quarter of 1997 by $1.1 million or 4.9 percent, primarily due to reduced taxable income.

Liquidity and Capital Resources
--------------------------------------------------------------------------------
Financing

     The Company expects to meet its current obligations and debt maturities through the year 2002 with funds generated from operations and through new financings. At March 31, 1998, the Company was in compliance with all of its debt covenants.

     Mortgage bonds in the amount of $35 million matured in February 1998 and were retired using available cash. In March 1998, the Company redeemed $100 million principal amount of its 8.75 percent mortgage bonds, originally due in May 2022 at a redemption price of 106.5625 percent of the principal amount, plus interest accrued until redemption. The redemption was partially financed with proceeds of the February 1998 issuance of $40 million principal amount of 6.45 percent mortgage bonds, due in February 2008. In addition, in April 1998 the Company issued $100 million principal amount of 7 3/8 percent mortgage bonds, due in April 2038. Mortgage bonds in the amount of $35 million and $5 million will mature in June and November 1998, respectively. The Company expects to retire these bonds with available cash or to refinance the bonds. (See "Rate Matters" on page 21.)

     In July 1997, the Company authorized and registered 1,000,000 shares of its Preferred Stock, Series A (Convertible) (DQE Preferred Stock), all with $100 liquidation preference, for use in connection with acquisitions by the Company of other businesses, assets or securities. (See "Investing" discussion on page 21.) As of March 31, 1998, 181,452 shares of DQE Preferred Stock had been issued and were outstanding. An additional 43,386 shares of DQE Preferred Stock were issued in April 1998.

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

     The Company maintains a $150 million revolving credit facility which expires in October 1998. The Company also maintains a $125 million revolving credit facility expiring in June 1998. No borrowings were outstanding under either facility at March 31, 1998. With respect to each of these revolving credit facilities, interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. Each revolving credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. The Company also maintains an aggregate of $150 million in bank term loans outstanding at March 31, 1998.

Investing
--------------------------------------------------------------------------------
     The Company has made long-term investments in the following areas: leases; affordable housing; gas reserves; energy solutions; and water companies. Investing activities during the first three months of 1998 included approximately $4 million in natural gas reserve partnerships and the remaining $5 million in other investments. During the first three months of 1997, the Company invested approximately $53 million in lease investments, $11 million in affordable housing investments and the remaining $4 million in other investments.

     In the first quarter of 1998, the Company issued 165,972 shares of DQE Preferred Stock, as part of an investment of approximately $23.7 million in water companies. An additional 43,386 shares of DQE Preferred stock were issued in April 1998, as part of an investment of approximately $7.4 million in water companies.

     In the first quarter of 1998, the Company invested $8 million for the construction of plants to produce E-Fuel/TM/, a coal-based synthetic fuel. The Company committed to an aggregate investment of $32 million in 1998 for such construction.

Rate Matters
--------------------------------------------------------------------------------
Competition and the Customer Choice Act

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

Financial Impact of Pilot Program Order

     It is anticipated that the net financial impact of the Company's customers' choosing alternative generation suppliers during the pilot period (through 1998) will be a reduction of operating revenues of approximately $1 million per month. (See "Forward-Looking Statements" discussion on page 26.) The Company is seeking in its Restructuring Plan and its Stand-Alone Plan to maintain current rates under Section 2804(4)(v) of the Customer Choice Act (Rate Cap Provision), which states that in certain circumstances an electric distribution utility may roll its energy cost rate into base rates without reducing its rates below the capped level if the PUC determines that excess earnings are to be used for mitigation of transition costs. The Company will reduce its accelerated nuclear lease amortization to offset the shortfall, if any, in operating revenues between the pilot program and the final approved rates.

Phase-In to Competition

     As set forth in the Customer Choice Act, the phase-in to competition begins on January 1, 1999, when 33 percent of customers will have customer choice (including customers covered by the pilot program); 66 percent of customers will have customer choice no later than January 1, 2000; and all customers will have customer choice no later than January 1, 2001. However, in its sole order to date (the PECO Order), the PUC ordered the phase-in provisions of the Customer Choice Act to require the acceleration of the second and third phases to January 2, 1999 and January 2, 2000, respectively; in addition, in its April 30, 1998, meeting the PUC voted to similarly accelerate the phase-in to competition for the Company's customers. (See "PUC Proceedings" discussion on page 25.) As they are phased-in, customers that have chosen an electricity generation supplier other than the Company will pay that supplier for generation charges, and will pay the Company a CTC (discussed below) and unbundled charges for transmission and distribution. Customers that continue to buy their generation from the Company will pay for their service at current regulated tariff rates divided into unbundled generation, transmission and distribution charges. The PECO Order concluded that under the Customer Choice Act, an electric distribution company, such as Duquesne, is to remain a regulated utility and may only offer PUC-approved, tariffed rates (including unbundled generation rates). Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the same manner as under current regulation.

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

     The PUC will determine what portion of a utility's transition costs that remain at January 1, 1999 will be recoverable through a CTC from customers. The CTC recovery period could last through 2005, providing a utility a total of up to nine years beginning January 1, 1997 to recover transition costs, unless this period is extended as part of a utility's PUC-approved transition plan. An overall four-and-one-half-year rate cap from January 1, 1997 will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions. Following is a summary of the Company's requested transition cost recovery, net of deferred taxes, as of January 1, 1999; the related net balances as of December 31, 1997; and the amounts mitigated during the past three years. (See "PUC Proceedings" discussion on page 25.)

Transition Costs
---------------------------------------------------------------------------------------------
                                               Mitigation        Balance     CTC Recovery
(Amounts in Millions of Dollars)             1/1/95 - 12/31/97   12/31/97   Requested 1/1/99
---------------------------------------------------------------------------------------------
Nuclear generation plant (a)                      $232          $  968          $  877
Fossil generation plant (a)                         --             541             541
Generation-related regulatory assets (b)           103             382             357
Decommissioning costs (c)                           18             133             124
---------------------------------------------------------------------------------------------
 Total                                            $353          $2,024          $1,899
---------------------------------------------------------------------------------------------

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

Financial Exposure to Transition Cost Recovery

     Any estimate of the ultimate level of transition costs (including those set forth in the table above) depends on, among other things, the extent to which such costs are deemed recoverable by the PUC in its final binding vote; the ongoing level of the Company's costs of operations; regional and national economic conditions; and growth of the Company's sales. (See "Forward-Looking Statements" discussion on page 26.) Indeed, the PECO Order, as modified by a settlement on April 30, 1998, provides for recovery by PECO Energy Company
(PECO) of 100 percent of transition costs determined to be just and reasonable by the PUC. However, in determining transition costs, the PUC found the market value of PECO's generating units to be significantly higher than the estimate of market value sponsored by PECO. Thus, the total amount of transition costs requested by PECO was significantly more than that allowed by the PUC in the PECO Order, as the PUC-determined market value offset a larger portion of the transition costs. The PUC-ordered recovery of PECO's transition costs through a CTC is permitted over a twelve-year period beginning January 1, 1999. However, PECO is only permitted to earn a return on the unamortized balance of transition costs at a rate equal to its long-term cost of debt. In its April 30 vote, the PUC proposed that certain of the Company's transition costs cannot be recovered through a CTC. If the PUC confirms its proposal in the final binding vote on May 21, these costs will have to be written off. (See "Regulation" on page 17; see also "PUC Proceedings" discussion on page 25.) On January 26, 1998, PECO announced that it was reducing its dividend by 44 percent, and also that it was reporting a net loss for 1997 of $1.5 billion, including an extraordinary charge of $3.1 billion ($1.8 billion net of taxes) in the fourth quarter of 1997 to reflect the effects of the PECO Order (as effective prior to the April 30 settlement). As the Company has substantial exposure to transition costs relative to its size, significant transition cost write-offs could have a materially adverse effect on the Company's financial position, results of operations and cash flows. Various financial covenants and restrictions could be violated if substantial write-off of assets or recognition of liabilities occurs. Under such circumstances the Company may face constraints on its ability to pay dividends, issue new mortgage debt or maintain access to bank lines of credit, thus negatively impacting its operations.

Stand-Alone Plan

     In the event the merger with AYE is not consummated under the filed Restructuring Plan, the Company has sought approval for restructuring and recovery of its own transition costs through a CTC under the Stand-Alone Plan. The Company argued, as a fundamental premise, that any finding of market value for the Company's generating assets to determine transition costs should be based on market evidence and not on an administrative determination of that value based on price forecasts (the PECO Order determined the market value of PECO's generation based on the price forecast sponsored by the Pennsylvania Office of Consumer Advocate). The Company proposed a number of alternative market valuation methodologies that it believed would satisfy this market-based standard. As an alternative, if the PUC finds that a determination of market value as of December 31, 1998 is required by the Customer Choice Act, then the Company has agreed that the PUC may order an immediate auction of the Company's generation at that time. (A more detailed discussion of alternative methodologies to determine transition costs based on market evidence is set forth in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997.)

Restructuring Plan

     The Restructuring Plan incorporated the benefits of the merger with AYE, such as anticipated savings to the Company, on a nominal basis, of $365 million in generation-related costs over 20 years, and $9 million in transmission-related costs and $173 million in distribution-related costs over 10 years. The Restructuring Plan also incorporated the market-based approach to determining stranded costs proposed by the Company in its Stand-Alone Plan, however the Company did not agree that the PUC may order an immediate auction of its generation to determine transition costs. (A more detailed discussion of alternative methodologies to determine transition costs based on market evidence is set forth in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997.) The opposing parties believe that there should be a one-time valuation of the generation assets performed as of December 31, 1998. Any merger-related synergies relating to generation would then be used to reduce the Company's transition costs as of that date. These parties also believe that the Company's proposed distribution rate decrease should be effective on January 1, 1999. The Company has requested a total CTC recovery of transition costs of $1.899 billion in the event the PUC does not accept its proposal to determine transition costs based on market evidence.

PUC Proceedings

     On March 25, 1998, two PUC administrative law judges recommended that a decision on the proposed merger of the Company and AYE be deferred for up to 18 months to allow the companies to address market power concerns. In two other decisions issued at the same time, the judges recommended approval, with modifications, of the restructuring plans of Duquesne and of AYE's utility subsidiary, West Penn Power. On April 14, 1998, the Company filed exceptions to the administrative law judges' recommendations. Also on April 14, the Company and AYE jointly filed exceptions to the PUC administrative law judges' recommendation that approval of the proposed merger be delayed.

     The administrative law judge did not support the Company's market-based approach to determining the value of its generating assets (and thereby its CTC), and recommended instead either an immediate auction of the Company's generating assets if the proposed merger is not consummated, or an administrative determination of the value of such assets if the proposed merger is consummated. In its exceptions, the Company sought clarification of the administrative law judge's recommendation. Also in its exceptions, the Company reaffirmed its fundamental premise that market data should be used to set the value of its generating assets.

     In their joint exceptions, the Company and AYE committed to mitigate the potential market power of the new company by joining the Midwest Independent System Operator (MISO) and by relinquishing control of the output of the Company's 570-megawatt Cheswick Power Station (Cheswick) for a minimum of two years or until the MISO has been approved. Both actions would occur immediately upon completion of the proposed merger. The Company and AYE further committed to issue a request for proposals to sell the output of Cheswick within a month of securing all required regulatory approvals for the proposed merger. The Company would continue to own and operate Cheswick.

     On April 30, 1998, the PUC held a nonbinding vote on the recommended decisions. Reversing the recommendation to delay a decision by up to 18 months, the PUC voted instead to approve the merger. However, to address market power concerns, the PUC also required membership in a fully functioning ISO prior to consummation of the merger. The PUC recognized that joining either the MISO (as discussed above) or the Pennsylvania-New Jersey-Maryland ISO (PJM) would be an acceptable option. The MISO's application for approval is before the FERC, but no date for a decision has been set. Pursuing membership in PJM would require the Company and AYE to file an updated market power study with the PUC. The precondition of joining a fully functioning ISO could delay, or ultimately prevent, consummation of the merger.

     With respect to the Stand-Alone Plan, the PUC voted to require the Company to auction its generating assets in order to determine their market value and its CTC. The Company would have to submit a divestiture plan to the PUC within 90 days of the effective date of a final order. If such a divestiture were not completed by January 1, 1999, the Company would use an interim CTC set at the rate approved in its pilot program. The CTC determined by the auction would be permanent, precluding annual adjustments based on the market price of power as originally proposed by the Company.

     With respect to the Restructuring Plan, the PUC proposed calculating the Company's transition costs based on an administrative determination of the value of its generating assets as opposed to the Company's proposed market-based approach. The PUC would set the Company's transition costs at approximately $1.3 billion, reflecting $152.28 million in generation-related savings resulting from the merger. This amount would disallow certain assets the Company anticipated including in its transition costs, including, among other things, the cold-reserved units at Philips Power Station and at a portion of Brunot Island Power Station. The PUC would permit transition cost recovery through 2005 pursuant to a CTC initially set at an average of 2.58 cents per KWH for 1999 (resulting in a shopping credit, or reduction from previously bundled rates, of 4.01 cents per
KWH). The PUC would also reduce the Company's distribution rates by $15 million per year beginning January 1, 2000, to reflect merger savings. The Company has calculated the effects of the PUC's CTC and shopping credit determination, and estimates that, correcting for computational errors, the 1999 average CTC should be 2.73 cents per KWH (resulting in a shopping credit of 3.49 cents per KWH).

     The PUC voted to accelerate the Company's phase-in to competition schedule. The Customer Choice Act calls for phase-in of one-third of customers by January 1, 1999; two-thirds by January 1, 2000; and the final third by January 1, 2001. The PUC voted to accelerate the second third to January 2, 1999, and the final third to January 2, 2000.

     Final orders with respect to the PUC's vote will be written, and a final binding vote is currently scheduled to take place on May 21, 1998.

The Federal Filings

     In addition to the PUC filings of the Restructuring Plan and the Stand-Alone Plan, on August 1, 1997, the Company and AYE filed their joint merger application with the FERC (the FERC Filing). Pursuant to the FERC Filing, the Company and AYE have committed to forming or joining an ISO that meets the entity's requirements, including marginal cost transmission pricing, following the merger. In April 1998, executives from the Company and AYE notified the FERC of their intention to join the MISO, and that they would not withdraw from the MISO without the prior approval of the FERC. In addition, the Company and AYE have stated in the FERC Filing that following the merger the combined entity's market share will not violate the market power conditions and requirements set by the FERC. On January 20, 1998, the Company and AYE filed merger applications with the Antitrust Division of the Department of Justice and the Federal Trade Commission. These applications are currently pending.

Forward-Looking Statements

     The foregoing paragraphs contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the financial impact, consequences and benefits of the Customer Choice Act, the pilot program, the Stand-Alone Plan, the Restructuring Plan and the merger with AYE. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results and benefits to materially differ from those implied by such statements. Such risks and uncertainties include, but are not limited to, the final binding vote of PUC approvals regarding the Stand-Alone Plan or the Restructuring Plan, general economic and business conditions, industry capacity, changes in technology, integration of the operations of AYE and the Company, regulatory conditions to the merger, the loss of any significant customers, and changes in business strategy or development plans.

Beaver Valley Power Station (BVPS)

     BV Unit 1 went off-line January 30, 1998, due to an issue identified in a technical review completed by the Company. BV Unit 2 went off-line December 16, 1997, to repair the emergency air supply system to the control room and has remained off-line due to other issues identified by a technical review similar to that performed at BV Unit 1. These technical reviews are in response to a 1997 commitment made by the Company to the NRC. The Company is one of many utilities faced with similar issues, some of which date back to the initial start-up of BVPS. Both BVPS units remain off-line for a reaffirmation of compliance with technical specification requirements of various plant systems. The Company is currently participating in a series of meetings with the NRC to review its action plans. Both units are expected to remain off-line until the action plans have been satisfactorily completed.

     BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. The units still have the capability to operate at 100 percent reactor power, although approximately 17 percent of BV Unit 1 and 2 percent of BV Unit 2 steam generator tubes have been removed from service. Material acceleration in the rate of ODSCC could lead to a loss in plant efficiency and significant repairs or replacement of BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is estimated at $125 million, $59 million of which would be the Company's responsibility. The earliest that the BV Unit 1 steam generators could be replaced during a currently scheduled refueling outage is the spring of 2002.

Year 2000

     Many existing computer programs use only two digits to identify a year (for example, "98" is used to represent "1998"). Such programs read "00" as the year 1900, and thus may not recognize dates beginning with the year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered. Such failures could cause disruptions in normal business operations. The Company continues to implement its strategy, formulated in 1995, to address required computer software changes and upgrades relating to such operations, and currently believes that implementation of its plan will minimize its Year 2000 issues relating to these systems. The Company's Year 2000 team, comprised of management representatives from all functional areas of the Company, also continues to explore and assess the Company's exposure to Year 2000-related problems in devices and equipment containing embedded microprocessors that may not correctly identify the year, as well as potential problems that may originate with third parties outside the Company's control. The Company has authorized the retention of a Year 2000 consultant to assist the Year 2000 team in its assessments.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Funding for nuclear decommissioning costs is deposited by the Company in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at March 31, 1998 totaled approximately $51.1 million. The amount funded into the trusts is based on estimated returns which, if not achieved as projected, could require additional unanticipated funding requirements.

                         ______________________________

Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve a number of risks and uncertainties, and actual results may differ materially. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may affect the Company's operations, markets, products, services and prices. Such factors include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; pending regulatory decisions regarding industry restructuring in Pennsylvania; regulatory conditions applicable to the pending merger; the loss of any significant customers; and changes in business strategy or development plans.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Eastlake Unit 5

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

Proposed Merger

    In September 1997 the City of Pittsburgh filed a federal antitrust suit seeking to prevent the merger and asking for monetary damages. Although the United States District Court for the District of Western Pennsylvania dismissed the suit in January 1998, the City filed an appeal and asked for expedited review. The Company anticipates a decision on whether the appeal has been granted during the second quarter of 1998. Unless otherwise indicated, all information presented in this report relates to the Company only and does not take into account the proposed merger between the Company and AYE.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:
     EXHIBIT 10.1 - Duquesne Light Company/DQE Charitable Giving Program, as
                    amended to date.
     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                    Preferred and Preference Stock Dividend Requirements.
     EXHIBIT 27.1 - Financial Data Schedule

b. A Current Report on Form 8-K was filed April 8, 1998, to report the March 25, 1998, recommended decision regarding the proposed merger and the restructuring plans issued by administrative law judges to the PUC. No financial statements were filed with this report.

     A Current Report on Form 8-K was filed April 16, 1998, to report the filing of the Company's exceptions to the recommended decisions. No financial statements were filed with this report.

                         _____________________________

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          DQE, Inc.
                                             -----------------------------------
                                                        (Registrant)



Date        May 13, 1998                            /s/ Gary L. Schwass
     ------------------------------          -----------------------------------
                                                         (Signature)
                                                       Gary L. Schwass
                                                  Executive Vice President
                                                 and Chief Financial Officer



Date        May 13, 1998                           /s/ Morgan K. O'Brien
     ------------------------------          -----------------------------------
                                                         (Signature)
                                                      Morgan K. O'Brien
                                                Vice President and Controller
                                               (Principal Accounting Officer)