Form 10-Q/A
period 1998-03-31
DQE INC
filed 1998-07-02
CIK 846930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-Q/A


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

PART II.  OTHER INFORMATION

     Part II of the registrant's Form 10-Q for the Quarterly Period ended March 31, 1998 is hereby amended to include Item 5 as follows:

   Item 5.  Other Information

          Because DQE anticipated the timely completion of its proposed merger with AYE, no Annual Meeting of Stockholders was held in April 1998, as in past years. Given the uncertainty regarding the consummation of the proposed merger, DQE has tentatively scheduled its 1998 Annual Meeting of Stockholders to be held on Tuesday, October 27, 1998, at 11:00 a.m. The record date for holders of both DQE Common Stock and DQE Preferred Stock, Series A (Convertible) is August 24, 1998. Any proposal which a stockholder intends to present at the meeting and which is to be included in DQE's proxy statement and form of proxy must be received by DQE no later than Monday, August 3, 1998. Notice of any proposal which a stockholder intends to present at the meeting pursuant to an independent solicitation must be received by DQE no later than Monday, August 3, 1998. Such proposals and notices should be in writing and directed to the Corporate Secretary of DQE, Box 68, Pittsburgh, PA 15230-0068.

                         _____________________________

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       DQE, Inc.
                                         ------------------------------------
                                                     (Registrant)



Date        July 2, 1998                         /s/ Gary L. Schwass
     --------------------------          ------------------------------------
                                                      (Signature)
                                                    Gary L. Schwass
                                                Executive Vice President
                                               and Chief Financial Officer



Date        July 2, 1998                         /s/ Morgan K. O'Brien
     --------------------------          ------------------------------------
                                                     (Signature)
                                                  Morgan K. O'Brien
                                              Vice President and Controller
                                             (Principal Accounting Officer)