Form 10-Q
period 1998-06-30
DQE INC
filed 1998-08-14
CIK 846930

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended   June 30, 1998
                                    -----------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From __________ to __________

                            Commission File Number
                            ----------------------
                                    1-10290

                                   DQE, Inc.
         -------------------------------------------------------------
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

DQE Common Stock, no par value - 77,736,355 shares outstanding as of June 30, 1998 and 77,736,880 shares outstanding as of July 31, 1998.

        PART I.  FINANCIAL INFORMATION
        Item 1.  Financial Statements

                                      DQE
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                     (Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                     Three Months Ended                           Six Months Ended
                                                          June 30,                                    June 30,
                                                          --------                                    --------
                                                   1998               1997                    1998                1997
                                                   ----               ----                    ----                ----
Operating Revenues
  Sales of Electricity                             $272,436           $256,811                $543,815            $529,560
  Other                                              28,324             27,189                  52,970              58,024
                                             --------------     --------------          --------------      --------------
    Total Operating Revenues                        300,760            284,000                 596,785             587,584
                                             --------------     --------------          --------------      --------------

Operating Expenses
  Fuel and purchased power                           71,575             50,516                 131,108             102,170
  Other operating                                    71,243             76,881                 148,518             158,513
  Maintenance                                        15,669             22,551                  35,952              40,300
  Depreciation and amortization                      57,649             58,546                 114,834             113,720
  Taxes other than income taxes                      19,675             19,875                  39,607              40,433
                                             --------------     --------------          --------------      --------------
    Total Operating Expenses                        235,811            228,369                 470,019             455,136
                                             --------------     --------------          --------------      --------------

OPERATING INCOME                                     64,949             55,631                 126,766             132,448
                                             --------------     --------------          --------------      --------------


Other Income                                         28,129             42,451                  59,547              60,952
                                             --------------     --------------          --------------      --------------

Interest and Other Charges                           27,313             29,029                  54,931              57,709
                                             --------------     --------------          --------------      --------------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                 65,765             69,053                 131,382             135,691
                                             --------------     --------------          --------------      --------------

Income Taxes                                         25,561             22,275                  46,048              43,816
                                             --------------     --------------          --------------      --------------

INCOME Before Extraordinary Item                     40,204             46,778                  85,334              91,875

Extraordinary Item (Net of Tax)                     (82,548)                --                 (82,548)                 --
                                             --------------     --------------          --------------      --------------

NET INCOME (LOSS) After Extraordinary Item         $(42,344)          $ 46,778                $  2,786            $ 91,875
                                             ==============     ==============          ==============      ==============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 77,720             77,394                  77,702              77,341
                                             ==============     ==============          ==============      ==============

BASIC EARNINGS (LOSS) PER
  SHARE OF COMMON STOCK:

        Before Extraordinary Item                  $   0.52           $   0.61                $   1.10            $   1.19
                                             ==============     ==============          ==============      ==============

        Extraordinary Item                         $  (1.06)                --                $  (1.06)                 --
                                             ==============     ==============          ==============      ==============

        After Extraordinary Item                   $  (0.54)          $   0.61                $   0.04            $   1.19
                                             ==============     ==============          ==============      ==============

DILUTED EARNINGS (LOSS) PER
 SHARE OF COMMON STOCK:

        Before Extraordinary Item                  $   0.51           $   0.60                $   1.08            $   1.17
                                             ==============     ==============          ==============      ==============

        Extraordinary Item                         $  (1.06)                --                $  (1.06)                 --
                                             ==============     ==============          ==============      ==============

        After Extraordinary Item                   $  (0.55)          $   0.60                $   0.02            $   1.17
                                             ==============     ==============          ==============      ==============

DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK                            $   0.36           $   0.34                $   0.72            $   0.68
                                             ==============     ==============          ==============      ==============

See notes to condensed consolidated financial statements.

                                      DQE
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                                    June 30,                December 31,
                                                                                      1998                      1997
                                                                                      ----                      ----
ASSETS
Current assets:
  Cash and temporary cash investments                                                 $   269,214              $   356,412
  Receivables                                                                             136,145                  131,711
  Other current assets, principally materials and supplies                                104,293                   81,233
                                                                             --------------------      -------------------
      Total current assets                                                                509,652                  569,356
                                                                             --------------------      -------------------
Long-term investments                                                                     728,815                  722,786
                                                                             --------------------      -------------------
Property, plant and equipment                                                           4,701,051                4,625,128
Less:  Accumulated depreciation and amortization                                       (3,239,528)              (1,962,794)
                                                                             --------------------      -------------------
      Property, plant and equipment - net                                               1,461,523                2,662,334
                                                                             --------------------      -------------------
Other non-current assets:
  Regulatory assets                                                                     2,272,292                  680,885
  Other                                                                                    64,599                   59,041
                                                                             --------------------      -------------------

      Total other non-current assets                                                    2,336,891                  739,926
                                                                             --------------------      -------------------
          TOTAL ASSETS                                                                $ 5,036,881              $ 4,694,402
                                                                             ====================      ===================
LIABILITIES AND CAPITALIZATION
Current liabilities                                                                   $   158,045              $   281,966
                                                                             --------------------      -------------------
Deferred income taxes - net                                                               714,329                  693,215
                                                                             --------------------      -------------------
Deferred income                                                                           169,640                  225,107
                                                                             --------------------      -------------------
Beaver Valley lease liability                                                             478,442                       --
                                                                             --------------------      -------------------
Other non-current liabilities                                                             387,304                  390,789
                                                                             --------------------      -------------------
Commitments and contingencies (Note 4)
Capitalization:
  Long-term debt                                                                        1,434,607                1,376,121
                                                                             --------------------      -------------------
  Preferred and preference stock of subsidiaries                                          226,077                  226,503
                                                                             --------------------      -------------------
  Preferred stock                                                                          22,484                    1,548
                                                                             --------------------      -------------------
  Common shareholders' equity:
    Common stock - no par value (authorized - 187,500,000 shares;
    issued - 109,679,154 shares)                                                        1,000,273                1,001,225
    Retained earnings                                                                     816,582                  869,749
    Less treasury stock (at cost) (31,942,799 and 31,998,723
      shares, respectively)                                                              (370,902)                (371,821)
                                                                             --------------------      -------------------
      Total common shareholders' equity                                                 1,445,953                1,499,153
                                                                             --------------------      -------------------
          Total capitalization                                                          3,129,121                3,103,325
                                                                             --------------------      -------------------
          TOTAL LIABILITIES AND CAPITALIZATION                                        $ 5,036,881              $ 4,694,402
                                                                             ====================      ===================

See notes to condensed consolidated financial statements.

                                      DQE
                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                                   --------
                                                                           1998                1997
                                                                           ----                ----
Cash Flows From Operating Activities
  Operations                                                              $ 277,992           $ 219,600
  Changes in working capital other than cash                               (130,956)            (72,802)
  (Increase) decrease in ECR                                                (19,219)              1,492
  Other                                                                       7,766               2,318
                                                                    ---------------     ---------------
    Net Cash Provided By Operating Activities                               135,583             150,608
                                                                    ---------------     ---------------

Cash Flows From Investing Activities
  Capital expenditures                                                      (97,908)            (42,975)
  Proceeds from the sale of equity securities                                    --              42,895
  Long-term investments - net                                               (26,575)           (192,088)
  Other                                                                         858                 312
                                                                    ---------------     ---------------
    Net Cash Used in Investing Activities                                  (123,625)           (191,856)
                                                                    ---------------     ---------------

Cash Flows From Financing Activities
  Reductions of long term obligations - net                                 (36,938)            (12,849)
  Dividends on common stock                                                 (55,953)            (52,592)
  Increase in notes payable                                                   4,404              38,000
  Other                                                                     (10,669)              1,855
                                                                    ---------------     ---------------
    Net Cash Used in Financing Activities                                   (99,156)            (25,586)
                                                                    ---------------     ---------------

Net decrease in cash and temporary cash investments                         (87,198)            (66,834)
Cash and temporary cash investments at beginning of period                  356,412             410,978
                                                                    ---------------     ---------------
Cash and temporary cash investments at end of period                      $ 269,214           $ 344,144
                                                                    ===============     ===============

Non-Cash Investing and Financing Activities
  Preferred stock issued in conjunction with long-term investments        $  20,936                  --
                                                                    ===============     ===============
  Capital lease obligations recorded                                      $   4,941           $   4,086
                                                                    ===============     ===============
  Equity funding obligations recorded                                     $      --           $  17,491
                                                                    ===============     ===============

 On May 1, 1997, DQE exchanged its shares in Chester Engineers for shares of common stock which were subsequently sold at various dates through June 1997.

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

     Duquesne is an electric utility engaged in the generation, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. DE acquires and develops businesses involved in energy services and technologies, energy monitoring and controls, telecommunications, monitored security and electronic commerce. DES is a diversified energy services company offering a wide range of energy solutions for industrial, utility and consumer markets worldwide. DES initiatives include energy facility development and operation, domestic and international independent power production, and the production and supply of innovative fuels. DQEnergy was formed to align DQE with strategic partners to capitalize on opportunities in the energy services industry. These alliances are intended to enhance the utilization and value of DQE's strategic investments and capabilities while establishing DQE as a total energy provider. Montauk is a financial services company that makes long-term investments and provides financing for the Company's other market-driven businesses and their customers.

     As previously reported, in August 1997 the shareholders of the Company and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger, pursuant to which DQE would have become a wholly owned subsidiary of AYE. On May 29, 1998, the Pennsylvania Public Utility Commission (PUC) issued its final order (modified on July 23) approving the proposed merger, subject to certain preconditions and stranded cost calculations. On July 28, the Company announced its decision not to consummate the merger under the circumstances associated with the final order. (See "Restructuring Plans and PUC Proceedings" discussion, Note 2, page 8.)

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

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1997. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

     As a result of the PUC's final order regarding the Company's Stand-Alone Plan and Merger Plan under the Customer Choice Act (see "Rate Matters", Note 2, on page 7), the electricity generation portion of the Company's business no longer meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, application of SFAS No. 71 to this portion of the Company's business has been discontinued and replaced by the application of SFAS No. 101, Regulated Enterprises Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101) as interpreted by EITF 97-4, Deregulation of the Pricing of Electricity Issues Related to the Application of FASB Statements No. 71 and 101. Under SFAS No. 101, the regulatory assets and liabilities of the generation portion of the Company are determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Pursuant to the PUC's final restructuring order, certain of the Company's generation-related regulatory assets will be recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services. The Company will continue to apply SFAS No. 71 with respect to such assets. Fixed assets related to the generation portion of the Company's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS No. 121). Under SFAS No. 121, all but approximately $46 million of the Company's generating fixed assets are impaired. Pursuant to the PUC's final restructuring order, with the exception of certain disallowances, the above-market generation costs also will be recovered through the CTC. Accordingly, these above-market costs have been reclassified on the condensed consolidated balance sheet from "Property, plant and equipment" to "Regulatory assets". To the extent that the Company is able to recover more than $46 million through the divestiture of its generating plants, any excess recovery will be applied to reduce the costs to be recovered through the CTC. The electricity transmission and distribution portion of the Company's business continues to meet the SFAS No. 71 criteria and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. (See "Rate Matters", Note 2, on page 7.)

     Through the Energy Cost Rate Adjustment Clause (ECR), the Company previously recovered (to the extent that such amounts were not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passed to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). As a consequence of the PUC's final orders regarding the Company's Merger Plan and Stand-Alone Plan (see "Rate Matters", Note 2, on page 7), such fuel costs are no longer recoverable through the ECR. Instead, effective May 29, 1998 (the date of the PUC's final restructuring order), for customers with bundled rates, fuel costs are expensed as incurred and impact net income.

     Under-recoveries from customers have been recorded on the condensed consolidated balance sheet as a regulatory asset. At May 29, 1998, $42.7 million was receivable from customers. The Company expects to recover this amount through the CTC. (See "Restructuring Plans and PUC Proceedings", Note 2, on page 8.) At December 31, 1997, $23.5 million was receivable from customers.

     The Company's long-term investments include assets of nuclear decommissioning trusts and marketable securities accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains related to marketable securities at June 30, 1998, and December 31, 1997, were $6.3 million and $8.1 million ($3.7 million and $4.7 million net of tax), respectively.

2.  RATE MATTERS

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

Customer Choice Pilots

     The pilot period gives utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. The 28,000 customers participating in the Company's pilot may choose unbundled service, with their electricity provided by an alternative generation supplier, and will be subject to unbundled distribution and CTC charges approved by the PUC and unbundled transmission charges pursuant to the Company's FERC-approved tariff. Although the pilot program was implemented, pursuant to the PUC's order, on November 3, 1997, the Company earlier appealed the determination of the market price of generation set forth in the PUC's order to the Commonwealth Court of Pennsylvania. Argument has not yet been scheduled.

Phase-In to Competition

     As required by the PUC in its restructuring orders (see "Restructuring Plans and PUC Proceedings" discussion on page 8), the phase-in to competition begins in January 1999, when 66 percent of customers will have customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of the date of this report, approximately 41 percent of the Company's customers had elected to participate in the customer choice program beginning in January 1999. As they are phased-in, customers that have chosen an electricity generation supplier other than the Company will pay that supplier for generation charges, and will pay the Company a CTC (discussed below) and unbundled charges for transmission and distribution. Customers that continue to buy their generation from the Company will pay for their service at current regulated tariff rates divided into unbundled generation, transmission and distribution charges. Under the Customer Choice Act, an electric distribution company, such as Duquesne, is to remain a regulated utility and may only offer PUC-approved, tariffed rates, including unbundled generation rates (capped at current levels so long as a CTC is being collected). Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the same manner as under current regulation.

Rate Cap and Transition Cost Recovery

     An overall four-and-one-half-year rate cap from January 1, 1997, will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of bundled rates as long as transition costs are being recovered, with certain exceptions. The Company requested recovery of transition costs of approximately $1.9 billion, net of deferred taxes, beginning January 1, 1999. Of this amount, $0.4 billion represented regulatory assets and $1.5 billion represented potentially uneconomic plant and plant decommissioning costs. Portions of the requested transition cost recovery have been disallowed by the PUC in its final orders (discussed below).

Restructuring Plans and PUC Proceedings

     On August 1, 1997, Duquesne filed its stand-alone restructuring plan (Stand-Alone Plan) in the event the merger of DQE and AYE is not consummated, and DQE and AYE filed their application to merge and restructuring plan (Merger
Plan). A more detailed discussion of each of these plans is set forth in the Annual Reports on Form 10-K for the Year Ended December 31, 1997, of Duquesne and DQE. On May 29, 1998, the PUC issued final orders on the Stand-Alone Plan and Merger Plan. On June 18, Duquesne submitted its compliance filing, which would implement the PUC's final order regarding the Stand-Alone Plan or the Merger Plan, as the case may be. The compliance filing also included Duquesne's request that the PUC recalculate the CTC and shopping credit determination set forth in the final orders; Duquesne estimates that, correcting for computational errors, the 1999 average CTC should be 2.73 cents per kilowatt-hour (KWH) (resulting in a shopping credit of 3.49 cents per KWH). Duquesne, DQE and AYE also petitioned the PUC to reconsider its final restructuring orders. The PUC denied Duquesne's petition to reconsider its Stand-Alone Plan final order, and recommended that any reconsideration could be better addressed in Duquesne's compliance filing. The PUC accepted DQE's and AYE's petition to reconsider the Merger Plan final order. The orders and reconsideration are discussed below.

     Order on the Stand-Alone Plan. With respect to stranded cost recovery, the PUC's final order on the Stand-Alone Plan approves Duquesne's proposal to auction its generating assets and use the proceeds to offset stranded costs. The remaining balance of such costs (with certain exceptions described below) will be recovered from ratepayers through a CTC, collectible through 2005. As required, Duquesne will submit a divestiture plan to the PUC by August 27, 1998. Duquesne has been ordered to use an interim system average CTC set at 2.9 cents per KWH (resulting in a shopping credit of 3.75 cents per KWH), the rate approved in its pilot program. The final CTC determined by the auction will remain constant over the recovery period. The PUC's order approves the auction only in the context of the Stand-Alone Plan, not the Merger Plan.

     By conducting the auction, Duquesne expects to recover (through the auction proceeds or the final CTC) or avoid the incurrence of all its stranded generation costs, with the exception being a $65 million disallowance (net present value, after tax) related to Duquesne's cold reserved units at the Phillips Power Station and Brunot Island Power Station. The PUC's final order also approves recovery of $339 million of the $357 million in regulatory assets claimed by Duquesne. The disallowed regulatory assets relate primarily to deferred coal costs under previously applied coal caps and deferred caretaker costs associated with the cold reserved units.

     At June 30, 1998, Duquesne recorded a charge to its earnings of $142.3 million ($82.5 million net of taxes) to reflect the disallowance associated with the investments in cold reserved units and the disallowance of a portion of the regulatory asset claim.

     Order on the Merger Plan. The PUC's final order on the merger (as modified during the reconsideration process) would allow the transaction to be consummated but requires the parties, prior to closing, to agree to certain conditions. The conditions relate to the mitigation of market power, including membership in an independent system operator (ISO), an entity that would operate the transmission facilities of Duquesne, AYE and other utilities in the region. The PUC's final order would allow DQE and AYE to maintain their current membership in the Midwest ISO, but the PUC held that the Midwest ISO must be "fully functional" and it must satisfy seven criteria specified by the PUC no later than June 30, 2000. In the meantime, the merged company would be required to relinquish control of 570 megawatts of output from Duquesne's Cheswick Power Station (Cheswick). Divestiture of a further 2,500 megawatts would be required if, based on a PUC evaluation in January 2000, the merged company continued to fail certain market power tests and the Midwest ISO had not progressed sufficiently toward a structure that fully mitigates market power. The PUC would determine what generation assets would be divested and who would be eligible to bid for them. DQE objects to the PUC's having authority over all aspects of the divestiture, particularly the lack of any provision to adjust stranded costs following the divestiture. In addition, the Midwest ISO, as presently constituted and as proposed to the FERC, does not meet the seven criteria specified by the PUC.

     The PUC's final order regarding the Merger Plan also addressed the recovery of stranded costs by Duquesne and AYE's wholly owned utility subsidiary West Penn Power Company (West Penn) in the event the merger is consummated. The order sets stranded costs at approximately $1.3 billion, using an administrative forecast of generation market values and costs. Applied to Duquesne, and compared to the Stand-Alone Plan, this methodology results in the disallowance of an additional $370 million in stranded costs (net present value, pre-tax). The PUC's final order also reduces Duquesne's recoverable stranded costs by $152 million for estimated generation-related merger synergies and reduces distribution rates beginning January 1, 2000, by $15 million annually to reflect estimated distribution-related merger synergies. The PUC's final order permits transition cost recovery through 2005 pursuant to a CTC initially set at an average of 2.58 cents per KWH for 1999 (resulting in a shopping credit, or reduction from previously bundled rates, of 4.00 cents per KWH).

     With respect to West Penn, the PUC's final order disallows recovery of approximately $1 billion of West Penn's stranded cost claim (net present value, pre-tax). Of the disallowed amount, approximately $830 million relates to the impact of the administrative determination of generation market value and costs. The other disallowances relate to regulatory assets, non-utility generation and other transition costs. In addition, the PUC's final order reduces West Penn's recoverable stranded costs by $71 million for generation-related merger synergies and reduces distribution rates beginning January 1, 2000, by $9 million for distribution-related merger synergies.

     DQE Announcement. On July 28, 1998, DQE's Board of Directors concluded that it could not consummate the merger under the circumstances described above. On that same date, DQE informed AYE of this conclusion. More information regarding this decision is set forth in the Company's Current Report on Form 8-K dated July 28, 1998.

     On July 30, AYE informed DQE that it does not believe DQE has the right to terminate the merger agreement under these circumstances, and that AYE will continue to work toward consummation of the merger. AYE also stated it will pursue all remedies available to protect the legal and financial interests of AYE and its shareholders. With respect to the PUC's disallowance of approximately $1 billion of stranded costs, AYE has filed an appeal in state court and a complaint in federal court, challenging the order. In addition, a settlement conference is scheduled for August 14 between AYE and the PUC regarding the West Penn final order. Because various issues in West Penn's restructuring order are related to Duquesne's Merger Plan (particularly with respect to the recovery of stranded costs), and could impact DQE and its shareholders, Duquesne plans to participate in the conference.

Regulatory Assets

     As a result of the application of SFAS No. 71 to the transmission and distribution portion of Duquesne's business, and as certain generation-related costs will be recovered through the CTC collected in connection with the rate-regulated portion of the business, the Company records regulatory assets on its consolidated balance sheet. The regulatory assets represent probable future revenue to the Company because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

     Fixed assets related to the generation portion of the Company's business are evaluated in accordance with SFAS No. 121. Under SFAS No. 121, all but approximately $46 million of the Company's generating fixed assets are impaired. Pursuant to the PUC's final restructuring order, with the exception of certain disallowances, the above-market generation costs also will be recovered through the CTC. Accordingly, these above-market costs have been reclassified on the condensed consolidated balance sheet from "Property, plant and equipment" to "Regulatory assets". (See Note 1.) As a result of the PUC's final restructuring order, the BV Unit 2 lease costs will be recovered through the CTC. The lease has been classified on the condensed consolidated balance sheet as a liability with a corresponding regulatory asset.

     The components of all regulatory assets for the periods presented are as follows:

--------------------------------------------------------------------------------
                                                  June 30,        December 31,
                                                    1998              1997
                                               (Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------
Generation-related transition costs                 $2,156,626          $561,867
Transmission and distribution-related costs            115,666           119,018
--------------------------------------------------------------------------------
 Total Regulatory Assets                            $2,272,292          $680,885
--------------------------------------------------------------------------------


3.   RECEIVABLES

 The components of receivables for the periods indicated are as follows:

                                                            June 30,       June 30,         December 31,
                                                              1998           1997              1997
                                                                   (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------
Electric customer accounts receivable                         $ 87,830           $ 88,314            $ 90,149
Other utility receivables                                       20,907             15,738              23,106
Other receivables                                               44,192             26,324              33,472
Less:  Allowance for uncollectible accounts                    (16,784)           (20,102)            (15,016)
-------------------------------------------------------------------------------------------------------------
 Total Receivables                                            $136,145           $110,274            $131,711
=============================================================================================================

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At June 30, 1998, and June 30 and December 31, 1997, the Company had not sold any receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1999, is one of many sources of funds available to the Company. The Company has not determined, but may attempt to extend the agreement or to replace the facility with a similar arrangement or to eliminate it upon expiration.

4.   COMMITMENTS AND CONTINGENCIES

     The Company currently anticipates divesting itself of its generating assets and related obligations. (See "Order on the Stand-Alone Plan" discussion, Note 2, on page 8.) Certain of those obligations, which currently remain with the Company, are discussed below.

Construction

     The Company estimates that it will spend, excluding the Allowance for Funds Used During Construction and nuclear fuel, approximately $130 million for electric utility construction during 1998. The Company has committed to the construction of six plants to produce E-Fuel(TM), a coal-based synthetic fuel, in 1998. The Company estimates the cost of this construction to be approximately $40 million.

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

     Based on site-specific studies conducted in 1997 for BV Unit 1 and BV Unit 2, and a 1997 update of the 1994 study for Perry Unit 1, the Company's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, is $170 million, $55 million and $90 million, respectively. The amount currently being used to determine the Company's cost of service related to decommissioning all three nuclear units is $224 million. The Company was not permitted to recover any potential shortfall in decommissioning funding as part of either its Merger Plan or its Stand-Alone Plan. (See "Rate Matters," Note 2, on page 7.)

     Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at June 30, 1998, totaled approximately $53.9 million.

     Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion (increasing to $9.9 billion effective August 20). The maximum available private primary insurance of $200 million has been purchased by the Company. Additional protection of $8.7 billion (increasing to $9.7 billion) would be provided by an assessment of up to $79.3 million (increasing to $88.1 million) per incident on each licensed nuclear unit in the United States. The Company's maximum total possible assessment, $59.4 million (increasing to $66.1 million), which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If assessments from the nuclear industry prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the industry.

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

     Beaver Valley Power Station (BVPS). BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has removed approximately 17 percent of its steam generator tubes from service through a process called "plugging." However, BV Unit 1 still has the capability to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called "sleeving." No tubes at either BV Unit 1 or BV Unit 2 have been sleeved to date. BV Unit 2, which was placed in service 11 years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Approximately 2 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem at that unit.

     The Company has undertaken certain measures, such as increased inspections, water chemistry control and tube plugging, to minimize the operational impact of and to reduce susceptibility to ODSCC. Although the Company has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of the BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is currently estimated at $125 million. The Company would be responsible for $59 million of this total, which includes the cost of equipment removal and replacement steam generators but excludes replacement power costs. The earliest that the BV Unit 1 steam generators could be replaced during a currently scheduled refueling outage is the fall of 2001.

     The Company continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages. The next refueling outage for BV Unit 1 is currently scheduled to begin in the spring of 2000; however, the Company may be required to perform an earlier inspection of BV Unit 1's tubes and other equipment during a mid-cycle outage in 1999, in order to comply with Nuclear Regulatory Commission (NRC) requirements to conduct such inspections at BV Unit 1 at least every 20 months. The Company plans to inspect BV Unit 2's tubes during the current forced outage in order to comply with NRC requirements to conduct such inspections at BV Unit 2 at least every 24 months. The next refueling outage for BV Unit 2 is currently scheduled to begin in March 1999. The Company will continue to monitor and evaluate the condition of the BVPS steam generators.

     BV Unit 1 went off-line January 30, 1998, due to an issue identified in a technical review completed by the Company. BV Unit 2 went off-line December 16, 1997, to repair the emergency air supply system to the control room and has remained off-line due to other issues identified by a technical review similar to that performed at BV Unit 1. These technical reviews are in response to a 1997 commitment made by the Company to the NRC. The Company is one of many utilities faced with similar issues, some of which date back to the initial start-up of BVPS. The Company has completed a series of meetings with the NRC to review its action plans. As of the date of this report, BV Unit 1 is in its start-up mode and is expected to be at full power shortly. Although BV
Unit 2 is expected to remain off-line until the action plans have been satisfactorily completed, the Company and the NRC have been discussing proposed plans to return the unit to service during the third quarter of 1998. The foregoing sentences contain forward-looking statements, (within the meaning of the Private Securities Litigation Act of 1995). Actual results may differ materially from those implied due to such risks as unforeseen mechanical difficulties arising in the normal course of starting up the units following the current outages, additional technical specifications issues being identified, or unforeseen difficulties arising as a consequence of the tube inspection at BV Unit 2.

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

     In early 1997, the Company joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997, and affirmed on rehearing May 5, 1998, was not entirely in favor of the DOE or the utilities. The court permitted the DOE to pursue alternative dispute resolution, but prohibited it from using its lack of a spent fuel repository as a defense.

     Uranium Enrichment Obligations. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At each of June 30, 1998 and December 31, 1997, the Company's liability for contributions was approximately $7.2 million (subject to an inflation adjustment). (See "Rate Matters," Note 2, on page 7.)

Fossil Decommissioning

     Based on studies conducted in 1997, the amount for fossil decommissioning is currently estimated to be $130 million for the Company's interest in 17 units at six sites. Each unit is expected to be decommissioned upon the cessation of the unit's final operations. The Company was not permitted to recover these costs as part of either its Merger Plan or its Stand-Alone Plan. (See "Rate Matters", Note 2, on page 7.)

Guarantees

     The Company and the other owners of Bruce Mansfield Power Station (Bruce Mansfield) have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At June 30, 1998, the Company's share of these guarantees was $10.8 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by the Company solely in relation to these obligations are $11.7 million at June 30, 1998.

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

     Duquesne is an electric utility engaged in the generation, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. DE acquires and develops businesses involved in energy services and technologies, energy monitoring and controls, telecommunications, monitored security and electronic commerce. DES is a diversified energy services company offering a wide range of energy solutions for industrial, utility and consumer markets worldwide. DES initiatives include energy facility development and operation, domestic and international independent power production, and the production and supply of innovative fuels. DQEnergy was formed to align DQE with strategic partners to capitalize on opportunities in the energy services industry. These alliances are intended to enhance the utilization and value of DQE's strategic investments and capabilities while establishing DQE as a total energy provider. Montauk is a financial services company that makes long-term investments and provides financing for the Company's other market-driven businesses and their customers.

     As previously reported, in August 1997 the shareholders of the Company and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger, pursuant to which DQE would have become a wholly owned subsidiary of AYE. On May 29, 1998, the Pennsylvania Public Utility Commission (PUC) issued its final order (modified on July 23) approving the proposed merger, subject to certain preconditions and stranded cost calculations. On July 28, the Company announced its decision not to consummate the merger under the circumstances associated with the final order. (See "Restructuring Plans and PUC Proceedings" discussion on page 23.)

The Company's Electric Service Territory

     The Company's utility operations provide electric service to customers in Allegheny County, including the City of Pittsburgh, Beaver County and Westmoreland County. (See "Rate Matters" on page 22.) This represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by the Company's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, the Company's utility operations also sell electricity to other utilities.

Regulation

     The Company is subject to the accounting and reporting requirements of the SEC. In addition, the Company's electric utility operations are subject to regulation by the PUC, including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters. (See "Rate Matters" on page 22.)

     The Company's electric utility operations are also subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1.

     As a result of the PUC's final order regarding the Company's Stand-Alone Plan and Merger Plan under the Customer Choice Act (see "Rate Matters" on page
22), the electricity generation portion of the Company's business no longer meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, application of SFAS No. 71 to this portion of the Company's business has been discontinued and replaced by the application of SFAS No. 101, Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101) as interpreted by EITF 97-4, Deregulation of the Pricing of Electricity--Issues Related to the Application of FASB Statements No. 71 and 101. Under SFAS No. 101, the regulatory assets and liabilities of the generation portion of the Company are determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Pursuant to the PUC's final restructuring order, certain of the Company's generation-related regulatory assets will be recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services. The Company will continue to apply SFAS No. 71 with respect to such assets. Fixed assets related to the generation portion of the Company's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS No. 121). Under SFAS No. 121, all but approximately $46 million of the Company's generating fixed assets are impaired. Pursuant to the PUC's final restructuring order, with the exception of certain disallowances, the above-market generation costs also will be recovered through the CTC. Accordingly, these above-market costs have been reclassified on the condensed consolidated balance sheet from "Property, plant and equipment" to "Regulatory assets". To the extent that the Company is able to recover more than $46 million through the divestiture of its generating plants, any excess recovery will be applied to reduce the costs to be recovered through the CTC. The electricity transmission and distribution portion of the Company's business continues to meet the SFAS No. 71 criteria and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to the Company because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 22.)

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Earnings and Dividends

     On May 29, 1998, the PUC issued an order related to the Company's Merger Plan and Stand-Alone Plan. In June the Company recorded an extraordinary charge (Restructuring Charge) against earnings for the stranded costs not considered by the PUC's order to be recoverable from customers. The Company's future financial condition and its future operating results are substantially dependent upon the effects of competition. (See "Rate Matters" on page 22.)

     Comparison of Three Months Ended June 30, 1998, and June 30, 1997: The Company's earnings (loss) per share in the second quarter of 1998 and the second quarter of 1997 were ($0.54) and $0.61. In the second quarter of 1998 the Company recognized a net loss of ($42.3) million due to the Restructuring Charge recorded in June 1998 for $142.3 million ($82.5 million, net of tax) or a $1.06 reduction to earnings per share. Net income was $46.8 million in the second quarter of 1997, of which approximately $7 million and a $0.09 increase to earnings per share can be attributed to the gain on the sale of Chester Engineers (Chester) in May 1997.

     Comparison of Six Months Ended June 30, 1998, and June 30, 1997: The Company's earnings per share for the six months ended June 30, 1998, and the six months ended June 30, 1997, were $0.04 and $1.19. For the six months ended June 30, 1998, the Company's net income was $2.8 million and for the six months ended June 30, 1997, the Company's net income was $91.9 million. The reduction in net income can also be attributed to the Restructuring Charge and the gain recognized on the sale of Chester in May 1997.

     Excluding the Restructuring Charge and the gain on the sale of Chester, 1998 earnings per share for both the three and six months ended June 30 were the same as for the comparable periods in 1997.

     As a result of the Restructuring Charge in June 1998, Duquesne lost $0.68 per DQE share in the second quarter of 1998 and $0.26 per DQE share in the six months ended June 30, 1998, a decrease from the prior year reported earnings per share of $0.34 in the second quarter of 1997 and $0.80 in the six months ended June 30, 1997. Due to the May 1997 gain on the sale of Chester, the market-based operating activities earnings contribution dropped to $0.14 per share in the second quarter of 1998, down from $0.27 of total earnings per share in the second quarter of 1997. The contribution to earnings per share for the six months ended June 30, 1998, and June 30, 1997 was $0.30 and $0.39, respectively, for the market-based operating activities.

Revenues

     Total operating revenues in the second quarter of 1998 increased $16.8 million or 5.9 percent as compared to the second quarter of 1997. Total operating revenues in the six months ended June 30, 1998, increased $9.2 million or 1.6 percent as compared to the six months ended June 30, 1997.

                                            ------------------------------------------------------------
(Revenues in Millions of Dollars)                         Increase(Decrease) from Prior Year
                                            ------------------------------------------------------------
                                                   Three Months Ended             Six Months Ended
                                                     June 30, 1998                  June 30, 1998
                                            ------------------------------------------------------------
                                                Bundled                        Bundled
                                                  KWH          Revenues          KWH          Revenues
                                            ------------------------------------------------------------
Residential                                         (1.4)%          $ 4.6          (4.8)%          $ 3.6
Commercial                                          (0.2)%            8.9          (3.8)%            8.4
Industrial                                          (4.0)%            1.4           0.1 %            3.2
Less: Provision for Doubtful Accounts                                 0.0                            0.0
--------------------------------------------------------------------------------------------------------
  Sales to Electric Utility Customers               (1.6)%           14.9          (3.0)%           15.2
--------------------------------------------------------------------------------------------------------
Sales to Other Utilities                            (9.2)%            0.7         (19.0)%           (0.9)
Other Revenues                                                        1.2                           (5.1)
--------------------------------------------------------------------------------------------------------
  Total Sales                                       (2.5)%          $16.8          (5.0)%          $ 9.2
========================================================================================================

Sales of Electricity to Customers

     Operating revenues are primarily derived from the Company's sales of electricity. Previously, the PUC authorized rates for electricity sales that were cost-based and were designed to recover the Company's operating expenses and investment in electric utility assets and to provide a return on the investment. On May 29, 1998, the PUC unbundled charges for transmission, distribution, generation and a CTC for customers who are eligible to choose their generation supplier. Transmission and distribution rates are subject to a rate cap through June 2001. Under the PUC's final order regarding the Stand-Alone Plan, Duquesne's CTC will be adjusted to reflect the proceeds from the divestiture of its generating assets. Generation rates are unregulated and will fluctuate based upon competitive factors. For customers who are not yet eligible to choose their generation supplier, fully-bundled, cost-based rates will continue to be charged. Under prior fuel cost recovery provisions, fuel revenues generally equaled fuel expense as the costs were recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR), including the fuel component of purchased power, and did not affect net income. Beginning May 29, 1998, for customers with bundled rates, fuel costs are expensed as incurred and will now have an impact on net income to the extent fuel costs exceed recovery amounts included in Duquesne's previously authorized rates. Beginning May 29, 1998, customer revenues fluctuate as a result of changes in sales volume. (See "Rate Matters" on page 22.)

     Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

     Comparison of Three Months Ended June 30, 1998, and June 30, 1997: In the second quarter of 1998, net customer revenues reflected on the statement of consolidated income increased by $14.9 million to $265.5 million from the second quarter of 1997. The variance can be attributed to an increase in energy costs, prior to the May 29, 1998 restructuring order, partially offset by a 1.6 percent decrease in kilowatt-hour (KWH) sales to bundled electric utility customers. Residential and commercial bundled sales decreased 13,223 KWH or 0.6 percent when comparing the second quarter of 1998 and the second quarter of 1997. Due to the implementation of the pilot program in November 1997, a reduction in bundled electric utility customer sales resulted. Additionally, in response to requirements of the retail customer choice, Duquesne completed a review of its customer categorization during the second quarter of 1998. As a result, approximately 400 customers were moved from the "industrial" to the "commercial" category based upon historical maximum billed demand and Standard Industrial Classification Codes. The change in categorization represents the reason for the fluctuation in industrial sales.

     Comparison of Six Months Ended June 30, 1998, and June 30, 1997: Net customer revenues increased $15.2 million or 3.0 percent in the six months ended June 30, 1998, as compared to the same period in 1997. The variance can be attributed primarily to increased energy costs, prior to the May 29, 1998 restructuring order, partially offset by decreased bundled electric utility customer KWH sales due to the implementation of the pilot program.
Additionally, in response to requirements of the retail customer choice, Duquesne completed a review of its customer categorization during the second quarter of 1998. As a result, approximately 400 customers were moved from the "industrial" to the "commercial" category based upon historical maximum billed demand and Standard Industrial Classification Codes. The change in categorization represents the reason for the decrease in industrial sales that was offset by sales to a new customer, an industrial gas supplier.

Sales to Other Utilities

     Short-term sales to other utilities are regulated by the FERC and are made at market rates. Fluctuations in electricity sales to other utilities are related to the Company's customer energy requirements, the energy market and transmission conditions, and the availability of the Company's generating stations. Future levels of short-term sales to other utilities will be affected by market rates and the Company's divestiture plan.

     Comparison of Three Months Ended June 30, 1998, and June 30, 1997: The Company's electricity sales to other utilities in the second quarter of 1998 were $0.7 million or 10.8 percent greater than in the second quarter of 1997 due to increased power market prices. This increase was offset by lower sales volume due to reduced generating station availability as a result of an increase in outage hours in 1998.

     Comparison of Six Months Ended June 30, 1998, and June 30, 1997: In the six months ended June 30, 1998, the Company's electricity sales to other utilities were $0.9 million or 6.5 percent less than in the six months ended June 30, 1997, due to reduced generating station availability as a result of a
24.8 percent increase in outage hours in 1998. Partially offsetting this decrease were increases due to power market prices in 1998.

Other Operating Revenues

     Other operating revenues include the Company's non-KWH utility revenues and revenues from market-based operating activities.

     Comparison of Three Months Ended June 30, 1998, and June 30, 1997: The other operating revenue increase of $1.2 million or 4.2 percent when comparing the second quarter of 1998 to the second quarter of 1997 was primarily the result of increased AquaSource, Inc. (AquaSource) revenues, and was partially offset by the loss of revenues from the sale of Chester in May 1997. AquaSource was formed by DQEnergy in 1997 to purchase small and mid-sized water companies.

     Comparison of Six Months Ended June 30, 1998, and June 30, 1997: The decrease of $5.1 million or 8.7 percent in other operating revenues in the six months ended June 30, 1998, as compared to 1997 was primarily due to the loss of revenues from the sale of Chester in May 1997, and was partially offset by AquaSource revenues.

Operating Expenses

Fuel and Purchased Power Expense

     Fluctuations in fuel and purchased power expense generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings in April or May of 1998 or the second quarter of 1997. Beginning May 29, 1998, fuel costs for bundled customers are being expensed as incurred and will now have an impact on net income to the extent fuel costs exceed recovery amounts included in Duquesne's previously authorized bundled rates. (See "Rate Matters" on page 22.)

     Comparison of Three Months Ended June 30, 1998, and June 30, 1997: Fuel and purchased power expense increased $21.1 million or 41.7 percent in the second quarter of 1998 as compared to the second quarter of 1997. The increase resulted from higher energy costs of $23.5 million or 48.8 percent due to an unfavorable power supply mix and higher purchased power prices. The increase was partially offset by a $2.4 million decrease in energy volume supplied primarily due to lower sales from the pilot program. Reduced availability of generating stations due to an increase in outage hours forced the Company to purchase power and generate power from the higher fuel cost fossil stations. (See "Beaver Valley Power Station" on page 25.)

     Comparison of Six Months Ended June 30, 1998, and June 30, 1997: The $28.9 million or 28.3 percent increase in fuel and purchased power expense for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, was the result of increased energy costs of $35.3 million or 36.9 percent due to an unfavorable power supply mix and higher purchased power prices. Energy volume supplied resulted in a $6.4 million reduction in fuel and purchased power expenses primarily due to lower sales from the pilot program. Reduced availability of generating stations due to a 24.8 percent increase in outage hours forced the Company to purchase power and generate power from the higher fuel cost fossil stations. (See "Beaver Valley Power Station" on page 25.)

     BV Unit 1 and BV Unit 2 have continued to be off-line into the third quarter. These outages, combined with various fossil station outages, have caused the Company to continue to purchase larger than normal quantities of electricity. Additionally, the market price for purchased power continues to be higher than traditional levels. As a result of these higher costs and the discontinuance of the ECR, fuel costs are expected to have a negative impact on third quarter earnings. This impact has been partially mitigated by the fact that during the second quarter of 1998 the Company entered into fixed-price firm replacement power contracts.

Other Operating Expense

     Comparison of Three Months Ended June 30, 1998, and June 30, 1997: Other operating expenses decreased $5.6 million or 7.3 percent in the second quarter of 1998 as compared to the second quarter of 1997. As a result of the PUC's final restructuring order, the BV Unit 2 lease costs will be recovered through the CTC. The lease has been classified on the condensed consolidated balance sheet as a liability with a corresponding regulatory asset. Due to this recharacterization, certain BV Unit 2 lease costs are reflected as amortization expense, resulting in reduced levels of other operating expenses. The growth of market-driven start-up and developmental activities increased expenses by approximately $6 million.

     Comparison of Six Months Ended June 30, 1998, and June 30, 1997: Other operating expenses decreased $10.0 million or 6.3 percent when comparing the six months ended June 30, 1998, to the same period for 1997. As a result of the PUC's final restructuring order, the BV Unit 2 lease costs will be recovered through the CTC. The lease has been classified on the condensed consolidated balance sheet as a liability with a corresponding regulatory asset. Due to this recharacterization, certain BV Unit 2 lease costs are reflected as amortization expense, resulting in reduced levels of other operating expenses. The growth of market-driven start-up and development activities increased expenses by approximately $10 million. Reduced operating costs of $7.8 million can be attributed to the May 1997 sale of Chester.

Maintenance Expense

     Comparison of Three Months Ended June 30, 1998, and June 30, 1997:
Maintenance expense decreased $6.9 million or 30.5 percent when comparing the second quarter of 1998 to the same period in 1997. The decrease is primarily attributable to the timing of the Cheswick Power Station (Cheswick) maintenance outage costs. Additionally, Elrama Power Station (Elrama) costs for scrubber outages in 1997 were approximately $1.0 million. Partially offsetting the 1998 decreases were higher costs for tree trimming and storm-related maintenance of overhead lines of $1.5 million.

     Comparison of Six Months Ended June 30, 1998, and June 30, 1997:
Maintenance expense decreased $4.3 million or 10.8 percent when comparing the six months ended June 30, 1998, to the same period in 1997. The decrease is primarily attributable to the timing of the Cheswick maintenance outage costs and reduced nuclear station outage cost amortization in 1998. Partially offsetting the 1998 decreases were higher costs for tree trimming and storm-related maintenance of overhead lines of $3.3 million. Additionally Elrama had higher costs in 1997 due to scrubber outages for approximately $1.0 million.

Other Income

     Comparison of Three Months Ended June 30, 1998, and June 30, 1997:
Comparing the second quarter of 1998 and the second quarter of 1997, a decrease of $14.3 million in other income was primarily the result of the sale of Chester in May 1997. A gain of approximately $13 million ($7 million net of tax) net of costs of the sale and reserves for contingencies was realized on the sale in the second quarter of 1997. The remaining decrease was the result of additional interest income recognized in 1997 from a higher level of short-term investments, partially offset by increased income from long-term investments made during the fourth quarter of 1997.

     Comparison of Six Months Ended June 30, 1998, and June 30, 1997: The decrease of $1.4 million or 2.3 percent in other income, when comparing the six months ended June 30, 1998, and the six months ended June 30, 1997, was the result of the sale of Chester in May 1997 and additional interest income recognized in 1997 from a higher level of short-term investments, partially offset by additional income recognized from long-term investments made in late 1997.

Interest and Other Charges

     Comparison of Three Months Ended June 30, 1998, and June 30, 1997:
Interest and other charges decreased $1.7 million or 5.9 percent during the second quarter of 1998 as compared to the second quarter of 1997. The decrease was primarily the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $100 million of long-term debt subsequent to the second quarter of 1997.

     Comparison of Six Months Ended June 30, 1998, and June 30, 1997: The decrease in interest and other charges in the six months ended June 30, 1998, as compared to the same period in 1997 was $2.8 million or 4.8 percent. The decrease was primarily the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $100 million of long-term debt subsequent to the six months ended June 1997.

Income Taxes

     Income taxes were higher in 1998 as compared to 1997 for both the three and six months ended June 30 by $3.3 million and $2.2 million, respectively. The variances were the result of higher pre-tax income in 1998.

Restructuring Charge

     On May 29, 1998, the PUC issued its final order related to the Company's Merger Plan and Stand-Alone Plan. In June the Company recorded the Restructuring Charge against earnings for the stranded costs not considered by the PUC's Order to be recoverable from customers. The Restructuring Charge included Phillips Power Station, Brunot Island Power Station (BI), deferred caretaker costs related to the two stations and deferred coal costs for a total of $142.3 million ($82.5 million net of tax).

Liquidity and Capital Resources
--------------------------------------------------------------------------------
Financing

     The Company expects to meet its current obligations and debt maturities through the year 2002 with funds generated from operations and through new financings. At June 30, 1998, the Company was in compliance with all of its debt covenants.

     During 1998, $70 million of mortgage bonds matured and were retired and $100 million of 8.75 percent mortgage bonds due in May 2022 were redeemed. The retirement and redemption were financed using available cash, the proceeds of the $40 million of 6.45 percent mortgage bonds due in February 2008 and the proceeds of the $100 million of 7 3/8 percent mortgage bonds due in April 2038 issued by Duquesne. Mortgage bonds in the amount of $5 million will mature in November 1998. The Company expects to retire these bonds with available cash or to refinance the bonds. (See "Rate Matters" on page 22.)

     As of June 30, 1998, 224,838 shares of Preferred Stock, Series A (Convertible) (DQE Preferred Stock) had been issued and were outstanding. An additional 15,200 shares of DQE Preferred Stock were issued in July 1998.

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. During the second quarter, the $50 million accounts receivable sale arrangement was extended through June 1999. The Company may attempt to extend the agreement, or replace it with a similar facility, or eliminate the agreement, upon expiration.

     The Company maintains a $150 million revolving credit facility which expires in October 1998. The Company also maintains a $125 million revolving credit facility which, during the second quarter, was extended to June 1999. No borrowings were outstanding under either facility at June 30, 1998. With respect to each of these revolving credit facilities, interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. Each revolving credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. The Company also maintains an aggregate of $150 million in bank term loans outstanding at June 30, 1998.

Investing
--------------------------------------------------------------------------------

     The Company has made long-term investments in the following areas: leases; affordable housing; gas reserves; energy solutions; and water companies. Investing activities during the first six months of 1998 included approximately $10 million in natural gas reserve partnerships and the remaining $10 million in other investments. During the first six months of 1997, the Company invested approximately $168 million in lease investments, $11 million in affordable housing investments, $3 million in natural gas reserve partnerships and the remaining $14 million in other investments.

     In the first six months of 1998, the Company issued 209,358 shares of DQE Preferred Stock, as part of an investment of approximately $55 million in water companies. An additional 15,200 shares of DQE Preferred stock were issued in July 1998, as part of an investment of approximately $2 million in water companies.

     In the first six months of 1998, the Company increased to approximately $40 million its commitment for investment in the construction of plants to produce E-Fuel(TM), a coal-based synthetic fuel.

     In the second quarter of 1998, the Company acquired an interest in BroadPoint Communications, Inc. BroadPoint Communications has introduced a new long-distance telephone service (the FreeWay(TM) Service) in which customers earn free long-distance service in exchange for listening to short, targeted audio advertisements. In July, the Company increased its investment to an aggregate of approximately $3 million.

     In July 1998, the Company invested $25 million to acquire a 50 percent interest in, and to finance the future growth of, Control Solutions LLC, a commercial and industrial HVAC service and energy controls company.

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

Customer Choice Pilots

     The pilot period gives utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. The 28,000 customers participating in the Company's pilot may choose unbundled service, with their electricity provided by an alternative generation supplier, and will be subject to unbundled distribution and CTC charges approved by the PUC and unbundled transmission charges pursuant to the Company's FERC-approved tariff. Although the pilot program was implemented, pursuant to the PUC's order, on November 3, 1997, the Company earlier appealed the determination of the market price of generation set forth in the PUC's order to the Commonwealth Court of Pennsylvania. Argument has not yet been scheduled.

Financial Impact of Pilot Program Order

     During the first six months of 1998, the net financial impact of the Company's customers' choosing alternative generation suppliers was a reduction of operating revenues of approximately $12 million. It is anticipated that the level during the remainder of the year should be consistent with that level. The net income impact has been a reduction of $6 million for the first six months of 1998.

Phase-In to Competition

     As required by the PUC in its restructuring orders (see "Restructuring Plans and PUC Proceedings" discussion below), the phase-in to competition begins in January 1999, when 66 percent of customers will have customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of the date of this report, approximately 41 percent of the Company's customers had elected to participate in the customer choice program beginning in January 1999. As they are phased-in, customers that have chosen an electricity generation supplier other than the Company will pay that supplier for generation charges, and will pay the Company a CTC (discussed below) and unbundled charges for transmission and distribution. Customers that continue to buy their generation from the Company will pay for their service at current regulated tariff rates divided into unbundled generation, transmission and distribution charges. Under the Customer Choice Act, an electric distribution company, such as Duquesne, is to remain a regulated utility and may only offer PUC-approved, tariffed rates, including unbundled generation rates (capped at current levels, so long as a CTC is being collected). Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the same manner as under current regulation.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997 will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of bundled rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plans and PUC Proceedings

     On August 1, 1997, Duquesne filed its stand-alone restructuring plan (Stand-Alone Plan) in the event the merger of DQE and AYE is not consummated, and DQE and AYE filed their application to merge and restructuring plan (Merger
Plan). A more detailed discussion of each of these plans is set forth in the Annual Reports on Form 10-K for the Year Ended December 31, 1997, of Duquesne and DQE. On May 29, 1998, the PUC issued final orders on the Stand-Alone Plan and Merger Plan. On June 18, Duquesne submitted its compliance filing, which would implement the PUC's final order regarding the Stand-Alone Plan or the Merger Plan, as the case may be. The compliance filing also included Duquesne's request that the PUC recalculate the CTC and shopping credit determination set forth in the final orders; Duquesne estimates that, correcting for computational errors, the 1999 average CTC should be 2.73 cents per kilowatt-hour (KWH) (resulting in a shopping credit of 3.49 cents per KWH). Duquesne, DQE and AYE also petitioned the PUC to reconsider its final restructuring orders. The PUC denied Duquesne's petition to reconsider its Stand-Alone Plan final order, and recommended that any reconsideration could be better addressed in Duquesne's compliance filing. The PUC accepted DQE's and AYE's petition to reconsider the Merger Plan final order. The orders and reconsideration are discussed below.

     Order on the Stand-Alone Plan. With respect to stranded cost recovery, the PUC's final order on the Stand-Alone Plan approves Duquesne's proposal to auction its generating assets and use the proceeds to offset stranded costs. The remaining balance of such costs (with certain exceptions described below) will be recovered from ratepayers through a CTC, collectible through 2005. As required, Duquesne will submit a divestiture plan to the PUC by August 27, 1998. Duquesne has been ordered to use an interim system average CTC set at 2.9 cents per KWH (resulting in a shopping credit of 3.75 cents per KWH), the rate approved in its pilot program. The final CTC determined by the auction will remain constant over the recovery period. The PUC's order approves the auction only in the context of the Stand-Alone Plan, not the Merger Plan.

     By conducting the auction, Duquesne expects to recover (through the auction proceeds or the final CTC) or avoid the incurrence of all its stranded generation costs, with the exception being a $65 million disallowance (net present value, after tax) related to Duquesne's cold reserved units at the Phillips Power Station and Brunot Island Power Station. The PUC's final order also approves recovery of $339 million of the $357 million in regulatory assets claimed by Duquesne. The disallowed regulatory assets relate primarily to deferred coal costs under previously applied coal caps and deferred caretaker costs associated with the cold reserved units.

     At June 30, 1998, Duquesne recorded a charge to its earnings of $142.3 million ($82.5 million net of taxes) to reflect the disallowance associated with the investments in cold reserved units and the disallowance of a portion of the regulatory asset claim.

     Order on the Merger Plan. The PUC's final order on the merger (as modified during the reconsideration process) would allow the transaction to be consummated but requires the parties, prior to closing, to agree to certain conditions. The conditions relate to the mitigation of market power, including membership in an independent system operator (ISO), an entity that would operate the transmission facilities of Duquesne, AYE and other utilities in the region. The PUC's final order would allow DQE and AYE to maintain their current membership in the Midwest ISO, but the PUC held that the Midwest ISO must be "fully functional" and it must satisfy seven criteria specified by the PUC no later than June 30, 2000. In the meantime, the merged company would be required to relinquish control of 570 megawatts of output from Duquesne's Cheswick Power Station (Cheswick). Divestiture of a further 2,500 megawatts would be required if, based on a PUC evaluation in January 2000, the merged company continued to fail certain market power tests and the Midwest ISO had not progressed sufficiently toward a structure that fully mitigates market power. The PUC would determine what generation assets would be divested and who would be eligible to bid for them. DQE objects to the PUC's having authority over all aspects of the divestiture, particularly the lack of any provision to adjust stranded costs following the divestiture. In addition, the Midwest ISO, as presently constituted and as proposed to the FERC, does not meet the seven criteria specified by the PUC.

     The PUC's final order regarding the Merger Plan also addressed the recovery of stranded costs by Duquesne and AYE's wholly owned utility subsidiary West Penn Power Company (West Penn) in the event the merger is consummated. The order sets stranded costs at approximately $1.3 billion, using an administrative forecast of generation market values and costs. Applied to Duquesne, and compared to the Stand-Alone Plan, this methodology results in the disallowance of an additional $370 million in stranded costs (net present value, pre-tax). The PUC's final order also reduces Duquesne's recoverable stranded costs by $152 million for estimated generation-related merger synergies and reduces distribution rates beginning January 1, 2000, by $15 million annually to reflect estimated distribution-related merger synergies. The PUC's final order permits transition cost recovery through 2005 pursuant to a CTC initially set at an average of 2.58 cents per KWH for 1999 (resulting in a shopping credit, or reduction from previously bundled rates, of 4.00 cents per KWH).

     With respect to West Penn, the PUC's final order disallows recovery of approximately $1 billion of West Penn's stranded cost claim (net present value, pre-tax). Of the disallowed amount, approximately $830 million relates to the impact of the administrative determination of generation market value and costs. The other disallowances relate to regulatory assets, non-utility generation and other transition costs. In addition, the PUC's final order reduces West Penn's recoverable stranded costs by $71 million for generation-related merger synergies and reduces distribution rates beginning January 1, 2000, by $9 million for distribution-related merger synergies.

     DQE Announcement. On July 29, 1998, DQE's Board of Directors concluded that it could not consummate the merger under the circumstances described above. On that same date, DQE informed AYE of this conclusion. More information regarding this decision is set forth in the Company's Current Report on Form 8-K dated July 28, 1998.

     On July 30, AYE informed DQE that it does not believe DQE has the right to terminate the merger agreement under these circumstances, and that AYE will continue to work toward consummation of the merger. AYE also stated it will pursue all remedies available to protect the legal and financial interests of AYE and its shareholders. With respect to the PUC's disallowance of approximately $1 billion of stranded costs, AYE has filed an appeal in state court and a complaint in federal court, challenging the order. In addition, a settlement conference is scheduled for August 14 between AYE and the PUC regarding the West Penn final order. Because various issues in West Penn's restructuring order are related to Duquesne's Merger Plan (particularly with respect to the recovery of stranded costs), and could impact DQE and its shareholders, Duquesne plans to participate in the conference.

Beaver Valley Power Station (BVPS)

     BV Unit 1 went off-line January 30, 1998, due to an issue identified in a technical review completed by the Company. BV Unit 2 went off-line December 16, 1997, to repair the emergency air supply system to the control room and has remained off-line due to other issues identified by a technical review similar to that performed at BV Unit 1. These technical reviews are in response to a 1997 commitment made by the Company to the NRC. The Company is one of many utilities faced with similar issues, some of which date back to the initial start-up of BVPS. The Company has completed a series of meetings with the NRC to review its action plans. As of the date of this report, BV Unit 1 is in its start-up mode and is expected to be at full power shortly. Although BV Unit 2 is expected to remain off-line until the action plans have been satisfactorily completed, the Company and the NRC have been discussing proposed plans to return the unit to service during the third quarter of 1998. The foregoing sentences contain forward-looking statements (within the meaning of the Private Securities Litigation Act of 1995). Actual results may differ materially from those implied due to such risks as unforeseen mechanical difficulties arising in the normal course of starting up the units following the current outages, additional technical specifications issues being identified, or unforeseen difficulties arising as a consequence of the tube inspection at BV Unit 2.

     BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. The units still have the capability to operate at 100 percent reactor power, although approximately 17 percent of BV Unit 1 and 2 percent of BV Unit 2 steam generator tubes have been removed from service. Material acceleration in the rate of ODSCC could lead to a loss in plant efficiency and significant repairs or replacement of BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is estimated at $125 million, $59 million of which would be the Company's responsibility. The earliest that the BV Unit 1 steam generators could be replaced during a currently scheduled refueling outage is the fall of 2001.

Year 2000

     Many existing computer programs and embedded microprocessors use only two digits to identify a year (for example, "98" is used to represent "1998"). Such programs read "00" as the year 1900, and thus may not recognize dates beginning with the year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered. Such failures could cause disruptions in normal business operations such as, among other things, communicating with customers and vendors, calculating and processing bills and payments, reading meters, managing and operating generating stations, operating substations and distribution circuits, and maintaining internal financial and accounting systems.

     In 1994, the Company began reviewing its critical information systems that impact operations and financial reporting in order to develop a strategy to address required computer software and system changes and upgrades. The Company has since assembled a Year 2000 team, comprised of management representatives from all functional areas of the Company, which continues to explore the exposure to Year 2000-related problems in computer software and devices and equipment containing embedded microprocessors that may not correctly identify the year, as well as potential problems that may originate with third parties outside the Company's control. In general, the Company's overall strategy to address the Year 2000 issue is comprised of four components, which may overlap and be conducted simultaneously: inventory, assessment, remediation and testing and implementation. Inventory consists of identifying the various systems, components, equipment and third parties used in the Company's operations which may be faced with Year 2000 issues. The Company has been performing the inventory since the plan's inception, and expects to complete this portion during the fourth quarter of 1998. Assessment consists of evaluating the inventoried items for Year 2000 compliance by, among other things, contacting vendors (the Company has already submitted questionnaires to its vendors), inspecting software code and data, and testing high priority items. Assessment is expected to be complete during the fourth quarter of 1998. During remediation, the Company will apply the solution selected for an item (e.g., whether to replace a product, employ a software upgrade, or revise existing software code). The Company expects to complete remediation during the first quarter of 1999. Testing and implementation will consist of placing the renovated processes, systems, equipment and other items into use within the Company's operations. The Company expects this portion to take place during the first two quarters of 1999.

     The Company currently believes that implementation of its plan will minimize the Year 2000 issues relating to its systems and equipment. Duquesne has not yet identified the need for contingency plans in the event any part of its overall strategy should fail adequately to address the Year 2000 problem. However, Duquesne believes that the methodology and timetables incorporated into its strategy will ensure that should contingency plans become necessary, they will be developed on a timely basis. Through Duquesne, the Company has retained a Year 2000 consultant to assist the Year 2000 team in the planning, organization and management of its efforts. The Company also participates in the Electric Power Research Institutes project to share information about technical issues regarding the Year 2000 problem with other entities in the electric utility industry.

     The costs to date of the Company's plan, primarily incurred as a result of software and system changes and upgrades by Duquesne, have been approximately $35 million, of which approximately $31 million will be capitalized since those costs are attributable to the purchase of new software for total system replacements (i.e., the Year 2000 solution comprises only a portion of the benefit resulting from such replacements). Given the fact that the various aspects of the Company's strategy, as noted above, are currently in progress, the Company cannot estimate the exact extent of any outstanding Year 2000 systems and equipment issues or the ultimate costs to the Company in correcting any possible related outstanding matters. Until the Company's assessment is completed, it cannot determine whether Year 2000 issues and related costs will be material to the Company's operations, financial condition and results of operations.

     The foregoing paragraphs contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the timetable and effectiveness of the Company's Year 2000 strategy. Actual results could materially differ from those implied by such statements due to known and unknown risks and uncertainties. Such risks and uncertainties include, but are not limited to, the possibility that changes and upgrades are not timely completed, that corrections to the systems of other companies on which the Company's systems rely may not be timely completed, and that such changes and upgrades may be incompatible with the Company's systems; the availability and cost of trained personnel; and the ability to locate and correct all relevant computer code and microprocessors. There can be no guarantee that such risks would not have a material adverse impact on the Company. The costs associated with this potential impact are speculative and not currently quantifiable.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Funding for nuclear decommissioning costs is deposited by the Company in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at June 30, 1998 totaled approximately $53.9 million. The amount funded into the trusts is based on estimated returns which, if not achieved as projected, could require additional unanticipated funding requirements.

                        ______________________________

Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve a number of risks and uncertainties, and actual results may differ materially. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may affect the Company's operations, markets, products, services and prices. Such factors include, among others, the following: the Company's decision not to consummate the merger with AYE under the current circumstances; Duquesne's upcoming plan to auction its generating assets; general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; pending regulatory decisions regarding industry restructuring in Pennsylvania; the loss of any significant customers; and changes in business strategy or development plans.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Eastlake Unit 5

     In September 1995, the Company commenced arbitration against Cleveland Electric Illuminating Company (CEI), seeking damages, termination of the Operating Agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake, and the concealment by CEI of material information. In October 1995, CEI commenced an action against the Company in the Court of Common Pleas, Lake County, Ohio seeking to enjoin the Company from taking any action to effect a partition on the basis of a waiver of partition covenant contained in the deed to the land underlying Eastlake. CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of Eastlake. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where trial is currently scheduled to begin February 1, 1999.

Proposed Merger

     In September 1997, the City of Pittsburgh filed a federal antitrust suit seeking to prevent the merger and asking for monetary damages. Although the United States District Court for the District of Western Pennsylvania dismissed the suit in January 1998, the City filed an appeal, which was dismissed by the U.S. Court of Appeals for the Third Circuit on June 12, 1998. The City petitioned for a rehearing, but on July 8 entered into a settlement agreement with AYE, pursuant to which the City has dropped its suit and withdrawn its objections to the proposed merger.

Item 5.  Other Information

     DQE previously reported that its 1998 Annual Meeting of Stockholders was tentatively scheduled to occur in October. DQE has now scheduled its 1998 Annual Meeting of Stockholders to be held on Tuesday, November 24, at 11:00 a.m. The record date for holders of both DQE Common Stock and DQE Preferred Stock, Series A (Convertible) is September 23, 1998. Stockholder proposals to be included in DQE's proxy materials for the meeting must be received by August 21. Notice of stockholder proposals that will be solicited independently also must be received by that date. Such proposals and notices should be in writing and directed to the Corporate Secretary of DQE, Box 68, Pittsburgh, PA 15230-0068.

Item 6.  Exhibits and Reports on Form 8-K
a.   Exhibits:
     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                    Preferred and Preference Stock Dividend Requirements.
     EXHIBIT 27.1 - Financial Data Schedule

b. A Current Report on Form 8-K was filed June 12, 1998, to report the PUC's final orders regarding the proposed merger and the restructuring plans. No financial statements were filed with this report.

     A Current Report on Form 8-K was filed July 29, 1998, to report a letter from David D. Marshall to Alan J. Noia, and included the DQE Earnings Release for the quarter ended June 30, 1998.

                         _____________________________

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    DQE, Inc.
                                         ------------------------------
                                                  (Registrant)



Date        August 14, 1998                    /s/ Gary L. Schwass
            ---------------              ------------------------------
                                                   (Signature)
                                                 Gary L. Schwass
                                            Executive Vice President
                                           and Chief Financial Officer



Date        August 14, 1998                   /s/ Morgan K. O'Brien
            ---------------              ------------------------------
                                                   (Signature)
                                                Morgan K. O'Brien
                                          Vice President and Controller
                                         (Principal Accounting Officer)