Form 10-Q
period 1998-09-30
DQE INC
filed 1998-11-16
CIK 846930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended   September 30, 1998
                                    ----------------------

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

DQE Common Stock, no par value -- 77,748,689 shares outstanding as of September 30, 1998 AND October 31, 1998.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      DQE
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                     (Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                         Three Months Ended                          Nine Months Ended
                                                            September 30,                              September 30,
                                                  ---------------------------------          ----------------------------------
                                                       1998               1997                    1998                1997
                                                  --------------     --------------          --------------       -------------
Operating Revenues
  Sales of Electricity                             $    310,596       $    311,966            $    854,411        $    841,526
  Other                                                  34,424             19,998                  87,394              79,122
                                                   ------------       ------------            ------------        ------------
    Total Operating Revenues                            345,020            331,964                 941,805             920,648
                                                   ------------       ------------            ------------        ------------

Operating Expenses
  Fuel and purchased power                               85,335             63,031                 216,443             165,201
  Other operating                                        89,883             67,527                 238,401             227,140
  Maintenance                                            23,321             21,229                  59,273              61,529
  Depreciation and amortization                          42,144             61,397                 156,978             175,117
  Taxes other than income taxes                          21,095             21,571                  60,702              62,004
                                                   ------------       ------------            ------------        ------------
    Total Operating Expenses                            261,778            234,755                 731,797             690,991
                                                   ------------       ------------            ------------        ------------
OPERATING INCOME                                         83,242             97,209                 210,008             229,657
                                                   ------------       ------------            ------------        ------------
Other Income                                             27,073             23,828                  86,620              84,780
                                                   ------------       ------------            ------------        ------------
Interest and Other Charges                               27,609             29,210                  82,540              86,919
                                                   ------------       ------------            ------------        ------------
INCOME Before Income Taxes And
  Extraordinary Item                                     82,706             91,827                 214,088             227,518
                                                   ------------       ------------            ------------        ------------
Income Taxes                                             20,637             33,162                  66,685              76,978
                                                   ------------       ------------            ------------        ------------
INCOME Before Extraordinary Item                         62,069             58,665                 147,403             150,540
Extraordinary Item (Net of Tax)                              --                 --                 (82,548)                 --
                                                   ------------       ------------            ------------        ------------
NET INCOME After Extraordinary Item                $     62,069       $     58,665            $     64,855        $    150,540
                                                   ============       ============            ============        ============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                     77,743             77,605                  77,716              77,430
                                                   ============       ============            ============        ============
BASIC EARNINGS (LOSS) PER
  SHARE OF COMMON STOCK:

        Before Extraordinary Item                  $       0.80       $       0.75            $       1.90        $       1.94
                                                   ============       ============            ============        ============
        Extraordinary Item                         $         --       $         --            $      (1.06)       $         --
                                                   ============       ============            ============        ============
        After Extraordinary Item                   $       0.80       $       0.75            $       0.84        $       1.94
                                                   ============       ============            ============        ============
DILUTED EARNINGS (LOSS) PER
 SHARE OF COMMON STOCK:

        Before Extraordinary Item                  $       0.78       $       0.74            $       1.85        $       1.91
                                                   ============       ============            ============        ============
        Extraordinary Item                         $         --       $         --            $      (1.06)       $         --
                                                   ============       ============            ============        ============
        After Extraordinary Item                   $       0.78       $       0.74            $       0.79        $       1.91
                                                   ============       ============            ============        ============
DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK                            $       0.36       $       0.34            $       1.08        $       1.02
                                                   ============       ============            ============        ============

See notes to condensed consolidated financial statements.

                                      DQE
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                           September 30,            December 31,
ASSETS                                                                         1998                     1997
                                                                        ------------------       -----------------
Current assets:
  Cash and temporary cash investments                                       $   237,441              $   356,412
  Receivables                                                                   166,359                  131,711
  Other current assets, principally materials and supplies                       89,478                   81,233
                                                                           -------------            -------------
      Total current assets                                                      493,278                  569,356
                                                                           -------------            -------------
Long-term investments                                                           755,400                  722,786
                                                                           -------------            -------------
Property, plant and equipment                                                 4,705,052                4,625,128
Less:  Accumulated depreciation and amortization                             (3,276,314)              (1,962,794)
                                                                           -------------            -------------
      Property, plant and equipment - net                                     1,428,738                2,662,334
                                                                           -------------            -------------
Other non-current assets:
  Generation-related assets                                                   2,175,616                  561,867
  Transmission and Distribution-related assets                                  111,995                  119,018
  Other deferred debits                                                          90,569                   59,041
                                                                           -------------            -------------
      Total other non-current assets                                          2,378,180                  739,926
                                                                           -------------            -------------
          TOTAL ASSETS                                                      $ 5,055,596              $ 4,694,402
                                                                           =============            =============
LIABILITIES AND CAPITALIZATION
Current liabilities                                                         $   256,711              $   281,966
                                                                           -------------            -------------
Deferred income taxes - net                                                     677,048                  693,215
                                                                           -------------            -------------
Deferred income                                                                 157,394                  225,107
                                                                           -------------            -------------
Beaver Valley lease liability                                                   487,565                       --
                                                                           -------------            -------------
Other non-current liabilities                                                   377,614                  390,789
                                                                           -------------            -------------
Commitments and contingencies (Note 4)
Capitalization:
  Long-term debt                                                              1,366,440                1,376,121
                                                                           -------------            -------------
  Preferred and preference stock of subsidiaries                                228,118                  226,503
                                                                           -------------            -------------
  Preferred stock                                                                26,604                    1,548
                                                                           -------------            -------------
  Common shareholders' equity:
    Common stock - no par value (authorized - 187,500,000 shares;
         Issued - 109,679,154 shares)                                           998,170                1,001,225
    Retained earnings                                                           850,675                  869,749
    Less treasury stock (at cost) (31,930,465 and 31,998,723
      Shares, respectively)                                                    (370,743)                (371,821)
                                                                           -------------            -------------
      Total common shareholders' equity                                       1,478,102                1,499,153
                                                                           -------------            -------------
          Total capitalization                                                3,099,264                3,103,325
                                                                           -------------            -------------
          TOTAL LIABILITIES AND CAPITALIZATION                              $ 5,055,596              $ 4,694,402
                                                                           =============            =============

See notes to condensed consolidated financial statements.

                                      DQE
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30
                                                                           ---------------------------------------
                                                                               1998                      1997
                                                                           -------------             -------------
Cash Flows From Operating Activities
  Operations                                                                $   364,610               $   329,281
  Changes in working capital other than cash                                   (119,450)                  (32,665)
  Increase in ECR                                                               (19,219)                  (13,866)
  Other                                                                          17,519                     2,791
                                                                           -------------             -------------
    Net Cash Provided By Operating Activities                                   243,460                   285,541
                                                                           -------------             -------------

Cash Flows From Investing Activities
  Capital expenditures                                                         (118,955)                  (67,875)
  Long-term investments                                                         (50,862)                 (203,882)
  Acquisition of water companies                                                (40,961)                       --
  Acquisition of interest in Control Solutions                                  (21,954)                       --
  Proceeds from the sale of property                                              1,063                     7,723
  Proceeds from the sale of equity securities                                        --                    42,895
  Other                                                                          (6,786)                    1,154
                                                                           -------------             -------------
    Net Cash Used in Investing Activities                                      (238,455)                 (219,985)
                                                                           -------------             -------------
Cash Flows From Financing Activities
  Dividends on common stock                                                     (83,929)                  (78,996)
  Reductions of long term obligations - net                                     (36,732)                  (16,310)
  Increase in notes payable                                                       4,375                    10,000
  Other                                                                          (7,690)                    7,084
                                                                           -------------             -------------
    Net Cash Used in Financing Activities                                      (123,976)                  (78,222)
                                                                           -------------             -------------
Net decrease in cash and temporary cash investments                            (118,971)                  (12,666)
Cash and temporary cash investments at beginning of period                      356,412                   410,978
                                                                           -------------             -------------
Cash and temporary cash investments at end of period                        $   237,441               $   398,312
                                                                           =============             =============
Non-Cash Investing and Financing Activities
Preferred stock issued in conjunction with long-term investments            $    25,056               $        --
                                                                           =============             =============
Capital lease obligations recorded                                          $     5,011               $    17,004
                                                                           =============             =============
Equity funding obligations recorded                                         $        --               $    11,897
                                                                           =============             =============
Equity funding obligations canceled                                         $        --               $     9,107
                                                                           =============             =============

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

1.   CONSOLIDATION, RECLASSIFICATIONS AND ACCOUNTING POLICIES

     DQE, Inc. (DQE) is an energy services holding company. Its subsidiaries are Duquesne Light Company (Duquesne); AquaSource, Inc. (AquaSource); DQE Energy Services, Inc. (DES); DQEnergy Partners, Inc. (DQEnergy); Duquesne Enterprises, Inc. (DE); and Montauk, Inc. (Montauk). DQE and its subsidiaries are collectively referred to as "the Company."

     Duquesne is an electric utility engaged in the generation, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. AquaSource is a water resource management company that acquires, develops and manages water and wastewater utilities. DES is a diversified energy services company offering a wide range of energy solutions. DES initiatives include energy facility development and operation, domestic and international independent power production, and the production and supply of innovative fuels. DQEnergy intends to align DQE with strategic partners capitalizing on opportunities in the areas of energy and communications systems. These alliances are intended to enhance value while utilizing DQE's strategic investments and exploiting DQE's core expertise. DE is building businesses in the energy services and technologies and the electronic commerce industries, and in communications. Montauk is a financial services company that makes long-term investments and provides financing for the Company's expanded business lines and related customers.

     As previously reported, in August 1997 the shareholders of the Company and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger, pursuant to which DQE would have become a wholly owned subsidiary of AYE. However, on October 5, 1998, the Company unilaterally terminated the merger agreement, and AYE filed suit in the United States District Court for the Western District of Pennsylvania requesting enforcement of the merger agreement, or in the alternative money damages for the termination. (See "Status of AYE Merger" discussion, Note 2, page 10.)

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

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

     As a result of the PUC's final order regarding the Company's Stand-Alone Plan and Merger Plan under the Customer Choice Act (see "Rate Matters", Note 2, on page 7), the electricity generation portion of the Company's business no longer meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, application of SFAS No. 71 to this portion of the Company's business has been discontinued and replaced by the application of SFAS No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101) as interpreted by EITF 97-4, Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71 and 101. Under SFAS No. 101, the regulatory assets and liabilities of the generation portion of the Company are determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Pursuant to the PUC's final restructuring order, certain of the Company's generation-related regulatory assets will be recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services. The Company will continue to apply SFAS No. 71 with respect to such assets. Fixed assets related to the generation portion of the Company's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS No. 121). Applying SFAS No. 121 to the non-regulated generating assets, it has been determined that the Company's generating assets are impaired. However, pursuant to the PUC's final restructuring order, the Company will recover its above-market investment in generation assets through the CTC. Under the Company's plan to auction its generating assets, the market value utilized by the PUC in determining the value of the generating assets will be the net after-tax proceeds received from the auction of its generating assets. Accordingly, the amount of book value authorized to be recovered by the PUC has been reclassified on the condensed consolidated balance sheet from "Property, plant and equipment" to "Other non-current generation-related assets" until the auction has been completed and all approvals for the final CTC accounting have been granted. The electricity transmission and distribution portion of the Company's business continues to meet the SFAS No. 71 criteria and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. (See "Rate Matters", Note 2, on page 7.)

     Through the Energy Cost Rate Adjustment Clause (ECR), the Company previously recovered (to the extent that such amounts were not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passed to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). As a consequence of the PUC's final orders regarding the Company's Merger Plan and Stand-Alone Plan (see "Rate Matters", Note 2, on page 7), such fuel costs are no longer recoverable through the ECR. Instead, effective May 29, 1998 (the date of the PUC's final restructuring order), fuel costs are expensed as incurred and impact net income.

     Under-recoveries from customers prior to May 29, 1998, were recorded on the condensed consolidated balance sheet as a regulatory asset. At September 30, 1998, $42.7 million was receivable from customers. The Company expects to recover this amount through the CTC. (See "Restructuring Plans and Regulatory Orders", Note 2, on page 8.) At December 31, 1997, $23.5 million was receivable from customers.

     The Company's long-term investments include assets of nuclear decommissioning trusts and marketable securities accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains related to marketable securities were $3.0 million ($1.7 million, net of tax) at September 30, 1998, and $8.1 million ($4.7 million, net of tax) at December 31, 1997.

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

Customer Choice Pilots

     The pilot period gives utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. The 28,000 customers participating in the Company's pilot may choose unbundled service, with their electricity provided by an alternative generation supplier, and will be subject to unbundled distribution and CTC charges approved by the PUC and unbundled transmission charges pursuant to the Company's FERC-approved tariff. Although the pilot program was implemented, pursuant to the PUC's order, on November 3, 1997, the Company earlier appealed the determination of the market price of generation set forth in the PUC's order to the Commonwealth Court of Pennsylvania. On November 6, 1998, the Company withdrew its appeal.

Phase-In to Competition

     The phase-in to competition begins in January 1999, when 66 percent of customers will have customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of October 31, 1998, approximately 41 percent of the Company's customers had elected to participate in the customer choice program beginning in January 1999. As they are phased-in, customers that have chosen an electricity generation supplier other than the Company will pay that supplier for generation charges, and will pay the Company a CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from the Company will pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges. Under the Customer Choice Act, an electric distribution company, such as Duquesne, is to remain a regulated utility and may only offer PUC-approved, tariffed rates, including generation rates (capped at current levels so long as a CTC is being collected). Also under the Customer Choice Act, delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the same manner as under current regulation.

     In an effort to "jump start" retail competition, the Company will make 600 megawatts of power available to licensed electric generation suppliers, to be used in supplying electricity to Duquesne's customers who have chosen other generation suppliers. The power will be available for the first six months of 1999 at a price of 2.6 cents per kilowatt-hour (KWH). This availability will be structured to ensure the power is used to benefit Duquesne's retail customers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plans and Regulatory Orders

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

     Order on the Stand-Alone Plan. With respect to stranded cost recovery, the PUC's final order on the Stand-Alone Plan approves Duquesne's proposal to auction its generating assets and use the proceeds to offset stranded costs. The remaining balance of such costs (with certain exceptions described below) will be recovered from ratepayers through a CTC, collectible through 2005. Until the divestiture is complete, Duquesne has been ordered to use an interim system average CTC and shopping credit based on the methodology approved in its pilot program (approximately 2.9 cents per KWH for the CTC and approximately 3.8 cents per KWH for the shopping credit). The PUC's order approves the auction only in the context of the Stand-Alone Plan, not the Merger Plan.

     On August 27, 1998, Duquesne filed its auction plan with the PUC. Duquesne expects approval of the plan from the PUC by the end of 1998. The confidential bidding process will begin in early 1999. Only companies with an established record of owning and operating electric generating plants and with proof of their financial ability to purchase the plants without financing will qualify to bid. The transaction will have to be approved by various regulatory agencies, including the PUC, the FERC, the Nuclear Regulatory Commission (NRC), the Department of Justice and the Federal Trade Commission. Duquesne expects the process to last approximately 12 to 18 months from the opening of bidding to the closing of the sale.

     To help facilitate the auction process, on October 14, 1998, Duquesne entered into a non-binding agreement in principle with FirstEnergy Corp. to exchange ownership interests in certain plants. As proposed, Duquesne would acquire 100 percent ownership interests in three coal-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 megawatts). In exchange, FirstEnergy Corp. would acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 megawatts). The Company's investment in these plants at September 30, 1998, was $894.1 million which has been reclassified to "Other non-current generation-related assets" on the condensed consolidated balance sheet. The Company has requested the PUC to authorize the investment in the acquired power plants to be accounted for in the final auction proceeds accounting utilizing the previously authorized investment amount of the plants transferred by the Company. Duquesne expects this exchange to enhance the value received from the auction because participants will be able to bid on plants that are wholly owned by Duquesne, rather than plants that are jointly owned and/or operated by another entity. Additionally, the auction will include only coal- and oil-fired plants, which are anticipated to have a higher market value than nuclear plants. These value-enhancing features, along with a minimum level of auction proceeds guaranteed by FirstEnergy Corp., will maximize auction proceeds and thereby minimize transition costs required to be recovered through the CTC and reduce customer bills as rapidly as possible. Other benefits of this exchange for Duquesne include the resolution of all joint ownership issues, and other risks and costs associated with the nuclear units. Duquesne expects PUC approval of the exchange by the end of 1998. Certain aspects of the exchange will have to be approved by the FERC, the NRC and the Department of Justice. The closing of the exchange is expected to occur simultaneously with the closing of the sale of Duquesne's generation through the auction.

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

     At June 30, 1998, Duquesne recorded a charge to its earnings of $142.3 million ($82.5 million, net of tax) to reflect the disallowance associated with the investments in the cold reserved units and the disallowance of a portion of the regulatory asset claim described above.

     Order on the Merger Plan. The PUC's final order on the merger (as modified during the reconsideration process) would allow the transaction to be consummated but would require the parties, prior to closing, to agree to certain conditions. The conditions relate to the mitigation of market power, including membership in an independent system operator (ISO), an entity that would operate the transmission facilities of Duquesne, AYE and other utilities in the region. The merged company would be required immediately to relinquish control of 570 megawatts of output from Duquesne's Cheswick Power Station (Cheswick). Divestiture of a further 2,500 megawatts would be required if, based on a PUC evaluation in January 2000, the merged company continued to fail certain market power tests. The PUC would determine which generation assets would be divested and who would be eligible to bid for them. DQE objects to the PUC's having authority over all aspects of the divestiture, particularly the lack of any provision to adjust stranded costs following the divestiture. In addition, the Company believes the Midwest ISO, as presently constituted and as approved by the FERC, will not mitigate the PUC's concerns regarding market power.

     The PUC's final order regarding the Merger Plan also addressed the recovery of stranded costs by Duquesne and AYE's wholly owned utility subsidiary West Penn Power Company (West Penn) in the event the merger is consummated. The order sets Duquesne's stranded costs at approximately $1.3 billion, using an administrative forecast of generation market values and costs. Applied to Duquesne, and compared to the Stand-Alone Plan, this methodology results in the disallowance of an additional $370 million in stranded costs (net present value, pre-tax). The PUC's final order also reduces Duquesne's recoverable stranded costs by $152 million for estimated generation-related merger synergies and reduces distribution rates beginning January 1, 2000, by $15 million annually to reflect estimated distribution-related merger synergies. The PUC's final order permits transition cost recovery through 2005 pursuant to a CTC initially set at an average of 2.58 cents per KWH for 1999 (resulting in an average shopping credit of 4.00 cents per KWH).

     With respect to West Penn, the PUC's final order disallows recovery of approximately $1 billion of West Penn's stranded cost claim (net present value, pre-tax). Of the disallowed amount, approximately $830 million relates to the impact of the administrative determination of generation market value and costs. The other disallowances relate to regulatory assets, non-utility generation and other transition costs. In addition, the PUC's final order reduces West Penn's recoverable stranded costs by $71 million for generation-related merger synergies and reduces distribution rates beginning January 1, 2000, by $9 million for distribution-related merger synergies. The Company believes that as of October 5, 1998, the relevant date under the merger agreement, AYE had suffered a material adverse effect and, despite ample opportunity, had not corrected it. Subsequent to the October 5, 1998 termination of the merger agreement, the PUC tentatively approved a settlement of the West Penn restructuring case, which settlement did not significantly increase the level of West Penn's allowed stranded costs.

     The FERC Order. The FERC issued its order regarding the proposed merger on September 16, 1998. The order required the sale of Cheswick prior to consummation of the merger, rejecting the proposal to relinquish control of 570 megawatts from that station in order to address market power concerns. The Company does not believe such a divestiture could be accomplished quickly enough to allow the proposed merger to occur within the timeframe contemplated in the merger agreement. In addition, the FERC order does not address or alter the financial effects on AYE of the PUC order discussed above.

     Status of the AYE Merger. On July 28, 1998, DQE's Board of Directors concluded that it could not consummate the merger under the circumstances described above. On that same date, DQE informed AYE of this conclusion. More information regarding this decision is set forth in the Company's Current Report on Form 8-K dated July 28, 1998. On July 30, 1998, AYE informed DQE that it does not believe DQE has the right to terminate the merger agreement under these circumstances, and that AYE will continue to work toward consummation of the merger. AYE also stated it will pursue all remedies available to protect the legal and financial interests of AYE and its shareholders.

     On October 5, 1998, the Company announced its unilateral termination of the merger agreement. AYE promptly filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel the Company to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent the Company from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. More information regarding this termination is set forth in the Company's Current Report on Form 8-K dated October 5, 1998. A hearing was held on October 26, 1998, regarding AYE's motion for the temporary restraining order and preliminary injunction. On October 28, 1998, the judge denied the motion. On October 30, 1998, AYE appealed the judge's decision to the United States Court of Appeals for the Third Circuit, asking for an injunction pending the appeal and expedited treatment of the appeal. On November 6, 1998, the Third Circuit denied the motion for an injunction and granted the motion to expedite the appeal.

3.   RECEIVABLES

     The components of receivables for the periods indicated are as follows:

                                                         September 30,     September 30,     December 31,
                                                              1998             1997             1997
                                                                (Amounts in Thousands of Dollars)
----------------------------------------------------------------------------------------------------------
Electric customer accounts receivable                      $ 99,608          $ 94,844          $ 90,149
Other utility receivables                                    28,306            18,595            23,106
Other receivables                                            53,726            19,263            33,472
Less:  Allowance for uncollectible accounts                 (15,281)          (19,590)          (15,016)
----------------------------------------------------------------------------------------------------------
     Total Receivables                                     $166,359          $113,112          $131,711
==========================================================================================================

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At September 30, 1998, September 30, 1997 and December 31, 1997, the Company had not sold any receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1999, is one of many sources of funds available to the Company. The Company has not determined, but may attempt to extend the agreement or to replace the facility with a similar arrangement or to eliminate it upon expiration.


4.   COMMITMENTS AND CONTINGENCIES

     The Company currently anticipates divesting itself of its generating assets through the auction and the power station exchange, which will impact the obligations related to those assets. (See "Order on the Stand-Alone Plan" discussion, Note 2, on page 8.)

Construction

     The Company currently estimates that it will spend, excluding the Allowance for Funds Used During Construction and nuclear fuel, approximately $110 million for electric utility construction during 1998. The Company has completed, at a cost of approximately $40 million, the construction of six plants to produce E-Fuel/TM/, a coal-based synthetic fuel. All of these plants are currently in operation.

Nuclear-Related Matters

     The Company has an interest in three nuclear units, two of which it operates. The operation of a nuclear facility involves special risks, potential liabilities, and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

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

     Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at September 30, 1998, totaled approximately $56.2 million.

     Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $9.9 billion. The maximum available private primary insurance of $200 million has been purchased by the Company. Additional protection of $9.7 billion would be provided by an assessment of up to $88.1 million per incident on each licensed nuclear unit in the United States. The Company's maximum total possible assessment, $66.1 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If assessments from the nuclear industry prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the industry.

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

     In addition, the Company participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. Subject to the policy deductible, terms and limit, the coverage provides for a weekly indemnity of the estimated incremental costs during the three-year period starting 17 weeks after an accident, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, the Company could be assessed retrospective premiums totaling a maximum of $2.6 million.

     Beaver Valley Power Station (BVPS). BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has removed approximately 17 percent of its steam generator tubes from service through a process called "plugging." However, BV Unit 1 still has the capability to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called "sleeving." No tubes at either BV Unit 1 or BV Unit 2 have been sleeved to date. BV Unit 2, which was placed in service 11 years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Approximately 3 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem at that unit.

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

     The Company continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages. However, the Company may be required to perform an earlier inspection of BV Unit 1's tubes and other equipment during a mid-cycle outage in 1999, in order to comply with NRC requirements to conduct such inspections at BV Unit 1 at least every 20 months. The Company plans to request permission from the NRC to postpone these inspections until BV Unit 1's next refueling outage, currently scheduled to begin in the spring of 2000. The Company completed its inspection of BV Unit 2's tubes during the recent forced outage in order to comply with NRC requirements to conduct such inspections at BV Unit 2 at least every 24 months. The next refueling outage for BV Unit 2 is currently scheduled to begin at the end of February 1999. The Company will continue to monitor and evaluate the condition of the BVPS steam generators.

     BV Unit 1 went off-line January 30, 1998, due to an issue identified in a technical review completed by the Company. BV Unit 2 went off-line December 16, 1997, to repair the emergency air supply system to the control room and remained off-line due to other issues identified by a technical review similar to that performed at BV Unit 1. These technical reviews, which were in response to a 1997 commitment made by the Company to the NRC, have been completed. The Company was one of many utilities faced with similar issues, some of which date back to the initial start-up of BVPS. BV Unit 1 returned to service on August 15, 1998, and BV Unit 2 returned to service on September 28, 1998.

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

     In early 1997, the Company joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997, and affirmed on rehearing May 5, 1998, was not entirely in favor of the DOE or the utilities. The court denied the relief requested by the utilities and states and permitted the DOE to pursue alternative dispute resolution, but prohibited the DOE from using its lack of a spent fuel repository as a defense. The states and the DOE have both petitioned the United States Supreme Court for review of the decision. The Supreme Court has not decided whether it will review the case. The utilities did not join the states' petition.

     Uranium Enrichment Obligations. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At each of September 30, 1998 and December 31, 1997, the Company's liability for contributions was approximately $7.2 million (subject to an inflation adjustment).

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

Guarantees

     The Company and the other owners of Bruce Mansfield Power Station (Bruce Mansfield) have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At September 30, 1998, the Company's share of these guarantees was $9.9 million.

     As part of the Company's investment portfolio in affordable housing, the Company has received fees in exchange for guaranteeing a minimum defined yield to third-party investors. A portion of the fees received has been deferred to absorb any required payments with respect to these transactions. Based on an evaluation of and recent experience with the underlying housing projects, the Company believes that such deferrals are ample for this purpose.

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

General
--------------------------------------------------------------------------------

     DQE, Inc. (DQE) is an energy services holding company. Its subsidiaries are Duquesne Light Company (Duquesne); AquaSource, Inc. (AquaSource); DQE Energy Services, Inc. (DES); DQEnergy Partners, Inc. (DQEnergy); Duquesne Enterprises, Inc. (DE); and Montauk, Inc. (Montauk). DQE and its subsidiaries are collectively referred to as "the Company."

     Duquesne is an electric utility engaged in the generation, transmission, distribution and sale of electric energy and is the largest of DQE's subsidiaries. AquaSource is a water resource management company that acquires, develops and manages water and wastewater utilities. DES is a diversified energy services company offering a wide range of energy solutions. DES initiatives include energy facility development and operation, domestic and international independent power production, and the production and supply of innovative fuels. DQEnergy intends to align DQE with strategic partners capitalizing on opportunities in the areas of energy and communications systems. These alliances are intended to enhance value, while utilizing DQE's strategic investments and exploiting DQE's core expertise. DE is building businesses in the energy services and technologies and the electronic commerce industries, and in communications. Montauk is a financial services company that makes long-term investments and provides financing for the Company's expanded business lines and related customers.

     As previously reported, in August 1997 the shareholders of the Company and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger, pursuant to which DQE would have become a wholly owned subsidiary of AYE. However, on October 5, 1998, the Company unilaterally terminated the merger agreement, and AYE filed suit in the United States District Court for the Western District of Pennsylvania requesting enforcement of the merger agreement, or in the alternative money damages for the termination. (See "Status of AYE Merger" discussion on page 26.)

The Company's Service Territory

     The Company's electric utility operations provide service to customers in Allegheny County, including the City of Pittsburgh, Beaver County and Westmoreland County. (See "Rate Matters" on page 23.) This represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by the Company's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, the Company's electric utility operations also sell electricity to other utilities.

     The Company's water utility operations provide service to customers in Texas, Indiana and New England, and are expanding throughout the United States. The Company's water utility operations currently serve approximately 120,000 customers.

Regulation

     The Company is subject to the accounting and reporting requirements of the SEC. In addition, the Company's electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC), including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters. (See "Rate Matters" on page 23.)

     The Company's electric utility operations are also subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1.

     The Company's water utility operations are subject to regulation by the respective state and local public utility commissions.

     As a result of the PUC's final order regarding the Company's Stand-Alone Plan and Merger Plan under the Customer Choice Act (see "Rate Matters" on page
23), the electricity generation portion of the Company's business no longer meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, application of SFAS No. 71 to this portion of the Company's business has been discontinued and replaced by the application of SFAS No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101) as interpreted by EITF 97-4, Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71 and 101. Under SFAS No. 101, the regulatory assets and liabilities of the generation portion of the Company are determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Pursuant to the PUC's final restructuring order, certain of the Company's generation-related regulatory assets will be recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services. The Company will continue to apply SFAS No. 71 with respect to such assets. Fixed assets related to the generation portion of the Company's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS No. 121). Applying SFAS No. 121 to the non-regulated generating assets, it has been determined that the Company's generating assets are impaired. However, pursuant to the PUC's final restructuring order, the Company will recover its above-market investment in generation assets through the CTC. Under the Company's plan to auction its generating assets, the market value utilized by the PUC in determining the value of the generating assets will be the net after-tax proceeds received from the auction of its generating assets. Accordingly, the amount of book value authorized to be recovered by the PUC has been reclassified on the condensed consolidated balance sheet from "Property, plant and equipment" to "Other non-current generation-related assets" until the auction has been completed and all approvals for the final CTC accounting have been granted. The electricity transmission and distribution portion of the Company's business continues to meet the SFAS No. 71 criteria and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to the Company because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 23.)

Results of Operations
--------------------------------------------------------------------------------

Earnings and Dividends

     On May 29, 1998, the PUC issued an order related to the Company's Merger Plan and Stand-Alone Plan. In June the Company recorded an extraordinary charge (Restructuring Charge) against earnings for the stranded costs not considered by the PUC's order to be recoverable from customers. (See "Rate Matters" on page 23.)

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: The Company's basic earnings per share in the third quarter of 1998 and the third quarter of 1997 were $0.80 and $0.75. Net income was $62.1 million in the third quarter of 1998 and $58.7 million in the third quarter of 1997.
During the third quarter of 1998 Duquesne increased its contribution by $0.03 per DQE share to $0.61 from $0.58 in the third quarter of 1997 primarily as a result of decreased generating plant depreciation due to the PUC order. The recurring operating activities of the Company's expanded business lines added $0.21 to earnings per share in the third quarter of 1998 and $0.16 to earnings per share in the third quarter of 1997 due to new investments entered into during late 1997 and throughout 1998. Also in the third quarter of 1998, the Company wrote off costs related to the proposed merger with AYE and recognized the favorable solution of certain contingencies associated with the May 1997 sale of Chester.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
Excluding the Restructuring Charge and the gain on the sale of Chester, basic earnings per share for the nine months ended September 30, 1998 and 1997 were $1.90 and $1.85. The Company's earnings per share for the nine months ended September 30, 1998, and the nine months ended September 30, 1997, were $0.84 and $1.94 after the Restructuring Charge and the gain on the sale of Chester. For the nine months ended September 30, 1998, the Company's net income was $64.9 million and for the nine months ended September 30, 1997, the Company's net income was $150.5 million. The decrease in earnings per share and net income was the result of the Company's Restructuring Charge for $142.3 million ($82.5 million, net of tax) recorded in June 1998 and to the $13 million ($7 million, net of tax) or $0.09 per share gain recognized on the sale of Chester Engineers (Chester) in May 1997.

     As a result of the Restructuring Charge, Duquesne contributed only $0.34 per DQE share in the nine months ended September 1998 as compared to $1.38 per DQE share in the nine months ended September 1997. Excluding the Restructuring Charge, Duquesne contributed $1.40 to DQE earnings per share for the nine months ended September 30, 1998. Although the operating activities of the expanded business lines recognized the gain on the sale of Chester in May 1997, the earnings contribution dropped by only $0.06 per share in the nine months ended September 1998 to $0.50 from $0.56 in the nine months ended September 1997. The resulting increase of $0.03 in the contribution to earnings per share from the expanded business lines can be attributed to new investments made late in 1997 and throughout 1998. Also in the third quarter of 1998, the Company wrote off costs related to the proposed merger with AYE and recognized the favorable solution of certain contingencies associated with the May 1997 sale of Chester.

Revenues

     Total operating revenues in the third quarter of 1998 increased $13.1 million or 3.9 percent as compared to the third quarter of 1997. Total operating revenues in the nine months ended September 30, 1998, increased $21.2 million or 2.3 percent as compared to the nine months ended September 30, 1997. The following table sets forth operating revenues and KWH delivered for residential, commercial and industrial customers who have not chosen different generation suppliers.

--------------------------------------------------------------------------------------------------------
  (Revenues in Millions of Dollars)                        Increase(Decrease) from Prior Year
--------------------------------------------------------------------------------------------------------
                                                   Three Months Ended             Nine Months Ended
                                                   September 30, 1998            September 30, 1998
                                              ----------------------------------------------------------
                                                  KWH          Revenues         KWH          Revenues
                                              ----------------------------------------------------------
Residential                                       3.6%         $  5.2          (1.7)%        $  8.8
Commercial                                       (2.2)%          (6.0)         (3.2)%           2.5
Industrial                                       (6.1)%          (5.0)         (2.0)%          (1.9)
Less: Provision for Doubtful Accounts                             0.0                           0.0
--------------------------------------------------------------------------------------------------------
  Sales to Electric Utility Customers            (1.6)%          (5.8)         (2.5)%           9.4
--------------------------------------------------------------------------------------------------------
Sales to Other Utilities                         43.5%            4.5          (1.3)%           3.5
Other Revenues                                                   14.4                           8.3
--------------------------------------------------------------------------------------------------------
  Total                                           2.6%          $13.1          (2.4)%         $21.2
========================================================================================================

Sales of Electricity to Customers

     Operating revenues are primarily derived from the Company's sales of electricity. Previously, the PUC authorized rates for electricity sales that were cost-based and were designed to recover the Company's operating expenses and investment in electric utility assets and to provide a return on the investment. On May 29, 1998 (the date of the PUC's final restructuring order), the PUC approved separate charges for transmission, distribution, generation and a CTC for customers who are eligible to choose their generation supplier. Transmission and distribution rates are subject to a rate cap through June 2001. Under the PUC's final order regarding the Stand-Alone Plan, Duquesne's CTC will be adjusted to reflect the proceeds from the divestiture of its generating assets. Generation rates are unregulated and will fluctuate based upon competitive factors. For customers who are not yet eligible to choose their generation supplier, historical, cost-based rates will continue to be charged. Under prior fuel cost recovery provisions, fuel revenues generally equaled fuel expense as the costs were recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR). Beginning May 29, 1998, fuel costs are expensed as incurred and will now have an impact on net income to the extent fuel costs exceed recovery amounts included in Duquesne's previously authorized rates. Customer revenues fluctuate as a result of changes in sales volume. (See "Rate Matters" on page 23.)

     Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: In the third quarter of 1998, net customer revenues reflected on the statement of consolidated income decreased by $5.8 million or 1.9 percent to $300.0 million from the third quarter of 1997. In 1997, $10.8 million of fuel costs were deferred for subsequent recovery through the ECR resulting in an increase in revenues. Excluding the deferred fuel from 1997 revenues, the net increase in revenues can be attributed to a 3.6 percent increase in residential sales due to warmer temperatures. Commercial and industrial sales decreased by
2.2 percent and 6.1 percent due in part to the implementation of the pilot program in November 1997, which resulted in a reduction in electric utility customer sales. Additionally, in response to requirements of retail customer choice, Duquesne completed a review of its customer categorization during the second quarter of 1998. As a result, approximately 400 customers were moved from the "industrial" to the "commercial" category based upon historical maximum billed demand and Standard Industrial Classification Codes. Absent the change in categorization and the effects of the pilot program, industrial sales were consistent with the 1997 level.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
Net customer revenues increased $9.4 million or 1.1 percent in the nine months ended September 30, 1998, as compared to the same period in 1997. The variance can be attributed primarily to increased energy costs, prior to the May 29, 1998 restructuring order, partially offset by decreased electric utility customer KWH sales due primarily to the implementation of the pilot program. Additionally, in response to requirements of retail customer choice, Duquesne completed a review of its customer categorization during the second quarter of 1998. As a result, approximately 400 customers were moved from the "industrial" to the "commercial" category based upon historical maximum billed demand and Standard Industrial Classification Codes. Absent the change in categorization and the effects of the pilot program, industrial sales would have increased over 1997, due to sales to a new customer, an industrial gas supplier.

Sales to Other Utilities

     Short-term sales to other utilities are regulated by the FERC and are made at market rates. Fluctuations in electricity sales to other utilities are related to the Company's customer energy requirements, the energy market and transmission conditions, and the availability of the Company's generating stations. Future levels of short-term sales to other utilities will be affected by market rates, the Company's decision to sell 600 megawatts to licensed generation suppliers and the Company's divestiture plan. (See "Rate Matters" on page 23.)

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: The Company's revenues from electricity sales to other utilities in the third quarter of 1998 were $4.5 million or 72.6 percent greater than in the third quarter of 1997 due to increased demand from the other utilities as a result of warmer temperatures during the third quarter of 1998 and increased market power prices in 1998.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
In the nine months ended September 30, 1998, the Company's revenues from electricity sales to other utilities were $3.5 million or 16.6 percent more than in the nine months ended September 30, 1997, due to greater demand from the other utilities as a result of warmer temperatures during the third quarter of 1998 and increased market power prices in 1998. Partially offsetting the increases was a decrease through the first six months of 1998 due to reduced generating station availability as a result of an increase in outage hours in the first six months of 1998 as compared to 1997.

Other Operating Revenues

     Other operating revenues include the Company's non-KWH utility revenues and revenues from the operating activities of the expanded business lines.

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: The other operating revenues increased $14.4 million or 72.1 percent primarily as a result of increased AquaSource revenues, and other new investments through the operating activities of the expanded business lines.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
The increase of $8.3 million or 10.5 percent in other operating revenues in the nine months ended September 30, 1998, as compared to 1997 was primarily the result of increased AquaSource revenues, and other new investments through the operating activities of the expanded business lines, partially offset by the loss of revenues from the sale of Chester in May 1997.

Operating Expenses

Fuel and Purchased Power Expense

     Fluctuations in fuel and purchased power expense generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings for the first five months of 1998 or any of 1997. Beginning May 29, 1998, fuel costs for customers are being expensed as incurred and will now have an impact on net income to the extent fuel costs exceed recovery amounts included in Duquesne's previously authorized rates. (See "Rate Matters" on page 23.)

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: Fuel and purchased power expense increased $22.3 million or 35.4 percent in the third quarter of 1998 as compared to the third quarter of 1997. The increase resulted from higher energy costs of $19.8 million or 29.8 percent due to an unfavorable power supply mix and higher purchased power prices. The remaining increase of $2.5 million was due to a higher volume of energy supplied due to warmer temperatures during 1998. Reduced availability of generating stations due to an increase in outage hours required the Company to purchase power and generate power from the higher fuel cost fossil stations. (See "Beaver Valley Power Station" on page 27.)

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
The $51.2 million or 31.0 percent increase in fuel and purchased power expense for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, was the result of increased energy costs of $55.9 million due to an unfavorable power supply mix and higher purchased power prices. Energy volume supplied resulted in a $4.7 million reduction in fuel and purchased power expenses primarily due to lower sales from the pilot program. Reduced availability of generating stations due to an increase in outage hours required the Company to purchase power and generate power from the higher fuel cost fossil stations. (See "Beaver Valley Power Station" on page 27.)

     BV Unit 1 and BV Unit 2 continued to be off-line into the third quarter, with BV Unit 1 returning to service on August 15, 1998, and BV Unit 2 returning to service on September 28, 1998. These outages, combined with various fossil station outages, caused the Company to continue to purchase larger than normal quantities of electricity. Additionally, the market price for purchased power continues to be higher than recent historical levels. As a result of these higher costs and the discontinuance of the ECR, fuel costs had a negative impact on third quarter earnings. This impact was partially mitigated by the fact that during the second quarter of 1998 the Company entered into fixed-price firm replacement power contracts.

Other Operating Expense

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: Non-fuel operating expenses increased $22.4 million or 33.1 percent in the third quarter of 1998 as compared to the third quarter of 1997. The growth of the expanded business lines' start-up and developmental activities and acquisitions increased expenses by approximately $15 million. Also, in the third quarter of 1998, the Company wrote off costs related to the merger with AYE resulting in an increase to other operating expense of $14.1 million. (See "Rate Matters" on page 23.) Partially offsetting these increases was the recognition of the favorable resolution of certain contingencies associated with the May 1997 sale of Chester.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
Non-fuel operating expenses increased $11.3 million or 5.0 percent when comparing the nine months ended September 30, 1998, to the same period for 1997. The growth of the expanded business lines' start-up and developmental activities increased expenses by approximately $25 million. Also, in the third quarter of 1998, the Company wrote off costs related to the merger with AYE resulting in an increase to other operating expense of $14.1 million. (See "Rate Matters" on page 23.) As a result of the PUC's final restructuring order, the present value of the BV Unit 2 lease costs will be recovered through the CTC. The lease has been classified on the condensed consolidated balance sheet as a liability with a corresponding regulatory asset. Due to this recharacterization, certain BV Unit 2 lease costs are reflected as amortization expense, resulting in reduced levels of other operating expenses. Also, the May 1997 sale of Chester resulted in reduced operating costs of $7.8 million and the recognition of the favorable resolution of certain contingencies associated therewith.

Maintenance Expense

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: Maintenance expense increased $2.1 million or 9.9 percent when comparing the third quarter of 1998 to the same period in 1997. The increase is primarily attributable to tree trimming and storm-related maintenance of overhead lines partially offset by reduced nuclear station outage cost amortization in 1998.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
Maintenance expense decreased $2.3 million or 3.7 percent when comparing the nine months ended September 30, 1998, to the same period in 1997. The decrease is primarily related to the timing of the Cheswick Power Station (Cheswick) maintenance outage costs and reduced nuclear station outage cost amortization in 1998. Partially offsetting the 1998 decreases were higher costs for tree trimming and storm-related maintenance of overhead lines. Additionally, Elrama Power Station had higher costs in 1997 due to scrubber outages.

Depreciation and Amortization Expense

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: Depreciation and amortization decreased $19.3 million or 31.4 percent during the third quarter of 1998 as compared to the third quarter of 1997. The decrease was primarily the result of reduced depreciation of generating plant in connection with the PUC's final restructuring order.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
The decrease in depreciation and amortization in the nine months ended September 30, 1998, as compared to the same period in 1997 was $18.1 million or 10.4 percent. The decrease was primarily the result of reduced depreciation of generating plant in connection with the PUC's final restructuring order.

Other Income

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: Comparing the third quarter of 1998 and the third quarter of 1997, an increase of $3.2 million or 13.6 percent in other income was primarily the result of new investments made by the expanded business lines.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
The increase of $1.8 million or 2.2 percent in other income, when comparing the nine months ended September 30, 1998, and the nine months ended September 30, 1997, was the result of new investments by the expanded business lines and at Duquesne during the fourth quarter of 1997. Partially offsetting the increase was a gain on the sale of Chester in May 1997.

Interest and Other Charges

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: Interest and other charges decreased $1.6 million or 5.5 percent during the third quarter of 1998 as compared to the third quarter of 1997. The decrease was primarily the result of the refinancing of long-term debt at lower interest rates and the retirement of long-term debt.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
The decrease in interest and other charges in the nine months ended September 30, 1998, as compared to the same period in 1997 was $4.4 million or 5.0 percent. The decrease was primarily the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $120 million of long-term debt subsequent to the nine months ended September 1997.

Income Taxes

     Income taxes were lower in 1998 as compared to 1997 for the three and nine months ended September 30 by $12.5 million and $10.3 million, respectively. The variances were the result of lower pre-tax income in 1998 and the new investment made at Duquesne during the fourth quarter of 1997.

Extraordinary Charge

     On May 29, 1998, the PUC issued its final order related to the Company's Merger Plan and Stand-Alone Plan. In June the Company recorded the Restructuring Charge against earnings for the stranded costs not considered by the PUC's Order to be recoverable from customers. The Restructuring Charge included Phillips Power Station, Brunot Island Power Station, deferred caretaker costs related to the two stations and deferred coal costs for a total of $142.3 million ($82.5 million, net of tax).

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Financing

     The Company expects to meet its current obligations and debt maturities through the year 2002 with funds generated from operations and through new financings. At September 30, 1998, the Company was in compliance with all of its debt covenants.

     During 1998, $70 million of mortgage bonds matured and were retired and $100 million of 8.75 percent mortgage bonds due in May 2022 were redeemed. The retirement and redemption were financed using available cash, the proceeds of the $40 million of 6.45 percent mortgage bonds due in February 2008 and the proceeds of the $100 million of 7 3/8 percent mortgage bonds due in April 2038 issued by Duquesne. Mortgage bonds in the amount of $5 million will mature in November 1998. The Company expects to retire these bonds with available cash or to refinance the bonds. (See "Rate Matters" on page 23.)

     As of September 30, 1998, 266,039 shares of Preferred Stock, Series A (Convertible), $100 liquidation preference per share (DQE Preferred Stock), had been issued and were outstanding. An additional 3,120 shares of DQE Preferred Stock were issued in October 1998.

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell and the corporation to purchase on an ongoing basis, up to $50 million of accounts receivable. The accounts receivable sale arrangement expires in June 1999. The Company may attempt to extend the agreement, or replace it with a similar facility, or eliminate the agreement, upon expiration.

     The Company maintains a $150 million revolving credit facility which was extended during the third quarter to October 1999. The Company also maintains a $125 million revolving credit facility which expires in June 1999. No borrowings were outstanding under either facility at September 30, 1998. With respect to each of these revolving credit facilities, interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. Each revolving credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. The Company also maintains an aggregate of $150 million in bank term loans outstanding at September 30, 1998.

     During the fourth quarter of 1998, the Company engaged from time to time in repurchasing shares of its common stock on the open market.

Investing
--------------------------------------------------------------------------------

     The Company has made long-term investments in the following areas: leases; affordable housing; gas reserves; energy solutions; and water and wastewater utilities. Investing activities during the first nine months of 1998 included approximately $15 million in natural gas reserve partnerships, $8 million in funding of affordable housing commitments and the remaining $27 million in other investments. During the first nine months of 1997, the Company invested approximately $172 million in lease investments, $8 million in affordable housing investments, $12 million in natural gas reserve partnerships and the remaining $12 million in other investments.

     In the first nine months of 1998, the Company issued 250,559 shares of DQE Preferred Stock, as part of a total investment of approximately $66 million in water companies. An additional 3,120 shares of DQE Preferred stock were issued in October 1998, as part of a total investment of approximately $17 million in water companies.

     The Company has completed, at a cost of approximately $40 million, the construction of six plants to produce E-Fuel/TM/, a coal-based synthetic fuel. All of these plants are currently in operation.

     In the third quarter of 1998, the Company invested $22 million to acquire a 50 percent interest in, and to finance the future growth of, Control Solutions LLC, a commercial and industrial HVAC service and energy controls company.

     Cash flows, and the corresponding level of investing and financing activities, are expected to be impacted by several factors during 1999. Electric utility cash flows from operations, while expected to continue to be strong, will be reduced from current levels as a result of customer choice (the level of customer participation, the final shopping credit, etc.). Additionally, related to the generation divestiture, substantial one-time cash inflows and payments may result. The Company is currently analyzing various opportunities for utilizing the divestiture proceeds including financial restructuring, expansion of current business lines and the introduction of new business lines. Additionally, the Company is also studying restructuring its current investment portfolio, including the possible divestiture of its $120 million portfolio of affordable housing investments.

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

Customer Choice Pilots

     The pilot period gives utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. The 28,000 customers participating in the Company's pilot may choose unbundled service, with their electricity provided by an alternative generation supplier, and will be subject to unbundled distribution and CTC charges approved by the PUC and unbundled transmission charges pursuant to the Company's FERC-approved tariff. Although the pilot program was implemented, pursuant to the PUC's order, on November 3, 1997, the Company earlier appealed the determination of the market price of generation set forth in the PUC's order to the Commonwealth Court of Pennsylvania. On November 6, 1998, the Company withdrew its appeal.

Phase-In to Competition

     The phase-in to competition begins in January 1999, when 66 percent of customers will have customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of October 31, 1998, approximately 41 percent of the Company's customers had elected to participate in the customer choice program beginning in January 1999. As they are phased-in, customers that have chosen an electricity generation supplier other than the Company will pay that supplier for generation charges, and will pay the Company a CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from the Company will pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges. Under the Customer Choice Act, an electric distribution company, such as Duquesne, is to remain a regulated utility and may only offer PUC-approved, tariffed rates, including generation rates (capped at current levels, so long as a CTC is being collected). Also, under the Customer Choice Act, delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the same manner as under current regulation.

     In an effort to "jump start" retail competition, the Company will make 600 megawatts of power available to licensed electric generation suppliers, to be used in supplying electricity to Duquesne's customers who have chosen other generation suppliers. The power will be available for the first six months of 1999 at a price of 2.6 cents per kilowatt-hour (KWH). This availability will be structured to ensure the power is used to benefit Duquesne's retail customers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997 will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plans and Regulatory Orders

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

     Order on the Stand-Alone Plan. With respect to stranded cost recovery, the PUC's final order on the Stand-Alone Plan approves Duquesne's proposal to auction its generating assets and use the proceeds to offset stranded costs. The remaining balance of such costs (with certain exceptions described below) will be recovered from ratepayers through a CTC, collectible through 2005. Until the divestiture is complete, Duquesne has been ordered to use an interim system average CTC and shopping credit based on the methodology approved in its pilot program (approximately 2.9 cents per KWH for the CTC and approximately 3.8 cents per KWH for the shopping credit). The PUC's order approves the auction only in the context of the Stand-Alone Plan, not the Merger Plan.

     On August 27, 1998, Duquesne filed its auction plan with the PUC. Duquesne expects approval of the plan from the PUC by the end of 1998. The confidential bidding process will begin in early 1999. Only companies with an established record of owning and operating electric generating plants and with proof of their financial ability to purchase the plants without financing will qualify to bid. The transaction will have to be approved by various regulatory agencies including the PUC, the FERC, the Nuclear Regulatory Commission (NRC), the Department of Justice and the Federal Trade Commission. Duquesne expects the process to last approximately 12 to 18 months from the opening of bidding to the closing of the sale.

     To help facilitate the auction process, on October 14, 1998, Duquesne entered into a non-binding agreement in principle with FirstEnergy Corp. to exchange ownership interests in certain plants. As proposed, Duquesne would acquire 100 percent ownership interests in three coal-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 megawatts). In exchange, FirstEnergy Corp. would acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 megawatts). The Company's investment in these plants at September 30, 1998, was $894.1 million which has been reclassified to "Other non-current generation-related assets" on the condensed consolidated balance sheet. The Company has requested the PUC to authorize the investment in the acquired power plants to be accounted for in the final auction proceeds accounting utilizing the previously authorized investment amount of the plants transferred by the Company. Duquesne expects this exchange to enhance the value received from the auction because participants will be able to bid on plants that are wholly owned by Duquesne, rather than plants that are jointly owned and/or operated by another entity. Additionally, the auction will include only coal- and oil-fired plants, which are anticipated to have a higher market value than nuclear plants. These value-enhancing features, along with a minimum level of auction proceeds guaranteed by FirstEnergy Corp., will maximize auction proceeds and thereby minimize transition costs required to be recovered through the CTC and reduce customer bills as rapidly as possible. Other benefits of this exchange for Duquesne include the resolution of all joint ownership issues, and other risks and costs associated with the nuclear units. Duquesne expects PUC approval of the exchange by the end of 1998. Certain aspects of the exchange will have to be approved by the FERC, the NRC and the Department of Justice. The closing of the exchange is expected to occur simultaneously with the closing of the sale of Duquesne's generation through the auction.

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

     At June 30, 1998, Duquesne recorded a charge to its earnings of $142.3 million ($82.5 million, net of tax) to reflect the disallowance associated with the investments in the cold reserved units and the disallowance of a portion of the regulatory asset claim described above.

     Order on the Merger Plan. The PUC's final order on the merger (as modified during the reconsideration process) would allow the transaction to be consummated but would require the parties, prior to closing, to agree to certain conditions. The conditions relate to the mitigation of market power, including membership in an independent system operator (ISO), an entity that would operate the transmission facilities of Duquesne, AYE and other utilities in the region. The merged company would be required immediately to relinquish control of 570 megawatts of output from Cheswick. Divestiture of a further 2,500 megawatts would be required if, based on a PUC evaluation in January 2000, the merged company continued to fail certain market power tests. The PUC would determine which generation assets would be divested and who would be eligible to bid for them. DQE objects to the PUC's having authority over all aspects of the divestiture, particularly the lack of any provision to adjust stranded costs following the divestiture. In addition, the Company believes the Midwest ISO, as presently constituted and as approved by the FERC, will not mitigate the PUC's concerns regarding market power.

     The PUC's final order regarding the Merger Plan also addressed the recovery of stranded costs by Duquesne and AYE's wholly owned utility subsidiary West Penn Power Company (West Penn) in the event the merger is consummated. The order sets Duquesne's stranded costs at approximately $1.3 billion, using an administrative forecast of generation market values and costs. Applied to Duquesne, and compared to the Stand-Alone Plan, this methodology results in the disallowance of an additional $370 million in stranded costs (net present value, pre-tax). The PUC's final order also reduces Duquesne's recoverable stranded costs by $152 million for estimated generation-related merger synergies and reduces distribution rates beginning January 1, 2000, by $15 million annually to reflect estimated distribution-related merger synergies. The PUC's final order permits transition cost recovery through 2005 pursuant to a CTC initially set at an average of 2.58 cents per KWH for 1999 (resulting in an average shopping credit of 4.00 cents per KWH).

     With respect to West Penn, the PUC's final order disallows recovery of approximately $1 billion of West Penn's stranded cost claim (net present value, pre-tax). Of the disallowed amount, approximately $830 million relates to the impact of the administrative determination of generation market value and costs. The other disallowances relate to regulatory assets, non-utility generation and other transition costs. In addition, the PUC's final order reduces West Penn's recoverable stranded costs by $71 million for generation-related merger synergies and reduces distribution rates beginning January 1, 2000, by $9 million for distribution-related merger synergies. The Company believes that as of October 5, 1998, the relevant date under the merger agreement, AYE had suffered a material adverse effect and, despite ample opportunity, had not corrected it. Subsequent to the October 5, 1998, termination of the merger agreement, the PUC tentatively approved a settlement of the West Penn restructuring case, which settlement did not significantly increase the level of West Penn's allowed stranded costs.

     The FERC Order. The FERC issued its order regarding the proposed merger on September 16, 1998. The order required the sale of Cheswick prior to consummation of the merger, rejecting the proposal to relinquish control of 570 megawatts from that station in order to address market power concerns. The Company does not believe such a divestiture could be accomplished quickly enough to allow the proposed merger to occur within the timeframe contemplated in the merger agreement. In addition, the FERC order does not address or alter the financial effects on AYE of the PUC order discussed above.

     Status of the AYE Merger. On July 29, 1998, DQE's Board of Directors concluded that it could not consummate the merger under the circumstances described above. On that same date, DQE informed AYE of this conclusion. More information regarding this decision is set forth in the Company's Current Report on Form 8-K dated July 28, 1998. On July 30, 1998, AYE informed DQE that it does not believe DQE has the right to terminate the merger agreement under these circumstances, and that AYE will continue to work toward consummation of the merger. AYE also stated it will pursue all remedies available to protect the legal and financial interests of AYE and its shareholders.

     On October 5, 1998, the Company announced its unilateral termination of the merger agreement. AYE promptly filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel the Company to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent the Company from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. More information regarding this termination is set forth in the Company's Current Report on Form 8-K dated October 5, 1998. A hearing was held on October 26, 1998, regarding AYE's motion for the temporary restraining order and preliminary injunction. On October 28, 1998, the judge denied the motion. On October 30, 1998, AYE appealed the judge's decision to the United States Court of Appeals for the Third Circuit, asking for an injunction pending the appeal and expedited treatment of the appeal. On November 6, 1998, the Third Circuit denied the motion for an injunction and granted the motion to expedite the appeal.

Beaver Valley Power Station (BVPS)

     BV Unit 1 went off-line January 30, 1998, due to an issue identified in a technical review completed by the Company. BV Unit 2 went off-line December 16, 1997, to repair the emergency air supply system to the control room and remained off-line due to other issues identified by a technical review similar to that performed at BV Unit 1. These technical reviews, which were in response to a 1997 commitment made by the Company to the NRC, have been completed. The Company was one of many utilities faced with similar issues, some of which date back to the initial start-up of BVPS. BV Unit 1 returned to service on August 15, 1998, and BV Unit 2 returned to service on September 28, 1998.

     BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. The units still have the capability to operate at 100 percent reactor power, although approximately 17 percent of BV Unit 1 and 3 percent of BV Unit 2 steam generator tubes have been removed from service. Material acceleration in the rate of ODSCC could lead to a loss in plant efficiency and significant repairs or replacement of BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is estimated at $125 million, $59 million of which would be the Company's responsibility. The earliest that the BV Unit 1 steam generators could be replaced during a currently scheduled refueling outage is the fall of 2001.

Year 2000

     Many existing computer programs and embedded microprocessors use only two digits to identify a year (for example, "98" is used to represent "1998"). Such programs read "00" as the year 1900, and thus may not recognize dates beginning with the year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered.

     Year 2000 Plan. In 1994, the Company began reviewing its critical information systems that impact operations and financial reporting in order to develop a strategy to address required computer software and system changes and upgrades. The Company has since assembled a Year 2000 team, comprised of management representatives from all functional areas of the Company, which continues to explore the exposure to Year 2000-related issues in computer software and in devices and equipment (such as plant components, elevators, and heating and cooling systems) containing embedded microprocessors that may not correctly identify the year. The team is also exploring potential related issues that may originate with third parties with whom the Company does business. To support the planning, organization and management of its efforts, the team has retained Year 2000 consultants.

     In general, the Company's overall strategy to address the Year 2000 issue is comprised of four components, which may overlap and be conducted simultaneously: inventory, assessment, remediation and testing and implementation. Inventory consists of identifying the various systems, components, equipment and third parties used in the Company's operations which may be faced with Year 2000 issues. The Company has been performing the inventory since the plan's inception, and completed it during the fourth quarter of 1998. Assessment consists of evaluating the inventoried items for Year 2000 compliance by, among other things, contacting vendors and inspecting software code and data. As of the date of this report, the Company has completed substantially all of its assessment. The Company is involved in ongoing discussions with its critical vendors, and will continue working with them throughout their transition to Year 2000 readiness. The remediation and testing and implementation components will concentrate first on those systems, components and equipment that substantially impact the Company's ability to perform its essential business functions ("mission critical"). During remediation, the Company will apply the solution selected for an item (e.g., whether to replace a product or vendor, employ a software upgrade, or revise existing software code). The Company has completed approximately 25% of the remediation it currently deems necessary. This remediation is in addition to previously planned improvements to the Company's systems with benefits beyond Year 2000 solutions, such as the total system replacements discussed below. Testing and implementation will consist of placing the renovated processes, systems, equipment and other items into use within the Company's operations. The Company expects remediation and testing and implementation to take place during the first quarter of 1999, with mission critical systems being compliant or appropriate contingency plans, if necessary, being developed by that time.

     Throughout the execution of its Year 2000 plan, the Company has been providing and will continue to provide information on its activities to the PUC, the NRC and the North American Electric Reliability Counsel (NERC), which coordinates the network of interconnected utilities across the nation. The Company's plan is in accordance with NRC guidelines, and the Company is working with the NRC to certify that its nuclear power station safety and operations systems, and issues related to suppliers, will be ready for the Year 2000. NERC has been requested by the DOE to review the national electric power production and delivery infrastructure to ensure a reliable power supply during the Year 2000 transition period. The Company is working with NERC to address these issues. The Company also participates in the Electric Power Research Institute's project to share information about technical issues regarding Year 2000 with other entities in the electric utility industry.

     Risks and Contingency Plans. The Company currently believes that implementation of its plan will minimize the Year 2000 issues relating to its systems and equipment. The Company's goal is to ensure that all components and services that in any material manner contribute to operational reliability, customer relations, safety, revenue, regulatory compliance and the Company's reputation will fully satisfy criteria regarding date-recognition and general integrity of such components and services, or be suitable for continued use with appropriate work-arounds or contingency plans. The Company currently is assessing its operations to determine the most likely worst-case scenario it could face as a result of the Year 2000 problem. Similarly, the Company currently is developing contingency plans in the event any part of its overall strategy should fail adequately to address the Year 2000 problem.

     Costs. The estimated total cost of implementing the Company's Year 2000 plan is approximately $45 million, which includes costs related to total system replacements (i.e., the Year 2000 solution comprises only a portion of the benefit resulting from such replacements). These costs to date, primarily incurred as a result of software and system changes and upgrades by Duquesne,
have been approximately $35 million.   Of this amount, approximately $31 million
are capital costs attributable to the licensing and installation of new software for total system replacements. The remaining $4 million has been expensed as incurred. Funds for the Company's Year 2000 plan have come from the Company's operating and capital budgets. Approximately $10 million has been budgeted for 1999 to address Year 2000 issues. Until the Company's remediation is completed, it cannot determine whether Year 2000 issues and related costs will be material to the Company's operations, financial condition and results of operations.

     The foregoing paragraphs contain forward-looking statements regarding the timetable, effectiveness and ultimate cost of the Company's Year 2000 strategy. Actual results could materially differ from those implied by such statements due to known and unknown risks and uncertainties, including, but not limited to, the possibility that changes and upgrades are not timely completed, that corrections to the systems of other companies on which the Company's systems rely may not be timely completed, and that such changes and upgrades may be incompatible with the Company's systems; the availability and cost of trained personnel; and the ability to locate and correct all relevant computer code and microprocessors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Funding for nuclear decommissioning costs is deposited by the Company in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at September 30, 1998 totaled approximately $56.2 million. The amount funded into the trusts is based on estimated returns which, if not achieved as projected, could require additional unanticipated funding requirements.

                         ______________________________

Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve a number of risks and uncertainties, and actual results may differ materially. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may affect the Company's operations, markets, products, services and prices. Such factors include, among others, the following: the Company's decision not to consummate the merger with AYE; Duquesne's upcoming plan to auction its generating assets; general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; pending regulatory decisions regarding industry restructuring in Pennsylvania; the loss of any significant customers; and changes in business strategy or development plans.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Eastlake Unit 5

     In September 1995, the Company commenced arbitration against Cleveland Electric Illuminating Company (CEI), a subsidiary of FirstEnergy Corp. (FirstEnergy) seeking damages, termination of the Operating Agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake, and the concealment by CEI of material information. In October 1995, CEI commenced an action against the Company in the Court of Common Pleas, Lake County, Ohio seeking to enjoin the Company from taking any action to effect a partition on the basis of a waiver of partition covenant contained in the deed to the land underlying Eastlake. CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of Eastlake. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division. Pursuant to the agreement in principle between Duquesne and FirstEnergy to exchange interests in certain power stations (see "Restructuring Plans and Regulatory Orders" discussion above), the parties jointly sought, and on October 26, 1998, received, a court order staying all proceedings in the Eastlake litigation pending complete execution of the exchange-related agreements.

AYE Merger

     On October 5, 1998, the Company announced its unilateral termination of the merger agreement. AYE promptly filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel the Company to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent the Company from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. More information regarding this termination is set forth in the Company's Current Report on Form 8-K dated October 5, 1998. A hearing was held on October 26, 1998, regarding AYE's motion for the temporary restraining order and preliminary injunction. On October 28, 1998, the judge denied the motion. On October 30, 1998, AYE appealed the judge's decision to the United States Court of Appeals for the Third Circuit, asking for an injunction pending the appeal and expedited treatment of the appeal. On November 6, 1998, the Third Circuit denied the motion for an injunction and granted the motion to expedite the appeal.

Item 5.  Other Information

     DQE previously reported that its 1998 Annual Meeting of Stockholders will be held on Tuesday, November 24, at 11:00 a.m. The record date for holders of both DQE Common Stock and DQE Preferred Stock, Series A (Convertible) was September 23, 1998.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:

     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                    Preferred and Preference Stock Dividend Requirements.
     EXHIBIT 27.1 - Financial Data Schedule

b. A Current Report on Form 8-K was filed October 5, 1998, to report the Company's termination of the merger agreement with AYE. No financial statements were filed with this report.

     A Current Report on Form 8-K was filed October 15, 1998, to report the execution by Duquesne and FirstEnergy Corp. of an agreement in principle to exchange interests in certain power stations. No financial statements were filed with this report.

                         _____________________________

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      DQE, Inc.
                                       ----------------------------------------
                                                    (Registrant)



Date   November 16, 1998                         /s/ Gary L. Schwass
       -----------------               -----------------------------------------
                                                     (Signature)
                                                   Gary L. Schwass
                                               Executive Vice President
                                             and Chief Financial Officer



Date   November 16, 1998                        /s/ Morgan K. O'Brien
       -----------------               -----------------------------------------
                                                     (Signature)
                                                  Morgan K. O'Brien
                                       Vice President, Treasurer and Controller
                                            (Principal Accounting Officer)