Form 10-Q
period 1999-03-31
DQE INC
filed 1999-05-11
CIK 846930

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended   March 31, 1999
                                    ------------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From __________ to __________

                            Commission File Number
                            ----------------------
                                    1-10290

                                  DQE, INC.
         ------------------------------------------------------------
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

DQE Common Stock, no par value - 76,209,421 shares outstanding as of March 31, 1999 and 75,676,788 shares outstanding as of April 30, 1999.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                     DQE
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                    (Thousands, Except Per Share Amounts)
                                 (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                              -------------------------------
                                                   1999               1998
                                              ------------       ------------
Operating Revenues
  Sales of Electricity                        $    266,755       $    274,129
  Other                                             59,300             24,646
                                              ------------       ------------
    Total Operating Revenues                       326,055            298,775
                                              ------------       ------------

Operating Expenses
  Fuel and purchased power                          46,911             59,533
  Other operating                                  115,066             80,025
  Maintenance                                       20,337             20,283
  Depreciation and amortization                     57,845             57,185
  Taxes other than income taxes                     24,174             19,932
                                              ------------       ------------
    Total Operating Expenses                       264,333            236,958
                                              ------------       ------------
OPERATING INCOME                                    61,722             61,817
                                              ------------       ------------
Other Income                                        35,749             31,418
                                              ------------       ------------
Interest and Other Charges                          27,100             27,618
                                              ------------       ------------
Income Before Income Taxes                          70,371             65,617
                                              ------------       ------------
Income Taxes                                        21,906             20,487
                                              ------------       ------------
NET INCOME                                          48,465             45,130
                                              ------------       ------------
DIVIDENDS ON PREFERRED STOCK                           392                 --
                                              ------------       ------------
EARNINGS AVAILABLE FOR COMMON
  STOCK                                       $     48,073       $     45,130
                                              ============       ============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                77,217             77,683
                                              ============       ============
BASIC EARNINGS PER
  SHARE OF COMMON STOCK                       $       0.62       $       0.58
                                              ============       ============
DILUTED EARNINGS PER
 SHARE OF COMMON STOCK                        $       0.61       $       0.57
                                              ============       ============
DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK                       $       0.38       $       0.36
                                              ============       ============

See notes to condensed consolidated financial statements.

                                      DQE
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                             March 31,              December 31,
ASSETS                                                                         1999                     1998
                                                                        -------------------      -------------------
Current assets:
  Cash and temporary cash investments                                     $         71,886         $        108,790
  Receivables                                                                      160,557                  165,794
  Other current assets, principally materials and supplies                          98,813                  100,168
                                                                          ----------------         ----------------
      Total current assets                                                         331,256                  374,752
                                                                          ----------------         ----------------
Long-term investments                                                              752,400                  750,796
                                                                          ----------------         ----------------
Property, plant and equipment                                                    4,924,099                4,884,138
Less:  Accumulated depreciation and amortization                                (3,165,634)              (3,167,328)
                                                                          ----------------         ----------------
      Property, plant and equipment - net                                        1,758,465                1,716,810
                                                                          ----------------         ----------------
Other non-current assets:
  Transition costs                                                               2,084,098                2,132,980
  Regulatory assets                                                                 61,848                   64,568
  Other                                                                            274,763                  207,657
                                                                          ----------------         ----------------
      Total other non-current assets                                             2,420,709                2,405,205
                                                                          ----------------         ----------------
          TOTAL ASSETS                                                    $      5,262,830         $      5,247,563
                                                                          ================         ================
LIABILITIES AND CAPITALIZATION
Notes payable and current maturities                                      $        214,866         $        100,822
                                                                          ----------------         ----------------
Other current liabilities                                                 $        227,783         $        253,442
                                                                          ----------------         ----------------
Deferred income taxes - net                                                        759,649                  777,017
                                                                          ----------------         ----------------
Deferred income                                                                    162,103                  156,579
                                                                          ----------------         ----------------
Beaver Valley lease liability                                                      475,570                  475,570
                                                                          ----------------         ----------------
Other non-current liabilities                                                      378,098                  371,653
                                                                          ----------------         ----------------
Commitments and contingencies (Note 4)
Capitalization:
  Long-term debt                                                                 1,324,802                1,364,879
                                                                          ----------------         ----------------
  Preferred and preference stock of subsidiaries                                   228,478                  228,282
                                                                          ----------------         ----------------
  Preferred stock                                                                   38,682                   35,274
                                                                          ----------------         ----------------
  Common shareholders' equity:
    Common stock - no par value (authorized - 187,500,000 shares;
         issued  109,679,154 shares)                                               993,489                  994,996
    Retained earnings                                                              888,483                  869,671
    Less treasury stock (at cost) (33,469,733 and 32,305,726
      shares, respectively)                                                       (432,933)                (385,976)
    Accumulated other comprehensive income                                           3,760                    5,354
                                                                          ----------------         ----------------
      Total common shareholders' equity                                          1,452,799                1,484,045
                                                                          ----------------         ----------------
          Total capitalization                                                   3,044,761                3,112,480
                                                                          ----------------         ----------------
          TOTAL LIABILITIES AND CAPITALIZATION                            $      5,262,830         $      5,247,563
                                                                          ================         ================

See notes to condensed consolidated financial statements.

                                      DQE
                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                         ----------------------------------------
                                                                               1999                      1998
                                                                         --------------            --------------
Cash Flows From Operating Activities
  Operations                                                             $      105,374            $      124,686
  Changes in working capital other than cash                                     19,987                   (43,781)
  Increase in ECR                                                                    --                    (7,270)
  Other                                                                         (28,550)                    1,804
                                                                         --------------            --------------
    Net Cash Provided By Operating Activities                                    96,811                    75,439
                                                                         --------------            --------------

Cash Flows From Investing Activities
  Acquisition of water companies                                                (56,031)                       --
  Capital expenditures                                                          (26,951)                  (42,638)
  Long-term investments                                                          (5,763)                  (12,495)
  Proceeds from the sale of investments                                          11,402                        --
  Other                                                                          (2,789)                    7,409
                                                                         --------------            --------------
    Net Cash Used in Investing Activities                                       (80,132)                  (47,724)
                                                                         --------------            --------------

Cash Flows From Financing Activities
  Repurchase of common stock                                                    (46,957)                       --
  Dividends on common stock                                                     (29,285)                  (27,963)
  Reductions of long term obligations  net                                       (4,808)                  (98,163)
  Increase in notes payable                                                      42,963                     2,921
  Other                                                                         (15,496)                   (7,036)
                                                                         --------------            --------------
    Net Cash Used in Financing Activities                                       (53,583)                 (130,241)
                                                                         --------------            --------------

Net decrease in cash and temporary cash investments                             (36,904)                 (102,526)
Cash and temporary cash investments at beginning of period                      108,790                   356,412
                                                                         --------------            --------------
Cash and temporary cash investments at end of period                     $       71,886            $      253,886
                                                                         ==============            ==============

Non-Cash Investing and Financing Activities
Preferred stock issued in conjunction with long-term investments         $        3,408            $       16,597
                                                                         ==============            ==============
Capital lease obligations recorded                                       $        5,984            $        2,552
                                                                         ==============            ==============


See notes to condensed consolidated financial statements.

                                      DQE
                STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                        -----------------------------
                                                            1999             1998
                                                        ------------     ------------
NET INCOME                                              $     48,465     $     45,130

Other Comprehensive Income:
  Unrealized holding gains (losses) during the
     quarter, net of tax of $(135) and $219                     (190)             308
  Less:  reclassification adjustment for gains
     included in net income, net of tax of $756 and $0        (1,404)              --
                                                        ------------     ------------
        Total Other Comprehensive Income                      (1,594)             308
                                                        ------------     ------------
Comprehensive Income                                    $     46,871     $     45,438
                                                        ============     ============

See notes to condensed consolidated financial statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   CONSOLIDATION, RECLASSIFICATIONS AND ACCOUNTING POLICIES

     DQE, Inc. (DQE) is a multi-utility delivery and services company. Its subsidiaries are Duquesne Light Company (Duquesne); AquaSource, Inc. (AquaSource); DQE Capital Corporation (DQE Capital); DQE Energy Services, Inc.
(DES); DQEnergy Partners, Inc. (DQEnergy); Duquesne Enterprises, Inc. (DE); and Montauk, Inc. (Montauk). DQE and its subsidiaries are collectively referred to as "the Company."

     The Company's utility operations include an electric utility engaged in the generation, transmission, distribution and sale of electric energy and a water resource management company that acquires, develops and manages water and wastewater utilities. The Company's expanded business lines offer a wide range of energy-related technologies, industrial and commercial energy services, telecommunications and other complementary services. The expanded business lines' initiatives include energy facility development and operation, domestic and international independent power production, the production and supply of innovative fuels, investments in communications systems and electronic commerce, and long-term investments. In addition, one of the Company's subsidiaries is a finance company that will provide financing for the expanded business lines.

     The Pennsylvania Public Utility Commission (PUC) has approved the Company's plan to divest itself of its generation assets through an auction (including an auction of its provider of last resort service), and the pending exchange of certain power station assets with FirstEnergy Corporation (FirstEnergy). Final agreements governing these transactions must be approved by various regulatory agencies. The Company currently expects these transactions to close in late 1999 or early 2000. (See "Rate Matters", Note 2, on page 7.)

     All material intercompany balances and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

     In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods and are normal, recurring adjustments. Prior periods have been reclassified to conform with accounting presentations adopted during 1999.

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

     As a result of the PUC's May 29, 1998, final order regarding the Company's restructuring plan under the Customer Choice Act (see "Rate Matters," Note 2, on page 7), the electricity generation portion of the Company's business does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). However, pursuant to the PUC's final restructuring order, certain of the Company's generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services (the electricity delivery business segment). The Company continues to apply SFAS No. 71 with respect to such assets. Additionally, pursuant to the PUC's final restructuring order, the Company is recovering its above-market investment in generation assets through the CTC, subject to receipt of the proceeds from the generation asset auction. Remaining fixed assets related to the generation portion of the Company's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). The electricity delivery business segment continues to meet SFAS No. 71 criteria and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to the Company, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters,"
Note 2, on page 7.)

     Through the Energy Cost Rate Adjustment Clause (ECR), the Company previously recovered (to the extent that such amounts were not included in base rates) nuclear fuel, fossil fuel and purchased power expenses. Also through the ECR, the Company passed to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). As a consequence of the PUC's final order regarding the Company's restructuring plan (see "Rate Matters," Note 2, on page 7), such fuel costs are no longer recoverable through the ECR. Instead, effective May 29, 1998 (the date of the PUC's final restructuring order), fuel costs are expensed as incurred and thus impact net income. Under-recoveries from customers prior to May 29, 1998, were recorded on the consolidated balance sheet as a regulatory asset. At March 31, 1999 and December 31, 1998, $42.7 million was receivable from customers. The Company expects to recover this amount through the CTC. (See "Restructuring Plan" discussion, Note 2, on page 8.)

     The Company's long-term investments include assets of nuclear decommissioning trusts and marketable securities accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains related to marketable securities were $6.4 million ($3.8 million, net of tax) at March 31, 1999, and $8.9 million ($5.4 million, net of tax) at December 31, 1998.

2.   RATE MATTERS

Competition and the Customer Choice Act

     Under historical ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers, along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this process, utilities had assets recorded on their balance sheets at above-market costs, thus creating transition and stranded costs.

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

Phase-In to Competition

     The phase-in to competition began in January 1999, when 66 percent of customers became eligible to participate in customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of April 30, 1999, approximately 13 percent of the Company's customers had chosen alternative generation suppliers. Customers that have chosen an electricity generation supplier other than the Company pay that supplier for generation charges, and pay the Company the CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from the Company pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges, and the CTC. Under the Customer Choice Act, an electric distribution company, such as Duquesne, remains a regulated utility and may only offer PUC-approved rates, including generation rates. Also under the Customer Choice Act, electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

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

Restructuring Plan

     In its May 29, 1998, final restructuring order, the PUC determined that the Company should recover most of the above-market costs of the generation assets, including plant and regulatory assets through the collection of the CTC from electric utility customers. The total of the transition costs to be recovered was $2,133 million ($1,485 million, net of tax) over a seven-year period beginning January 1, 1999, as may be adjusted to account for the proceeds of the generation asset auction. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. The Company is allowed to earn an 11 percent pre-tax return on the unrecovered balance.

     As part of its restructuring plan filing, the Company requested recovery of $11.5 million ($6.7 million, net of tax) through the CTC for energy costs previously deferred under the ECR. Recovery of this amount was approved in the PUC's final restructuring order. The Company also requested recovery of an additional $31.2 million ($18.2 million, net of tax) in deferred fuel costs. On December 18, 1998, the PUC denied recovery of this additional amount. The Company has appealed the PUC's denial of recovery to the Pennsylvania Commonwealth Court. Based upon the Customer Choice Act, which mandates recovery of all regulatory assets, and the PUC's specific authorization for the Company to create a regulatory asset for these costs, the Company believes that it is probable that these costs will be recovered through retail rates. In the event that the Company does not prevail in its appeal, these costs would be written off as a charge against income.

     Restructuring Plan and Auction Plan. With respect to transition cost recovery, the PUC's final order on the restructuring plan approved Duquesne's proposal to auction its generation assets and use the proceeds to offset transition costs. The remaining balance of such costs (with certain exceptions described below) is expected to be recovered from ratepayers through the CTC. Until the divestiture is complete, Duquesne has been ordered to use an interim system average CTC and price to compare based on the methodology approved in its pilot program (approximately 2.9 cents per KWH for the CTC and approximately 3.8 cents per KWH for the price to compare).

     On December 18, 1998, the PUC approved Duquesne's auction plan, including an auction of its provider of last resort service, as well as an agreement in principle to exchange certain generation assets with FirstEnergy. The assets to be auctioned will include Duquesne's wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations to be received from FirstEnergy in the power station exchange described below. The auction plan calls for a two-phase, sealed bid process similar to that used in other power plant divestitures. The initial confidential bidding process began in April 1999, with potential buyers identified by Duquesne being asked to submit non-binding bids. Final agreements governing the transactions must be approved by various regulatory agencies, including the PUC, the FERC, the NRC, the Department of Justice and/or the Federal Trade Commission. Duquesne currently expects the sale to close at the end of 1999 or the beginning of 2000.

     Power Station Exchange. Pursuant to the definitive agreements entered into on March 25, 1999 (which remain subject to regulatory approval), Duquesne and FirstEnergy will exchange ownership interests in certain power stations. Duquesne will receive 100 percent ownership rights in three coal-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 MW), which the Company expects to sell simultaneously as part of the auction of generation assets. FirstEnergy will acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 MW). In connection with the power station exchange, the Company anticipates terminating the BV Unit 2 lease in December 1999. (See "Financing," discussion on page 19.) Pursuant to the December 18, 1998, PUC order and subject to final approval, the proceeds from the sale of the power stations received in the exchange will be used to offset the transition costs associated with Duquesne's currently-held generation assets and costs associated with completing the exchange. Duquesne expects this exchange to enhance the value received from the auction, because participants will bid on plants that are wholly owned by Duquesne, rather than plants that are jointly owned and/or operated by another entity. Additionally, the auction will include only coal- and oil-fired plants, which are anticipated to have a higher market value than nuclear plants. These value-enhancing features, along with a minimum level of auction proceeds guaranteed by FirstEnergy, are expected to maximize auction proceeds, minimize transition costs required to be recovered through the CTC (by shortening the length of the CTC recovery period), and thus reduce customer bills as rapidly as possible. Other benefits of this exchange include the resolution of all joint ownership issues, and other risks and costs associated with the jointly-owned units. In December 1998 the PUC said the exchange appears to be in the public interest. The definitive exchange agreement was submitted in early May 1999 for PUC approval. Certain aspects of the exchange will also have to be approved by, among other agencies, the FERC, the NRC and the Department of Justice. The power station exchange is expected to occur simultaneously with the anticipated closing of the sale of Duquesne's generation through the auction at the end of 1999 or in early 2000.

Termination of the AYE Merger

     On October 5, 1998, the Company announced its unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). The Company believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel the Company to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent the Company from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. The parties continue to litigate this matter. (See "Legal Proceedings" on page 27.) In a letter dated February 24, 1999, the PUC informed the Company that the merger application was deemed withdrawn and the docket was closed.


3.   RECEIVABLES

     The components of receivables for the periods indicated are as follows:

                                                       March 31,    March 31,    December 31,
                                                         1999         1998          1998
                                                        (Amounts in Thousands of Dollars)
---------------------------------------------------------------------------------------------
Electric customer accounts receivable                   $ 88,970     $ 84,323     $ 87,262
Water customer accounts receivable                        16,093        1,281       10,591
Other utility receivables                                 33,941       19,894       25,412
Other receivables                                         81,626       33,403       51,944
Less:  Allowance for uncollectible accounts              (10,073)     (16,322)      (9,415)
---------------------------------------------------------------------------------------------
Receivables less allowance for uncollectible accounts    210,557      122,579      165,794
Less:  Receivables sold                                  (50,000)          --           --
=============================================================================================
     Total Receivables                                  $160,557     $122,579     $165,794
=============================================================================================

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The accounts receivable sales agreement, which expires in June 1999, is one of many sources of funds available to the Company. The Company currently anticipates extending the agreement upon expiration. At March 31, 1999, the Company had sold $50 million of receivables. At March 31 and December 31, 1998, the Company had not sold any receivables.

4.   COMMITMENTS AND CONTINGENCIES

     The Company anticipates divesting itself of its generation assets through the auction and the power station exchange by early 2000 and, depending on the regulatory approvals of the final agreements regarding the divestiture, expects certain obligations related to the divested assets will be transferred to the future owners. (See "Restructuring Plan" discussion, Note 2, on page 8.)

Construction

     The Company currently estimates that during 1999 it will spend, excluding the Allowance for Funds Used During Construction and nuclear fuel, approximately $110 million for electric utility construction, including $30 million for generation, and approximately $25 million for water utility construction.

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

  Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at March 31, 1999, totaled approximately $65.8 million.

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

  The Company's share of insurance coverage for property damage, decommissioning and decontamination liability is $1.2 billion. The Company would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, the Company could be assessed retrospective premiums totaling a maximum of $7.3 million. The Company also participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. Subject to the policy deductible, terms and limit, the coverage provides for a weekly indemnity of the estimated incremental costs during the 162-week period starting 17 weeks after an accident, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, the Company could be assessed retrospective premiums totaling a maximum of $2.6 million.

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

  The Company has undertaken certain measures, such as increased inspections, water chemistry control and tube plugging, to minimize the operational impact of and reduce susceptibility to ODSCC. Although the Company has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of the BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is currently estimated at $125 million. The Company would be responsible for $59 million of this total, which includes the cost of equipment removal and replacement steam generators, but excludes replacement power costs. The earliest that the BV Unit 1 steam generators could be replaced during a currently scheduled refueling outage is the spring of 2003.

  The Company continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages. However, the Company may be required to perform an earlier inspection of BV Unit 1's tubes and other equipment during a mid-cycle outage in 1999, to comply with NRC requirements to conduct such inspections at BV Unit 1 at least every 20 months. The Company has requested permission from the NRC to postpone these inspections until BV Unit 1's next refueling outage, currently scheduled to begin in the spring of 2000. The Company completed its inspection of BV Unit 2's tubes during a forced outage in 1998 to comply with NRC requirements to conduct such inspections at BV Unit 2 at least every 24 months. BV Unit 2 completed its seventh and, at 44 days, shortest refueling outage in early April 1999. No steam generator tube inspections were performed during the refueling outage, and none will be performed until the next refueling outage, currently scheduled for the fall of 2000. The Company will continue to monitor and evaluate the condition of the BVPS steam generators.

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

  In early 1997, the Company joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997, and affirmed on rehearing May 5, 1998, denied the relief requested by the utilities and states and permitted the DOE to pursue alternative dispute resolution, but prohibited the DOE from using its lack of a spent fuel repository as a defense. The United States Supreme Court declined to review the decision. The utilities' remaining remedies are to sue the DOE in federal court for money damages caused by the DOE's delay in fulfilling its obligations, or to pursue an equitable contract adjustment before the DOE contracting officer.

  Uranium Enrichment Obligations. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992, and are to be paid by such utilities over a 15-year period. At March 31, 1999, the Company's liability for contributions is being recovered through the CTC as part of transition costs.

Guarantees

  The Company and the other owners of Bruce Mansfield Power Station (Bruce Mansfield) have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At March 31, 1999, the Company's share of these guarantees was $5.7 million.

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

Employees

  As previously reported, in connection with the anticipated divestiture, Duquesne has developed early retirement programs and enhanced separation packages. To date, approximately 250 eligible employees have elected to participate in early retirement.

Other

  The Company is involved in various other legal proceedings and environmental matters. The Company believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.

5.   BUSINESS SEGMENTS AND RELATED INFORMATION

  Historically, Duquesne has been treated as a single integrated business segment due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers which was cost-based and was designed to recover the Company's operating expenses and investment in electric utility assets and to provide a return on the investment. As a result of the Customer Choice Act, generation of electricity is deregulated and charged at a separate rate from the delivery of electricity beginning in the first quarter of 1999. For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
131), the Company is required to disclose information about its business segments separately.

Accordingly, the Company has used the PUC-approved separate rates for 1999 to develop the financial information of the business segments for the period ended March 31, 1998 (or as of December 31, 1998, with respect to assets).

  Beginning in 1999, the Company has three principal business segments (determined by products, services and regulatory environment) which consist of the transmission and distribution by Duquesne of electricity (electricity delivery business segment); the generation by Duquesne of electricity (electricity generation business segment); and the collection of transition costs (CTC business segment). To comply with SFAS No. 131, the Company has reported the results for the first quarter of 1999 by these business segments and an "all other" category. The all other category in the following table includes the expanded business lines and Duquesne investments below the quantitative threshold for separate disclosure. These expanded business lines include water utilities, energy products and services, electronic commerce, and other activities. Intercompany eliminations primarily relate to intercompany sales of electricity, property rental, management fees and dividends. However, as the Company was not yet collecting transition costs prior to 1999, the 1998 results are reported by the electricity delivery and electricity generation business segments.

  Financial data for business segments is provided as follows:

Business Segments for the Three Months Ended March 31,


1999                                                             (Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------------------------
                             Electricity     Electricity                          All           Elimina-
                              Delivery        Generation          CTC            Other           tions         Consolidated
                          ---------------------------------------------------------------------------------------------------
Operating revenues             $   82,320         $106,631      $   93,025      $   48,453         $(4,374)        $  326,055
Operating expenses                 39,161          119,748           4,093          49,094          (5,608)           206,488
Depreciation and
     amortization expense          14,510            9,145          29,633           4,557              --             57,845
-----------------------------------------------------------------------------------------------------------------------------
     Operating income
      (loss)                       28,649          (22,262)         59,299          (5,198)          1,234             61,722
Other income                        1,183            2,433              --          34,575          (2,442)            35,749
Interest and other charges          8,886            2,097          11,708           5,023            (614)            27,100
-----------------------------------------------------------------------------------------------------------------------------
     Income (loss) before          20,946          (21,926)         47,591          24,354            (594)            70,371
      taxes
Income taxes                        7,518          (10,698)         19,750           5,336              --             21,906
-----------------------------------------------------------------------------------------------------------------------------
     Net income (loss)         $   13,428         $(11,228)     $   27,841      $   19,018         $  (594)        $   48,465
=============================================================================================================================

Assets                         $1,303,555         $558,409      $2,084,098      $1,316,768         $    --         $5,262,830
=============================================================================================================================

Capital expenditures           $   13,426         $  2,989      $       --      $   10,536         $    --         $   26,951
=============================================================================================================================


1998                                                               (Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------------------
                                     Electricity      Electricity
                                      Delivery        Generation       All Other      Eliminations        Consolidated
                                 ----------------------------------------------------------------------------------------
Operating revenues                      $   78,943       $  206,214     $   16,814           $(3,196)          $  298,775
Operating expenses                          38,548          131,198         14,910            (4,883)             179,773
Depreciation and
     amortization expense                   12,345           43,783          1,057                --               57,185
-------------------------------------------------------------------------------------------------------------------------
     Operating income                       28,050           31,233            847             1,687               61,817
Other income                                 1,469            2,427         29,849            (2,327)              31,418
Interest and other charges                   9,600           14,920          3,146               (48)              27,618
-------------------------------------------------------------------------------------------------------------------------
     Income (loss) before taxes             19,919           18,740         27,550              (592)              65,617
Income taxes                                 7,964            6,989          5,534                --               20,487
-------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                  $   11,955       $   11,751     $   22,016           $  (592)          $   45,130
=========================================================================================================================

Assets (1)                              $1,314,266       $2,711,533     $1,221,764           $    --           $5,247,563
=========================================================================================================================

Capital expenditures                    $    8,938       $    4,446     $   29,254           $    --           $   42,638
=========================================================================================================================


(1) Relates to assets as of December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with DQE, Inc. and its subsidiaries' Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1998 and the condensed consolidated financial statements, which are set forth on pages 2 through 14 in Part I, Item 1 of this Report.

General
--------------------------------------------------------------------------------
     DQE, Inc. (DQE) is a multi-utility delivery and services company. Its subsidiaries are Duquesne Light Company (Duquesne); AquaSource, Inc. (AquaSource); DQE Capital Corporation (DQE Capital); DQE Energy Services, Inc.
(DES); DQEnergy Partners, Inc. (DQEnergy); Duquesne Enterprises, Inc. (DE); and Montauk, Inc. (Montauk). DQE and its subsidiaries are collectively referred to as "the Company."

  The Company's utility operations include an electric utility engaged in the generation, transmission, distribution and sale of electric energy and a water resource management company that acquires, develops and manages water and wastewater utilities. The Company's expanded business lines offer a wide range of energy-related technologies, industrial and commercial energy services, telecommunications, and other complementary services. The expanded business lines' initiatives include energy facility development and operation, domestic and international independent power production, the production and supply of innovative fuels, investments in communications systems and electronic commerce, and long-term investments. In addition, one of the Company's subsidiaries is a finance company that will provide financing for the expanded business lines.

  The Pennsylvania Public Utility Commission (PUC) has approved the Company's plan to divest itself of its generation assets through an auction (including an auction of its provider of last resort service), and the pending exchange of certain power station assets with FirstEnergy Corporation (FirstEnergy). Final agreements governing these transactions must be approved by various regulatory agencies. The Company currently expects these transactions to close in late 1999 or early 2000. (See "Rate Matters" on page 21.)

The Company's Service Areas

  The Company's electric utility operations provide service to customers in Allegheny County (including the City of Pittsburgh), Beaver County and to a limited extent Westmoreland County. (See "Rate Matters" on page 21.) This territory represents approximately 800 square miles in southwestern Pennsylvania. In addition to serving approximately 580,000 direct customers, the Company's utility operations also sell electricity to other utilities.

  The Company's water operations currently provide service to approximately 335,000 water and wastewater customer connections and commercial bottled water customers in 10 states and Canada.

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

  As a result of the PUC's May 29, 1998, final order regarding the Company's restructuring plan under the Customer Choice Act (see "Rate Matters" on page
21), the electricity generation portion of the Company's business does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). However, pursuant to the PUC's final restructuring order, certain of the Company's generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services (the electricity delivery business segment). The Company continues to apply SFAS No. 71 with respect to such assets. Additionally, pursuant to the PUC's final restructuring order, the Company is recovering its above-market investment in generation assets through the CTC, subject to receipt of the proceeds from the generation asset auction. Remaining fixed assets related to the generation portion of the Company's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to the Company, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 21.)

Results of Operations
--------------------------------------------------------------------------------
Overall Performance

     Earnings per share increased 6.9 percent in the first quarter of 1999, to $0.62. This improvement resulted from a 6.6 percent increase in earnings available for common stock coupled with a 1.2 million share reduction in outstanding common stock. The net income contribution from Duquesne increased by $2.4 million as the result of increased sales and decreased interest costs. The net income contribution from the Company's expanded business lines increased by $0.6 million, the result of the continuing water aggregation strategy.

Results by Business Segment

  Historically, Duquesne has been treated as a single integrated business segment due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers which was cost-based and was designed to recover the Company's operating expenses and investment in electric utility assets and to provide a return on the investment. As a result of the Customer Choice Act, generation of electricity is deregulated and charged at a separate rate from the delivery of electricity beginning in the first quarter of 1999. For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
131), the Company is required to disclose information about its business segments separately. Accordingly, the Company has used the PUC-approved separate rates for 1999 to develop the financial information of the business segments for 1998.

     Beginning in 1999, the Company has three principal business segments (determined by products, services and regulatory environment): (1) the transmission and distribution by Duquesne of electricity (electricity delivery business segment), (2) the generation by Duquesne of electricity (electricity generation business segment), and (3) the collection of transition costs (CTC business segment). The Company has reported the results for the first quarter of 1999 by these business segments and an "all other" category. The all other category includes the Company's expanded business lines and Duquesne investments. These expanded business lines include water utilities, energy products and services and other activities. Intercompany transactions primarily relate to sales of electricity, property rental, management fees and dividends. However, as the Company was not yet collecting transition costs prior to 1999, the 1998 results are reported by the electricity delivery and electricity generation business segments. (Additional information regarding the Company's business segments is set forth in "Business Segments and Related Information," Note 5 to the consolidated financial statements on page 12.)

     Electricity Delivery Business Segment. The electricity delivery business segment contributed $13.4 million to net income in the first quarter of 1999 compared to $12.0 million in the first quarter of 1998, an increase of 12.3 percent. Operating revenues for this business segment are primarily derived from the Company's delivery of electricity.

     Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

     Operating revenues increased by $3.4 million or 4.3 percent in the first quarter of 1999 due to an increase in electricity usage customers of 1.9 percent. Industrial sales decreased primarily due to a reduction in electricity consumption by steel manufacturers, which experienced a decline in demand. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.


--------------------------------------------------------------------------------
                                                      KWH Delivered
                                           -------------------------------------
                                                      (In Millions)
                                           -------------------------------------
March 31,                                     1999         1998        Change
--------------------------------------------------------------------------------
Residential                                    916.6         868.4        5.6 %
Commercial                                   1,440.3       1,379.7        4.4 %
Industrial                                     850.9         900.9       (5.6)%
--------------------------------------------------------------------
     Sales to Electric Utility Customers     3,207.8       3,149.0        1.9 %
================================================================================

     Operating expenses for the electricity delivery business segment are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; and non-income taxes, such as property and payroll taxes. Operating expenses increased $0.6 million or 1.6 percent in the first quarter of 1999.

     Depreciation and amortization expense increased $2.2 million or 17.5 percent in the first quarter of 1999 due to additions to the plant and equipment.

     Other income is primarily comprised of interest and dividend income. A decrease of $0.3 million or 19.5 percent was the result of lower interest income from a smaller amount of cash available for investing in the first quarter of 1999.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne. In the first quarter of 1999, there was $0.7 million or 7.4 percent less in interest and other charges compared to the first quarter of 1998. The decrease was the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

     Electricity Generation and CTC Business Segments. In the first quarter of 1999, the electricity generation and CTC business segments reported net income of $16.6 million compared to $11.8 million for the first quarter of 1998, an increase of 41.4 percent.

     During 1998, five percent of the Company's electric utility customers participated in the customer choice pilot program under the Customer Choice Act, and purchased electricity from alternative generation suppliers. Beginning in the first quarter of 1999, up to 66 percent of the Company's electric utility customers are eligible to participate in customer choice. Currently approximately 13 percent of the Company's customers are purchasing electricity from alternative generation suppliers.

     For the electricity generation and CTC business segments, operating revenues are primarily derived from the Company's supply of electricity for delivery to retail customers, the supply of electricity to wholesale customers and, beginning in 1999, the collection of generation-related transition costs from electricity delivery customers. Under fuel cost recovery provisions effective in the first quarter of 1998, fuel revenues generally equaled fuel expense, as costs were recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR), including the fuel component of purchased power, and did not affect net income. In 1999, due to the PUC's final restructuring order, fuel costs are expensed as incurred, and impact net income to the extent fuel costs exceed amounts included in Duquesne's authorized generation rates. (See "Rate Matters" on page 21.)

     Energy requirements for electric utility customers are reduced as more customers participate in customer choice. Energy requirements for residential and commercial customers are also influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements for industrial customers are also influenced by national and global economic conditions.

     Short-term sales to other utilities are made at market rates. Fluctuations in electricity sales to other utilities are related to the Company's customer energy requirements, the energy market and transmission conditions, and the availability of the Company's generating stations. Future levels of short-term sales to other utilities will be affected by market rates, the level of participation in customer choice, and the Company's divestiture of its generation assets. (See "Rate Matters" on page 21.)

     Operating revenues decreased by $6.6 million or 3.2 percent in the first quarter of 1999. The decrease in revenues can be attributed to a decrease in energy supplied to electric utility customers due to increased participation in customer choice. Partially offsetting this decrease was a 74.6 percent increase in energy supplied to other utilities in the first quarter of 1999, due to the Company's decision to sell 600 MW to licensed generation suppliers to stimulate competition, and increased capacity available to sell as a result of participation in customer choice. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.

-------------------------------------------------------------------------------
                                                         KWH Supplied
                                         --------------------------------------
                                                         (In Millions)
March 31,                                      1999         1998       Change
-------------------------------------------------------------------------------
Residential                                    822.7        826.3      (0.4)%
Commercial                                   1,152.4      1,310.5     (12.1)%
Industrial                                     822.6        888.9      (7.5)%
-------------------------------------------------------------------
     Sales to Electric Utility Customers     2,797.7      3,025.7      (7.5)%
-------------------------------------------------------------------
Sales to Other Utilities                       662.6        379.4      74.6 %
-------------------------------------------------------------------
     Total Sales                             3,460.3      3,405.1       1.6 %
===============================================================================

     Operating expenses for the electricity generation and CTC business segments are primarily made up of energy costs; costs to operate and maintain the power stations; administrative expenses; and non-income taxes, such as property and payroll taxes.

     Fluctuations in energy costs generally result from changes in the cost of fuel, the mix between coal and nuclear generation, total KWH supplied, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings for the first quarter of 1998.

     Operating expenses decreased $7.4 million or 5.6 percent in the first quarter of 1999 as a result of decreased energy costs, partially offset by increased non-energy operating costs and taxes.

     In the first quarter of 1999, fuel and purchased power expense decreased by $12.6 million or 21.2 percent compared to the first quarter of 1998. This decrease was the result of decreased energy costs due to a favorable power supply mix. During the first quarter of 1998, reduced availability of nuclear generating stations due to an increase in outage hours required the Company to purchase power and generate power from the higher fuel cost fossil stations.

     Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment, accrued nuclear decommissioning costs and the amortization of transition costs. A decrease of $5.0 million or 11.4 percent in the first quarter of 1999 was the result of accelerated transition cost reduction efforts during that period. Beginning in 1999, the Company is recovering its $2,133 million ($1,485 million, net of tax) of transition costs, as may be adjusted to account for the proceeds of the generation asset auction, through the CTC and is reflecting amortization expense related to this recovery based upon the level of KWH delivered.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne. In the first quarter of 1999 there was a $1.1 million or 7.5 percent reduction in interest and other charges compared to the first quarter of 1998. The decrease reflected the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

     Increased taxable income during the first quarter of 1999 resulted in higher income tax expense by $2.1 million or 29.5 percent.

     All Other. The all other category contributed $19.0 million to net income in the first quarter of 1999 compared to $22.0 million in the first quarter of 1998, a decrease of 13.6 percent.

     Operating revenues primarily include revenues from operating activities of the expanded business lines. Operating revenues increased in the first quarter of 1999 by $31.6 million to almost triple the level in the first quarter of 1998. This increase was primarily the result of increased revenues from AquaSource and Control Solutions (a subsidiary of DE).

     Operating expenses include expenses from operating activities of the expanded business lines and Duquesne investments. In the first quarter of 1999, operating expenses increased $34.2 million or more than triple the level in the first quarter of 1998. The growth of the expanded business lines' start-up and developmental activities and acquisitions accounted for most of the increase.

     Depreciation and amortization expense primarily includes the depreciation of plant and equipment of the expanded business lines and amortization of certain investments. In the first quarter of 1999, depreciation and amortization expense increased by $3.5 million, primarily due to the acquisition of water and water-related companies by AquaSource throughout 1998.

     Other income primarily includes long-term investment income, and interest and dividend income related to the expanded business lines and Duquesne investments. Other income in the first quarter of 1999 was $4.7 million or 15.8 percent higher than in the first quarter of 1998. This increase was the result of new investments made by the expanded business lines throughout 1998.

     Interest and other charges are made up of interest on long-term debt, other interest and preferred stock dividends of the expanded business lines, and Duquesne investments. An increase of $1.9 million or 59.7 percent in the first quarter of 1999 was the result of higher long-term debt expense associated with higher average borrowings outstanding.

Liquidity and Capital Resources
-------------------------------------------------------------------------------
Financing

     The Company expects to meet its current obligations and debt maturities through the year 2003 with funds generated from operations, through new financings and short-term borrowings, and through the proceeds from the auction of generation assets. To the extent that acquisition and long-term investment opportunities prior to the generation divestiture exceed current expectations, the

Company may explore various financing alternatives. At March 31, 1999, the Company was in compliance with all of its debt covenants.

     On April 23, 1999, the Company incorporated DQE Capital, a finance company subsidiary. DQE Capital has been authorized to issue up to $500 million in debt securities in order to fund the expanded business lines.

     Mortgage bonds in the amount of $75 million will mature in July 1999. The Company expects to retire these bonds with available cash, or to refinance the bonds.

     In connection with the power station exchange with FirstEnergy, the Company anticipates terminating the BV Unit 2 lease in December 1999, in which case the lease liability recorded on the consolidated balance sheet would no longer be an obligation of the Company. The underlying collateralized lease bonds ($371.0 million at March 31, 1999) would become obligations of the Company and be recorded on the consolidated balance sheet. The Company anticipates redeeming the bonds on December 1, 2002 (the first redemption date), using funds generated from operations, the generation asset auction proceeds, the CTC, and/or through new financings. The Company would also pay approximately $230 million in termination costs, which the Company expects to recover through the proceeds of the generation asset auction and the CTC. (See "Power Station Exchange" discussion on page 22.)

  In connection with customer choice, cash flow from Duquesne's operations will be reduced by an amount equal to the price to compare applicable to those customers choosing alternative generation suppliers. This reduction is expected to be offset in large part by reduced cash requirements associated with supplying energy. The current impact on cash flows at Duquesne is also minimized, as Duquesne continues to collect the CTC. A greater impact is anticipated to occur when, as part of the divestiture, Duquesne auctions its provider of last resort service and all customers will be buying generation from alternative suppliers. The greatest impact is expected to occur when the CTC collection period is completed. However, it is anticipated that Duquesne will apply the proceeds of the auction of its generation assets and provider of last resort service in a manner that would reduce the impact of any resulting shortfall by the end of the CTC collection period. The foregoing statements are forward-looking regarding the impact on cash flows of customer choice and Duquesne's divestiture. Actual results could materially differ from those implied by such statements due to known and unknown risks and uncertainties, including, but not limited to, the amount and timing of the receipt of auction proceeds. (See "Restructuring Plan" on page 22.)

  As of March 31, 1999, 386,660 shares of Preferred Stock, Series A (Convertible), $100 liquidation preference per share (DQE Preferred Stock), were outstanding, including 34,077 shares issued in the first quarter of 1999.

  The Company and an unaffiliated corporation have an agreement that entitles the Company to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The Company currently anticipates extending the accounts receivable sale arrangement upon its expiration in June 1999. At March 31, 1999, the Company had sold $50 million of receivables.

     The Company maintains two extendable revolving credit facilities, one for $125 million which expires in June 1999 and one for $150 million which expires in October 1999. At March 31, 1999, $42 million was outstanding under the $125 million facility, and no amounts were outstanding under the $150 million facility. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. Each facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. The Company also has an aggregate of $150 million in bank term loans outstanding at March 31, 1999, with $65 million maturing in 2000 and $85 million maturing in 2001.

     The Company repurchased shares of its common stock on the open market during the first quarter of 1999.

Investments and Acquisitions
-------------------------------------------------------------------------------
     The Company has historically made long-term investments in leases, affordable housing, gas reserves and energy solutions. The Company is studying restructuring its current investment portfolio, and is considering proposals for the divestiture of its $120 million portfolio of affordable housing investments. Investing activities during the first three months of 1999 and 1998 totaled approximately $6 million and $12 million, respectively.

     In the first three months of 1999 the Company issued 34,077 shares of DQE Preferred Stock, as part of a total investment of approximately $220 million in water companies.

Rate Matters
-------------------------------------------------------------------------------
Competition and the Customer Choice Act

     Under historical ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers, along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this process, utilities had assets recorded on their balance sheets at above-market costs, thus creating transition and stranded costs.

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

Phase-In to Competition

     The phase-in to competition began in January 1999, when 66 percent of customers became eligible to participate in customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of April 30, 1999, approximately 13 percent of the Company's customers had chosen alternative generation suppliers. Customers that have chosen an electricity generation supplier other than the Company pay that supplier for generation charges, and pay the Company the CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from the Company pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges, and the CTC. Under the Customer Choice Act, an electric distribution company, such as Duquesne, remains a regulated utility and may only offer PUC-approved rates, including generation rates. Also under the Customer Choice Act, electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

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

Restructuring Plan

     In its May 29, 1998, final restructuring order, the PUC determined that the Company should recover most of the above-market costs of the generation assets, including plant and regulatory assets through the collection of the CTC from electric utility customers. The total of the transition costs to be recovered was $2,133 million ($1,485 million, net of tax) over a seven-year period beginning January 1, 1999, as may be adjusted to account for the proceeds of the generation asset auction. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. The Company is allowed to earn an 11 percent pre-tax return on the unrecovered balance.

     As part of its restructuring plan filing, the Company requested recovery of $11.5 million ($6.7 million, net of tax) through the CTC for energy costs previously deferred under the ECR. Recovery of this amount was approved in the PUC's final restructuring order. The Company also requested recovery of an additional $31.2 million ($18.2 million, net of tax) in deferred fuel costs. On December 18, 1998, the PUC denied recovery of this additional amount. The Company has appealed the PUC's denial of recovery to the Pennsylvania Commonwealth Court. Based upon the Customer Choice Act, which mandates recovery of all regulatory assets, and the PUC's specific authorization for the Company to create a regulatory asset for these costs, the Company believes that it is probable that these costs will be recovered through retail rates. In the event that the Company does not prevail in its appeal, these costs would be written off as a charge against income.

     Restructuring Plan and Auction Plan. With respect to transition cost recovery, the PUC's final order on the restructuring plan approved Duquesne's proposal to auction its generation assets and use the proceeds to offset transition costs. The remaining balance of such costs (with certain exceptions described below) is expected to be recovered from ratepayers through the CTC. Until the divestiture is complete, Duquesne has been ordered to use an interim system average CTC and price to compare based on the methodology approved in its pilot program (approximately 2.9 cents per KWH for the CTC and approximately 3.8 cents per KWH for the price to compare).

     On December 18, 1998, the PUC approved Duquesne's auction plan, including an auction of its provider of last resort service, as well as an agreement in principle to exchange certain generation assets with FirstEnergy. The assets to be auctioned will include Duquesne's wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations to be received from FirstEnergy in the power station exchange described below. The auction plan calls for a two-phase, sealed bid process similar to that used in other power plant divestitures. The initial confidential bidding process began in April 1999, with potential buyers identified by Duquesne being asked to submit non-binding bids. Final agreements governing the transactions must be approved by various regulatory agencies, including the PUC, the FERC, the NRC, the Department of Justice and/or the Federal Trade Commission. Duquesne currently expects the sale to close at the end of 1999 or the beginning of 2000.

     Power Station Exchange. Pursuant to the definitive agreements entered into on March 25, 1999 (which remain subject to regulatory approval), Duquesne and FirstEnergy will exchange ownership interests in certain power stations. Duquesne will receive 100 percent ownership rights in three coal-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 MW), which the Company expects to sell simultaneously as part of the auction of generation assets. FirstEnergy will acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and

Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 MW). In connection with the power station exchange, the Company anticipates terminating the BV Unit 2 lease in December 1999. (See "Financing," discussion on page 19) Pursuant to the December 18, 1998, PUC order and subject to final approval, the proceeds from the sale of the power stations received in the exchange will be used to offset the transition costs associated with Duquesne's currently-held generation assets and costs associated with completing the exchange. Duquesne expects this exchange to enhance the value received from the auction, because participants will bid on plants that are wholly owned by Duquesne, rather than plants that are jointly owned and/or operated by another entity. Additionally, the auction will include only coal- and oil-fired plants, which are anticipated to have a higher market value than nuclear plants. These value-enhancing features, along with a minimum level of auction proceeds guaranteed by FirstEnergy, are expected to maximize auction proceeds, minimize transition costs required to be recovered through the CTC (by shortening the length of the CTC recovery period), and thus reduce customer bills as rapidly as possible. Other benefits of this exchange include the resolution of all joint ownership issues, and other risks and costs associated with the jointly-owned units. In December 1998 the PUC said the exchange appears to be in the public interest. The definitive exchange agreement was submitted in early May 1999 for PUC approval. Certain aspects of the exchange will also have to be approved by, among other agencies, the FERC, the NRC and the Department of Justice. The power station exchange is expected to occur simultaneously with the anticipated closing of the sale of Duquesne's generation through the auction at the end of 1999 or in early 2000.

Termination of the AYE Merger

     On October 5, 1998, the Company announced its unilateral termination of the merger agreement between the Company and Allegheny Energy, Inc. (AYE). The Company believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel the Company to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent the Company from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. The parties continue to litigate this matter. (See "Legal Proceedings" on page 27.) In a letter dated February 24, 1999, the PUC informed the Company that the merger application was deemed withdrawn and the docket was closed.

Year 2000
-------------------------------------------------------------------------------
  Many existing computer programs and embedded microprocessors use only two digits to identify a year (for example, "99" is used to represent "1999"). Such programs read "00" as the year 1900, and thus may not recognize dates beginning with the year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered.

  Year 2000 Plan. The Company fully expects normal operations into the Year 2000 and beyond as a result of the extensive and systematic approach the Company has taken to address the Year 2000 issue. In 1994, the Company began reviewing its critical information systems that impact operations and financial reporting in order to develop a strategy to address required computer software and system changes and upgrades. The Company has since assembled a Year 2000 team, comprised of management representatives from all functional areas of the Company, which continues to explore the exposure to Year 2000-related issues in computer software and in devices and equipment (such as plant components, substations, elevators, and heating and cooling systems) containing embedded microprocessors that may not correctly identify the year. The team is also exploring potential related issues that may originate with third parties with whom the Company does business. To support the planning, organization and management of its efforts, the team has retained Year 2000 consultants.

  In general, the Company's overall strategy to address the Year 2000 issue is comprised of four phases that, in some cases, are performed simultaneously. These phases are: inventory, assessment, remediation, and testing and implementation.

  Inventory consists of identifying the various components, equipment, hardware, and software used in the Company's operations that may potentially be faced with Year 2000 issues. The Company inventoried over 100,000 items during this phase of the project. The inventory process involved reviewing existing listings and subsequent verification through physical inspections and walk-downs. This inventory effort was completed during the fourth quarter of 1998.

  Assessment consists of evaluating all inventoried items for Year 2000 compliance or readiness. This was accomplished by contacting the vendors and manufacturers, inspecting software and code, researching the results of other companies' assessment of like components, and various other means. Assessment activities were completed during the first quarter of 1999. The Company's business is dependent upon external suppliers for the reliable delivery of their products and services. The Company has inquired in writing of its suppliers and service providers with regard to their Year 2000 readiness. The Company continues to meet with critical suppliers and service providers to further validate evidence of their Year 2000 readiness.

  Remediation refers to the activities necessary to fix or replace those components that have Year 2000 issues that will adversely affect the Company's operations. Remediation concentrates first on those systems, components, and equipment that substantially impact the Company's ability to perform its essential business functions ("mission critical"). Remediation of mission critical systems was completed during the first quarter of 1999. This remediation is in addition to previously planned improvements to the Company's systems with benefits beyond Year 2000 solutions, such as total system replacements discussed below.

  Testing and implementation consists of placing renovated processes, systems, equipment, and other items into use within the Company's operations. Testing is performed on all mission critical processes, whether or not remediation activities were involved in the process. Testing and implementation of mission critical processes was substantially completed in the first quarter of 1999.

  Throughout the execution of its Year 2000 plan, the Company has been providing and will continue to provide information on its activities to the PUC, the NRC and the North American Electric Reliability Counsel (NERC), which coordinates the network of interconnected utilities across the nation. The Company's plan is in accordance with NRC guidelines, and the Company is working with the NRC to certify that its nuclear power station safety and operations systems, and issues related to suppliers, will be ready for the Year 2000. NERC has been requested by the DOE to review the national electric power production and delivery infrastructure to ensure a reliable power supply during the Year 2000 transition period. The Company is working with NERC to address these issues through monthly status reporting and participation in regional Year 2000 tests. The Company participated in the industry-wide NERC communication drill that was conducted on April 9, 1999. All of the Company's communications systems exercised in this drill performed as expected. The Company will also be participating in the NERC Year 2000 readiness drill to be conducted on September 9, 1999. The Company also participates in the Electric Power Research Institute's project to share information about technical issues regarding Year 2000 with other entities in the electric utility industry.

     Risks and Contingency Plans. The Company currently believes that implementation of its plan will minimize the Year 2000 issues relating to its systems and equipment. The Company's goal is to ensure that all components and services that in any material manner contribute to operational reliability, customer relations, safety, revenue, and regulatory compliance will be suitable for continued use beyond December 31, 1999. The Company understands that many variables outside the control of the Company may have an adverse affect on the ability of the Company to perform its mission critical processes. Management believes that the most reasonably likely worst case scenario would be a temporary disruption of service to customers caused by potential disruptions in the operations of critical suppliers, such as fuel supply or telecommunications. In addition, there could be a temporary reduction in energy needs of customers due to their Year 2000 issues. In the event either scenario occurs, it is not anticipated that the Company would incur a material adverse impact on financial position or the consolidated results of operations.

     In the normal course of business, the Company has developed redundant operations and contingency plans to minimize the risk of interrupted operations. As part of the Year 2000 program, the Company has reviewed these plans in terms of Year 2000 related risks, and either refined the existing plans or developed new contingency plans for all mission critical processes. These contingency plans address training, testing and rehearsal of procedures, as well as the need for back-up equipment. The contingency plans also include provisions for extra staffing and back-up communications. The Company continues to review its operations and its critical external suppliers and service providers, in order to determine any adverse scenarios it could face as a result of Year 2000 problems. To date, nothing has been found that would prevent the Company from generating or providing electricity to the public.

  Costs.   The estimated total cost of implementing the Company's Year 2000 plan is approximately $49 million, which includes costs related to total system replacements (i.e., the Year 2000 solution comprises only a portion of the benefit resulting from such replacements). These costs to date, primarily incurred as a result of software and system changes and upgrades by Duquesne, have been approximately $39 million. Of this amount, approximately $35 million are capital costs attributable to the licensing and installation of new software for total system replacements. The remaining $4 million has been expensed as incurred. Funds for the Company's Year 2000 plan have come from the Company's operating and capital budgets. Approximately $10 million has been budgeted for 1999 to address Year 2000 issues. The Company does not anticipate that Year 2000 issues and related costs will be material to the Company's operations, financial condition and results of operations.

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





Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Funding for nuclear decommissioning costs is deposited by the Company in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at March 31, 1999 totaled approximately $65.8 million. The amount funded into the trusts is based on estimated returns which, if not achieved as projected, could require additional unanticipated funding requirements.

                         ______________________________

Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may affect the Company's operations, markets, products, services and prices, and include, among others, the following: the Company's decision not to consummate the merger with AYE; the related lawsuit initiated by AYE; Duquesne's plan to auction its generating assets; the power station exchange; general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; pending regulatory decisions regarding industry restructuring in Pennsylvania; the loss of any significant customers; and changes in business strategy or development plans.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Eastlake Unit 5

     In September 1995, the Company commenced arbitration against The Cleveland Electric Illuminating Company (CEI), seeking damages, termination of the operating agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of Eastlake. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Pursuant to the agreement regarding the power station exchange between Duquesne and FirstEnergy, the parties have jointly sought and received a court order staying all proceedings pending the closing of the exchange. (See "Power Station Exchange" discussion on page 22.)

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

     The Company continues to believe that AYE's claim is entirely without merit in light of the $1 billion disallowance of its stranded costs, which constituted a material adverse effect under the merger agreement and entitled the Company to terminate it as of October 5, 1998. The Company will continue to defend itself vigorously against AYE's claims and intends to pursue a prompt resolution of the litigation. The ultimate outcome of this suit cannot be determined at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

a.   On April 27, 1999, DQE held its 1999 Annual Meeting of Stockholders.

b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement dated March 10, 1999, and all nominees were elected.

c.   Two proposals were submitted to stockholders for a vote at the Annual
     Meeting.

     Proposal 1 was the election of four directors to the Board of Directors to serve until the 2002 Annual Meeting and until their respective successors have been chosen and qualified. The vote on this proposal was as follows:

     Nominee             Type of Stock      For     Withheld  Broker Non-Votes
     ------------------  -------------  ----------  --------  ----------------

     Sigo Falk             Common       67,679,710   794,846      2,579,778
                           Preferred       852,111        --             --

     Eric W. Springer      Common       67,471,614   794,846      2,579,778
                           Preferred       852,111        --             --

     The following Directors terms continue after the Annual Meeting of
     Stockholders:
     until 2000 - Daniel Berg, Robert P. Bozzone, William H. Knoell and Thomas
     J. Murrin;
     until 2001 - Doreen E. Boyce and, David D. Marshall.

     Proposal 2 was the ratification of the appointment, by the Board of Directors, of Deloitte & Touche LLP as independent public accountants to audit the books of the Company for the year ending December 31, 1999. The vote on this proposal was as follows:


     Type of Stock       For       Against   Broker Non-Votes   Abstain
     -------------   ----------    -------   ----------------   -------

     Common          67,618,469    319,279       2,579,778      465,342
     Preferred          852,111         --              --           --


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:

     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                    Preferred and Preference Stock Dividend Requirements.

     EXHIBIT 27.1 - Financial Data Schedule

b. Two reports on Form 8-K were filed during the fiscal quarter ended March 31, 1999:

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



                                                  DQE, Inc.
                                  ----------------------------------------
                                                (Registrant)



Date        May 11, 1999                    /s/ Gary L. Schwass
       ----------------------     ----------------------------------------
                                                (Signature)
                                              Gary L. Schwass
                                          Executive Vice President
                                        and Chief Financial Officer



Date        May 11, 1999                   /s/ Morgan K. O'Brien
       ----------------------     ----------------------------------------
                                                (Signature)
                                             Morgan K. O'Brien
                                  Vice President, Treasurer and Controller
                                       (Principal Accounting Officer)