Form 10-Q
period 1999-06-30
DQE INC
filed 1999-08-16
CIK 846930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 1999
                                    -----------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

                             COMMISSION FILE NUMBER
                             ----------------------
                                    1-10290

                                   DQE, INC.
                                   ---------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              PENNSYLVANIA                             25-1598483
              ------------                             ----------
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                    CHERRINGTON CORPORATE CENTER, SUITE 100
         500 CHERRINGTON PARKWAY, CORAOPOLIS, PENNSYLVANIA  15108-3184
         -------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (412) 269-0700


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X      NO
                                          ---        ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

DQE COMMON STOCK, NO PAR VALUE 75,619,996 SHARES OUTSTANDING AS OF JUNE 30, 1999 AND 75,303,247 SHARES OUTSTANDING AS OF JULY 31, 1999.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                      DQE
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
               (Thousands, Except Per Share Amounts)  (Unaudited)

                                                         Three Months Ended                           Six Months Ended
                                                              June 30,                                    June 30,
                                                   --------------------------------          ---------------------------------
                                                        1999               1998                     1999               1998
                                                   ------------       -------------            ------------       ------------
Operating Revenues
  Sales of Electricity                             $    254,167       $    275,186             $    520,922       $    549,315
  Other                                                  72,662             28,324                  131,962             52,970
                                                   ------------       ------------             ------------       ------------
    Total Operating Revenues                            326,829            303,510                  652,884            602,285
                                                   ------------       ------------             ------------       ------------
Operating Expenses
  Fuel and purchased power                               49,669             71,575                   96,580            131,108
  Other operating                                       112,858             73,993                  218,312            154,018
  Maintenance                                            23,434             15,669                   43,771             35,952
  Depreciation and amortization                          53,041             57,649                  110,886            114,834
  Taxes other than income taxes                          23,246             19,675                   45,920             39,607
                                                   ------------       ------------             ------------       ------------
    Total Operating Expenses                            262,248            238,561                  515,469            475,519
                                                   ------------       ------------             ------------       ------------
OPERATING INCOME                                         64,581             64,949                  137,415            126,766
                                                   ------------       ------------             ------------       ------------
 Other Income                                            37,357             28,129                   73,106             59,547
                                                   ------------       ------------             ------------       ------------
Interest and Other Charges                               38,006             27,313                   74,718             54,931
                                                   ------------       ------------             ------------       ------------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                     63,932             65,765                  135,803            131,382
                                                   ------------       ------------             ------------       ------------
Income Taxes                                             22,326             25,561                   45,732             46,048
                                                   ------------       ------------             ------------       ------------
INCOME BEFORE EXTRAORDINARY ITEM                         41,606             40,204                   90,071             85,334
EXTRAORDINARY ITEM (NET OF TAX)                              --            (82,548)                      --            (82,548)
                                                   ------------       ------------             ------------       ------------
NET INCOME (LOSS) AFTER EXTRAORDINARY ITEM         $     41,606       $    (42,344)            $     90,071       $      2,786
                                                   ============       ============             ============       ============
DIVIDENDS ON PREFERRED STOCK                                336                 --                      728                 --
                                                   ------------       ------------             ------------       ------------
EARNINGS AVAILABLE FOR
  COMMON STOCK                                     $     41,270       $    (42,344)            $     89,343       $      2,786
                                                   ============       ============             ============       ============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                     75,776             77,720                   76,493             77,702
                                                   ============       ============             ============       ============

BASIC EARNINGS (LOSS) PER
  SHARE OF COMMON STOCK:

        BEFORE EXTRAORDINARY ITEM                  $       0.55       $       0.52             $       1.17       $       1.10
                                                   ============       ============             ============       ============
        EXTRAORDINARY ITEM                         $         --       $      (1.06)            $         --       $      (1.06)
                                                   ============       ============             ============       ============
        AFTER EXTRAORDINARY ITEM                   $       0.55       $      (0.54)            $       1.17       $       0.04
                                                   ============       ============             ============       ============

DILUTED EARNINGS (LOSS) PER
 SHARE OF COMMON STOCK:

        BEFORE EXTRAORDINARY ITEM                  $       0.53       $       0.51             $       1.14       $       1.08
                                                   ============       ============             ============       ============
        EXTRAORDINARY ITEM                         $         --       $      (1.04)            $         --       $      (1.06)
                                                   ============       ============             ============       ============
        AFTER EXTRAORDINARY ITEM                   $       0.53       $      (0.53)            $       1.14       $       0.02
                                                   ============       ============             ============       ============
DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK                            $       0.38       $       0.36             $       0.76       $       0.72
                                                   ============       ============             ============       ============

See notes to condensed consolidated financial statements.

                                      DQE
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                             June 30,               December 31,
ASSETS                                                                         1999                     1998
                                                                        -------------------      -------------------
Current assets:
  Cash and temporary cash investments                                     $         75,399         $        108,790
  Receivables                                                                      161,528                  165,794
  Other current assets, principally materials and supplies                         123,590                  100,168
                                                                          ----------------         ----------------
      Total current assets                                                         360,517                  374,752
                                                                          ----------------         ----------------
Long-term investments                                                              734,691                  750,796
                                                                          ----------------         ----------------
Property, plant and equipment                                                    4,987,197                4,884,138
Less:  Accumulated depreciation and amortization                                (3,186,335)              (3,167,328)
                                                                          ----------------         ----------------
      Property, plant and equipment - net                                        1,800,862                1,716,810
                                                                          ----------------         ----------------
Other non-current assets:
  Transition costs                                                               2,040,473                2,132,980
  Regulatory assets                                                                 62,153                   64,568
  Other                                                                            306,403                  207,657
                                                                          ----------------         ----------------
      Total other non-current assets                                             2,409,029                2,405,205
                                                                          ----------------         ----------------
          TOTAL ASSETS                                                    $      5,305,099         $      5,247,563
                                                                          ================         ================
LIABILITIES AND CAPITALIZATION
Notes payable and current maturities                                      $        392,602         $        100,822
                                                                          ----------------         ----------------
Other current liabilities                                                          177,097                  253,442
                                                                          ----------------         ----------------
Deferred income taxes - net                                                        773,580                  777,017
                                                                          ----------------         ----------------
Deferred income                                                                    150,347                  156,579
                                                                          ----------------         ----------------
Beaver Valley lease liability                                                      475,570                  475,570
                                                                          ----------------         ----------------
Other non-current liabilities                                                      352,804                  371,653
                                                                          ----------------         ----------------
Commitments and contingencies (Note 4)
Capitalization:
  Long-term debt                                                                 1,271,213                1,364,879
                                                                          ----------------         ----------------
  Preferred and preference stock of subsidiaries                                   228,940                  228,282
                                                                          ----------------         ----------------
  Preferred stock                                                                   38,802                   35,274
                                                                          ----------------         ----------------
  Common shareholders' equity:
    Common stock - no par value (authorized - 187,500,000 shares;
         issued - 109,679,154 shares)                                              994,226                  994,996
    Retained earnings                                                              900,977                  869,671
    Less treasury stock (at cost) (33,996,458 and 32,305,726
      shares, respectively)                                                       (456,703)                (385,976)
    Accumulated other comprehensive income                                           5,644                    5,354
                                                                          ----------------         ----------------

      Total common shareholders' equity                                          1,444,144                1,484,045
                                                                          ----------------         ----------------
          Total capitalization                                                   2,983,099                3,112,480
                                                                          ----------------         ----------------
          TOTAL LIABILITIES AND CAPITALIZATION                            $      5,305,099         $      5,247,563
                                                                          ================         ================

See notes to condensed consolidated financial statements.

                                      DQE
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                         ----------------------------------------
                                                                               1999                      1998
                                                                         --------------            --------------
Cash Flows From Operating Activities
  Operations                                                             $      208,860            $      277,992
  Changes in working capital other than cash                                    (45,457)                 (130,956)
  Increase in ECR                                                                    --                   (19,219)
  Other                                                                         (41,380)                    7,766
                                                                         --------------            --------------
    Net Cash Provided By Operating Activities                                   122,023                   135,583
                                                                         --------------            --------------

Cash Flows From Investing Activities
  Acquisition of water companies                                               (116,870)                  (29,203)
  Capital expenditures                                                          (71,355)                  (68,705)
  Long-term investments                                                         (17,064)                  (26,575)
  Payment of funding obligations                                                (14,477)                       --
  Proceeds from the sale of investments                                          49,297                        --
  Other                                                                          (8,023)                      858
                                                                         --------------            --------------
    Net Cash Used in Investing Activities                                      (178,492)                 (123,625)
                                                                         --------------            --------------

Cash Flows From Financing Activities
  Repurchase of common stock                                                    (70,727)                       --
  Dividends on common stock                                                     (58,037)                  (55,953)
  Reductions of long term obligations - net                                      (9,097)                  (36,938)
  Increase in notes payable                                                     174,538                     4,404
  Other                                                                         (13,599)                  (10,669)
                                                                         --------------            --------------
    Net Cash Used in Financing Activities                                        23,078                   (99,156)
                                                                         --------------            --------------

Net decrease in cash and temporary cash investments                             (33,391)                  (87,198)
Cash and temporary cash investments at beginning of period                      108,790                   356,412
                                                                         --------------            --------------
Cash and temporary cash investments at end of period                     $       75,399            $      269,214
                                                                         ==============            ==============

Non-Cash Investing and Financing Activities
Preferred stock issued in conjunction with long-term investments         $        3,528            $       20,936
                                                                         ==============            ==============
Capital lease obligations recorded                                       $        5,988            $        4,941
                                                                         ==============            ==============
Equity funding obligations recorded                                      $        1,232            $           --
                                                                         ==============            ==============


See notes to condensed consolidated financial statements.

                                      DQE
                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                             (Thousands of Dollars)
                                  (Unaudited)

                                                          Three Months Ended                       Six Months Ended
                                                               June 30,                                June 30,
                                                        1999              1998                 1999                1998
                                                     ----------        -----------          -----------        ------------

NET INCOME                                         $     41,606     $     (42,344)        $     90,071      $        2,786

Other Comprehensive Income:
  Unrealized holding gains (losses)
     net of tax of $1,336, $(963),
     $1,202 and $(745), respectively                      1,885            (1,359)               1,695              (1,050)
  Less:  reclassification adjustment for
     gains included in net income, net of
     tax of $0, $0, $756 and $0, respectively                --                --               (1,404)                 --
                                                   ------------      ------------         ------------        ------------
        Total Other Comprehensive Income                  1,885            (1,359)                 291              (1,050)
                                                   ------------      ------------         ------------        ------------

Comprehensive Income                               $     43,491     $     (43,703)        $     90,362      $        1,736
                                                   ============      ============         ============       =============

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

     The Company's largest subsidiary, Duquesne, is an electric utility engaged in the generation, transmission, distribution and sale of electric energy. The Company's expanded business lines offer a wide range of energy-related technologies, industrial and commercial energy services, telecommunications and other complementary services. The expanded business lines' initiatives also include a water resource management company that acquires, develops and manages water and wastewater utilities, energy facility development and operation, domestic and international independent power production, the production and supply of innovative fuels, investments in communications systems and electronic commerce, and long-term investments. DQE Capital provides financing for the expanded business lines.

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

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

     As a result of the PUC's May 29, 1998, final order regarding the Company's restructuring plan under the Customer Choice Act (see "Rate Matters," Note 2, on page 7), the electricity generation portion of the Company's business does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, fixed assets related to the generation portion of the Company's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). Pursuant to the PUC's final restructuring order, certain of the Company's generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services (the electricity delivery business segment), and have been reclassified accordingly. Additionally, pursuant to the PUC's final restructuring order, the Company is recovering its above-market investment in generation assets through the CTC, subject to receipt of the proceeds from the generation asset auction. The electricity delivery business segment continues to meet SFAS No. 71 criteria and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to the Company, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters," Note 2, on page 7.)

     Through the Energy Cost Rate Adjustment Clause (ECR), the Company previously recovered (to the extent that such amounts were not included in base rates) nuclear fuel, fossil fuel and purchased power expenses. Also through the ECR, the Company passed to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). As a consequence of the PUC's final order regarding the Company's restructuring plan (see "Rate Matters," Note 2, on page 7), such costs are no longer recoverable through the ECR. Instead, effective May 29, 1998 (the date of the PUC's final restructuring order), such costs are expensed as incurred and thus impact net income. Under-recoveries from customers prior to May 29, 1998, were recorded on the consolidated balance sheet as a regulatory asset. At June 30, 1999 and December 31, 1998, $42.7 million was receivable from customers. The Company expects to recover this amount through the CTC. (See "Restructuring Plan" discussion, Note 2, on page 8.)

     The Company's long-term investments include assets of nuclear decommissioning trusts and marketable securities accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains related to marketable securities were $9.6 million ($5.6 million, net of tax) at June 30, 1999, and $8.9 million ($5.4 million, net of tax) at December 31, 1998.

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

Phase-In to Competition

     The phase-in to competition began in January 1999, when 66 percent of customers became eligible to participate in customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of June 30, 1999, approximately 14 percent of the Company's customers had chosen alternative generation suppliers. Customers that have chosen an electricity generation supplier other than the Company pay that supplier for generation charges, and pay the Company the CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from the Company pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges, and the CTC. Under the Customer Choice Act, an electric distribution company, such as Duquesne, remains a regulated utility and may only offer PUC-approved rates, including generation rates. Also under the Customer Choice Act, electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

     In an effort to "jumpstart" competition, the Company had made 600 megawatts
(MW) of power available through the first six months of 1999 to licensed electric generation suppliers, to be used to supply electricity to Duquesne's customers who had chosen alternative generation suppliers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, has been imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plan

     In its May 29, 1998, final restructuring order, the PUC determined that the Company should recover most of the above-market costs of the generation assets, including plant and regulatory assets through the collection of the CTC from electric utility customers. The total of the transition costs to be recovered was $1,485 million, net of tax, over a seven-year period beginning January 1, 1999, as may be adjusted to account for the proceeds of the generation asset auction. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. The Company is allowed to earn an 11 percent pre-tax return on the unrecovered, net of tax balance of transition costs, as adjusted following the generation asset auction.

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

     Restructuring Plan and Auction Plan. With respect to transition cost recovery, the PUC's final order on the restructuring plan approved Duquesne's proposal to auction its generation assets and use the proceeds to offset transition costs. The remaining balance of such costs (with certain exceptions described below) is expected to be recovered from ratepayers through the CTC. Until the divestiture is complete, Duquesne has been ordered to use an interim CTC and price to compare for each rate class based on the methodology approved in its pilot program (on average, approximately 2.9 cents per kilowatt hour
(KWH) for the CTC and approximately 3.8 cents per KWH for the price to compare).

     On December 18, 1998, the PUC approved Duquesne's auction plan, including an auction of its provider of last resort service, as well as an agreement in principle to exchange certain generation assets with FirstEnergy. The assets to be auctioned will include Duquesne's wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations to be received from FirstEnergy in the power station exchange described below. The auction plan calls for a two-phase, sealed bid process similar to that used in other power plant divestitures. The initial confidential bidding process began in April 1999, with potential buyers identified by Duquesne being asked to submit non-binding bids. Qualified applicants have been asked to submit binding, second-round bids, due in September 1999. Final agreements governing the transactions must be approved by various regulatory agencies, including the PUC, the FERC, the NRC, and the Federal Trade Commission. Duquesne currently expects the sale to close at the end of 1999 or the beginning of 2000.

     Power Station Exchange. Pursuant to the definitive agreements entered into on March 25, 1999, Duquesne and FirstEnergy will exchange ownership interests in certain power stations. Duquesne will receive 100 percent ownership rights in three coal-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 MW), which the Company expects to sell as part of the auction of generation assets. FirstEnergy will acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 MW). In connection with the power station exchange, the Company anticipates terminating the BV Unit 2 lease in December 1999. (See "Financing," discussion on page 22.) Pursuant to the December 18, 1998, PUC order and subject to final approval, the proceeds from the sale of the power stations received in the exchange will be used to offset the transition costs associated with Duquesne's currently-held generation assets and costs associated with completing the exchange. Duquesne expects this exchange to enhance the value received from the auction, because participants will bid on entire plants, rather than plants that are jointly owned and/or operated by another entity. Additionally, the auction will include only coal-and oil-fired plants, which are anticipated to have a higher market value than nuclear plants. These value-enhancing features, along with a minimum level of auction proceeds guaranteed by FirstEnergy, are expected to maximize auction proceeds, minimize transition costs required to be recovered through the CTC (by shortening the length of the CTC recovery period), and thus reduce customer bills as rapidly as possible. Other benefits of this exchange include the resolution of all joint ownership issues, and other risks and costs associated with the jointly-owned units. The Federal Trade Commission approved the exchange on June 30, 1999. The PUC approved the definitive exchange agreement on July 15, 1999, having found the exchange to be in the public interest. Certain aspects of the exchange have yet to be approved by, among other agencies, the FERC, the NRC and, solely with respect to reliability issues, the Public Utilities Commission of Ohio. The power station exchange is expected to occur at the end of 1999 or in early 2000. (See "Legal Proceedings" on page 30.)

Termination of the AYE Merger

     On October 5, 1998, the Company announced its unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). The Company believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel the Company to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent the Company from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. The parties continue to litigate this matter. (See "Legal Proceedings" on page 30.) In a letter dated February 24, 1999, the PUC informed the Company that the merger application was deemed withdrawn and the docket was closed.


3.   RECEIVABLES

     The components of receivables for the periods indicated are as follows:

                                                                   June 30,           June 30,       December 31,
                                                                     1999               1998            1998
                                                                        (Amounts in Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------
Electric customer accounts receivable                               $ 86,136          $ 87,830         $ 87,262
Water customer accounts receivable                                    27,606             3,610           10,591
Other utility receivables                                             22,154            20,907           25,412
Other receivables                                                     86,301            40,582           51,944
Less:  Allowance for uncollectible accounts                          (10,669)          (16,784)          (9,415)
---------------------------------------------------------------------------------------------------------------
Receivables less allowance for  uncollectible accounts               211,528           136,145          165,794
Less:  Receivables sold                                              (50,000)               --               --
===============================================================================================================
     Total Receivables                                              $161,528          $136,145         $165,794
===============================================================================================================

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The accounts receivable sales agreement, the expiration of which has been extended until late August 1999, is one of many sources of funds available to the Company. The Company currently anticipates further extending the agreement or replacing it with a similar arrangement upon expiration. At June 30, 1999, the Company had sold $50 million of receivables. At June 30 and December 31, 1998, the Company had not sold any receivables.

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

  Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at June 30, 1999, totaled approximately $69.4 million.

  As part of the power station exchange, FirstEnergy has agreed to assume the decommissioning liability for each of the nuclear plants in exchange for the balance in the decommissioning trust funds, plus the decommissioning costs to be collected through the CTC, as approved by the PUC.

  Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $9.7 billion. The maximum available private primary insurance of $200 million has been purchased by the Company. Additional protection of $9.5 billion would be provided by an assessment of up to $88.1 million per incident on each licensed nuclear unit in the United States. The Company's maximum total possible assessment, $66.1 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If assessments from the nuclear industry prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the industry.

  The Company's share of insurance coverage for property damage, decommissioning and decontamination liability is $1.2 billion. The Company would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, the Company could be assessed retrospective premiums totaling a maximum of $7.9 million. The Company also participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. Subject to the policy deductible, terms and limit, the coverage provides for a weekly indemnity of the estimated incremental costs during a period of approximately three years, starting 12 weeks after an accident, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, the Company could be assessed retrospective premiums totaling a maximum of $2.9 million.

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

  The Company continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages. BV Unit 1's next refueling outage is currently scheduled to begin in the spring of 2000. BV Unit 2's next refueling outage is currently scheduled for the fall of 2000. The Company will continue to monitor and evaluate the condition of the BVPS steam generators.

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

  Uranium Enrichment Obligations. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992, and are to be paid by such utilities over a 15-year period. At June 30, 1999, the Company's liability for contributions is being recovered through the CTC as part of transition costs.

Guarantees

  The Company and the other owners of Bruce Mansfield Power Station (Bruce Mansfield) have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At June 30, 1999, the Company's share of these guarantees was $5.4 million.

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

5.   BUSINESS SEGMENTS AND RELATED INFORMATION

     Historically, Duquesne has been treated as a single integrated business segment due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers which was cost-based and was designed to recover the Company's operating expenses and investment in electric utility assets and to provide a return on the investment. As a result of the Customer Choice Act, generation of electricity is deregulated and charged at a separate rate from the delivery of electricity beginning in 1999. For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), the Company is required to disclose information about its business segments separately. Accordingly, the Company has used the PUC-approved separate rates for 1999 to develop the financial information of the business segments for the three and six months ended June 30, 1998 (or as of December 31, 1998, with respect to assets).

  Beginning in 1999, the Company has three principal business segments (determined by products, services and regulatory environment) which consist of the transmission and distribution by Duquesne of electricity (electricity delivery business segment); the generation by Duquesne of electricity (electricity generation business segment); and the collection of transition costs (CTC business segment). To comply with SFAS No. 131, the Company has reported the results for 1999 by these business segments and an "all other" category. The all other category in the following table includes the expanded business lines and Duquesne investments below the quantitative threshold for separate disclosure. These expanded business lines include water utilities, energy products and services, electronic commerce, and other activities. Intercompany eliminations primarily relate to intercompany sales of electricity, property rental, management fees and dividends. However, as the Company was not yet collecting transition costs prior to 1999, the 1998 results are reported by the electricity delivery and electricity generation business segments.

  Financial data for business segments is provided as follows:

Business Segments for the Three Months Ended

June 30, 1999                                                     (Thousands of Dollars)
--------------------------------------------------------------------------------------------------------------------------
                                  Electricity       Electricity                        All       Elimina-
                                   Delivery          Generation          CTC          Other       tions       Consolidated
                                 -----------------------------------------------------------------------------------------
Operating revenues               $    81,077   $       102,782    $    89,380   $    57,965    $  (4,375)     $    326,829
Operating expenses                    42,101           110,294          3,933        59,679       (6,800)          209,207
Depreciation and
     amortization expense             12,981             9,096         25,430         5,534           --            53,041
--------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)          25,995           (16,608)        60,017        (7,248)       2,425            64,581
Other income                           1,412             3,032             --        38,161       (5,248)           37,357
Interest and other charges             9,157            11,814         12,007         7,258       (2,230)           38,006
--------------------------------------------------------------------------------------------------------------------------
     Income (loss) before taxes       18,250           (25,390)        48,010        23,655         (593)           63,932
Income taxes                           7,192           (11,418)        19,925         6,627           --            22,326
--------------------------------------------------------------------------------------------------------------------------
     Net income (loss)           $    11,058   $       (13,972)   $    28,085   $    17,028    $    (593)     $     41,606
==========================================================================================================================
Assets                           $ 1,303,969   $       536,680    $ 2,040,473   $ 1,423,977    $      --      $  5,305,099
==========================================================================================================================
Capital expenditures             $    15,218   $         9,127    $        --   $    20,059    $      --      $     44,404
==========================================================================================================================


June 30, 1998                                                              (Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------
                                         Electricity    Electricity       All         Elimina-
                                          Delivery       Generation       Other        tions         Consolidated
                                        --------------------------------------------------------------------------------
Operating revenues                      $   76,355   $   210,681    $    19,477    $    (3,003)      $   303,510
Operating expenses                          37,102       128,004         19,276         (3,470)          180,912
Depreciation and
     Amortization expense                   12,512        44,041          1,096             --            57,649
----------------------------------------------------------------------------------------------------------------
     Operating income                       26,741        38,636           (895)           467            64,949
Other income                                 1,359         2,451         26,021         (1,702)           28,129
Interest and other charges                   9,432        14,661          3,254            (34)           27,313
----------------------------------------------------------------------------------------------------------------
     Income (loss) before taxes             18,668        26,426         21,872         (1,201)           65,765
Income taxes                                 8,931        12,158          4,472             --            25,561
----------------------------------------------------------------------------------------------------------------
     Net income (loss)
          before extraordinary item     $    9,737   $    14,268    $    17,400    $    (1,201)      $    40,204

Extraordinary item, net of tax                  --       (82,548)            --             --           (82,548)
---------------------------------------------------------------------------------------------------------------
     Net income
          after extraordinary item      $    9,737   $   (68,280)   $    17,400    $    (1,201)      $   (42,344)
================================================================================================================

Assets (1)                              $1,314,266   $ 2,711,533    $ 1,221,764    $        --       $ 5,247,563
================================================================================================================

Capital expenditures                    $   10,173   $    11,064    $     4,830    $        --       $    26,067
================================================================================================================

(1)  Relates to assets as of December 31, 1998.

Business Segments for the Six Months Ended

June 30, 1999                                                     (Thousands of Dollars)
--------------------------------------------------------------------------------------------------------------------------------
                               Electricity       Electricity                        All
                                Delivery          Generation          CTC          Other          Eliminations    Consolidated
                           -----------------------------------------------------------------------------------------------------
Operating revenues                $    163,398   $       209,413    $   182,404   $   106,418    $        (8,749)   $    652,884
Operating expenses                      80,841           219,351          8,026       108,773            (12,408)        404,583
Depreciation and
     Amortization expense               27,492            18,241         55,063        10,090                 --         110,886
--------------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)            55,065           (28,179)       119,315       (12,445)             3,659         137,415

Other income                             2,595             5,465             --        72,736             (7,690)         73,106
Interest and other charges              18,043            23,522         23,715        12,282             (2,844)         74,718
--------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before taxes         39,617           (46,236)        95,600        48,009             (1,187)        135,803
Income taxes                            15,130           (21,035)        39,675        11,962                 --          45,732
--------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)            $     24,487   $       (25,201)   $    55,925   $    36,047    $        (1,187)   $     90,071
================================================================================================================================
Assets                            $  1,303,969   $       536,680    $ 2,040,473   $ 1,423,977    $            --    $  5,305,099
================================================================================================================================
Capital expenditures              $     28,644   $        12,116    $        --   $    30,595    $            --    $     71,355
================================================================================================================================


June 30, 1998                                                       (Thousands of Dollars)
----------------------------------------------------------------------------------------------------------------------------
                                        Electricity         Electricity
                                          Delivery          Generation        All Other       Eliminations     Consolidated
                                       -------------------------------------------------------------------------------------
Operating revenues                      $     155,298   $        416,895    $    36,291    $        (6,199)   $      602,285
Operating expenses                             75,650            259,202         34,186             (8,353)          360,685
Depreciation and
     Amortization expense                      24,857             87,824          2,153                 --           114,834
----------------------------------------------------------------------------------------------------------------------------
     Operating income                          54,791             69,869            (48)             2,154           126,766
Other income                                    2,828              4,878         55,870             (4,029)           59,547
Interest and other charges                     19,032             29,581          6,400                (82)           54,931
----------------------------------------------------------------------------------------------------------------------------
     Income (loss) before taxes                38,587             45,166         49,422             (1,793)          131,382
Income taxes                                   16,895             19,147         10,006                 --            46,048
----------------------------------------------------------------------------------------------------------------------------
     Net income (loss)
          before extraordinary item     $      21,692   $         26,019    $    39,416    $        (1,793)   $       85,334

Extraordinary item, net of tax                     --            (82,548)            --                 --           (82,548)
----------------------------------------------------------------------------------------------------------------------------
     Net income
          after extraordinary item      $      21,692   $        (56,529)   $    39,416    $        (1,793)   $        2,786
============================================================================================================================
Assets (1)                              $   1,314,266   $      2,711,533    $ 1,221,764    $            --    $    5,247,563
============================================================================================================================
Capital expenditures                    $      19,111   $         15,510    $    34,084    $            --    $       68,705
============================================================================================================================

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

  The Company's largest subsidiary, Duquesne, is an electric utility engaged in the generation, transmission, distribution and sale of electric energy. The Company's expanded business lines offer a wide range of energy-related technologies, industrial and commercial energy services, telecommunications, and other complementary services. The expanded business lines' initiatives also include a water resource management company that acquires, develops and manages water and wastewater utilities, energy facility development and operation, domestic and international independent power production, the production and supply of innovative fuels, investments in communications systems and electronic commerce, and long-term investments. DQE Capital provides financing for the expanded business lines.

  The Pennsylvania Public Utility Commission (PUC) has approved the Company's plan to divest itself of its generation assets through an auction (including an auction of its provider of last resort service), and the pending exchange of certain power station assets with FirstEnergy Corporation (FirstEnergy). Final agreements governing these transactions must be approved by various regulatory agencies. The Company currently expects these transactions to close in late 1999 or early 2000. (See "Rate Matters" on page 24.)

The Company's Service Areas

  The Company's electric utility operations provide service to customers in Allegheny County (including the City of Pittsburgh), Beaver County and, to a limited extent, Westmoreland County. (See "Rate Matters" on page 24.) This territory represents approximately 800 square miles in southwestern Pennsylvania. In addition to serving approximately 580,000 direct customers, the Company's utility operations also sell electricity to other utilities.

  The Company's water operations currently provide service to more than 300,000 water and wastewater customer connections and commercial bottled water customers in 13 states and Canada.

Regulation

  The Company is subject to the accounting and reporting requirements of the SEC. In addition, the Company's electric utility operations are subject to regulation by the PUC, including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters. (See "Rate Matters" on page 24.)

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

  As a result of the PUC's May 29, 1998, final order regarding the Company's restructuring plan under the Customer Choice Act (see "Rate Matters" on page
24), the electricity generation portion of the Company's business does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, fixed assets related to the generation portion of the Company's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). Pursuant to the PUC's final restructuring order, certain of the Company's generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services (the electricity delivery business segment), and have been reclassified accordingly. Additionally, pursuant to the PUC's final restructuring order, the Company is recovering its above-market investment in generation assets through the CTC, subject to receipt of the proceeds from the generation asset auction. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to the Company, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 24.)

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Overall Performance

     In the second quarter of 1998, the PUC issued an order related to the Company's plan to recover its stranded costs from electric utility customers. As a result of the order, the Company recorded an extraordinary charge (Restructuring Charge) against earnings of $82.5 million, or $1.06 per share. The following discussion of results of operations excludes the impact of that Restructuring Charge.

     Comparison of Three Months Ended June 30, 1999, and June 30, 1998. Basic earnings per share increased 5.8 percent in the second quarter of 1999, to $0.55. This improvement resulted from a 2.7 percent increase in earnings available for common stock coupled with a 1.9 million share reduction in average shares of common stock outstanding. The net income contribution from Duquesne decreased by $2.0 million as the result of costs related to scheduled generating station maintenance and refueling outages. In previous periods, when the electricity generation business segment was rate regulated, these costs were deferred for future rate recovery. The net income contribution from the Company's expanded business lines increased by $5.4 million, primarily as a result of the continuing water aggregation strategy and the continuing restructuring of the Company's investment portfolio.

     Comparison of Six Months Ended June 30, 1999, and June 30, 1998. Basic earnings per share increased 6.4 percent for the six months ended June 30, 1999, to $1.17. This improvement resulted from a 4.7 percent increase in earnings available for common stock coupled with a 1.2 million share reduction in average shares of common stock outstanding. The net income increase came from results at the Company's expanded business lines, while Duquesne's contribution was consistent with the 1998 level.

     Subsequent Events. During the latter part of July 1999, a prolonged, wide-spread heat wave in the eastern half of the United States led to unprecedented market prices for purchased power, record peak demands and regional capacity constraints. This combination of factors resulted in unexpected net purchased power costs of approximately $24 million. Because of these unexpected costs, July's earnings will be reduced by approximately $0.18 per share of common stock. The Company did not default on any wholesale supply commitments and did not curtail any firm retail load during July. During the first 13 days of August, the Company has been a net seller of wholesale power. The Company believes its purchased power price risk will be eliminated in the future by the auction of its generating stations and provider of last resort obligation. (See "Rate Matters" on page 24.).

     As planned, the Company is continuing to restructure its unregulated investment portfolio by divesting of non-core assets, and has negotiated the sale of certain of these investments. The transactions, expected to close during the third quarter of 1999, are expected to result in a gain of approximately $13 million, or approximately $0.10 per share of common stock.

     The foregoing statements are forward-looking regarding the impact on earnings of the Company's power purchases and divestiture of generation and non-core assets, and purchased power risks. Actual results for the third quarter could materially differ from those implied by such statements due to known and unknown risks and uncertainties, including, but not limited to, weather conditions, market prices and availability of power, availability of the Company's generating stations, constraints on the regional transmission facilities, and timing of divestiture and other investment portfolio transaction closings.

Results by Business Segment

  Historically, Duquesne has been treated as a single integrated business segment due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers which was cost-based and was designed to recover the Company's operating expenses and investment in electric utility assets and to provide a return on the investment. As a result of the Customer Choice Act, generation of electricity is deregulated and charged at a separate rate from the delivery of electricity beginning in 1999. For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), the Company is required to disclose information about its business segments separately. Accordingly, the Company has used the PUC-approved separate rates for 1999 to develop the financial information of the business segments for 1998.

     Beginning in 1999, the Company has three principal business segments (determined by products, services and regulatory environment): (1) the transmission and distribution by Duquesne of electricity (electricity delivery business segment), (2) the generation by Duquesne of electricity (electricity generation business segment), and (3) the collection of transition costs (CTC business segment). The Company has reported the results for 1999 by these business segments and an "all other" category. The all other category includes the Company's expanded business lines and Duquesne investments. These expanded business lines include water utilities, energy products and services and other activities. Intercompany transactions primarily relate to borrowings, sales of electricity, property rental, management fees and dividends. However, as the Company was not yet collecting transition costs prior to 1999, the 1998 results are reported by the electricity delivery and electricity generation business segments. (Additional information regarding the Company's business segments is set forth in "Business Segments and Related Information," Note 5 to the consolidated financial statements on page 12.)

Electricity Delivery Business Segment

     Comparison of Three Months Ended June 30, 1999, and June 30, 1998. The electricity delivery business segment contributed $11.1 million to net income in the second quarter of 1999 compared to $9.7 million in the second quarter of 1998, an increase of 13.6 percent. Operating revenues for this business segment are primarily derived from the Company's delivery of electricity and services provided to electric generation suppliers.

     Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

     Operating revenues increased by $4.7 million or 6.2 percent in the second quarter of 1999 due to an increase in electricity usage by customers of 2.1 percent and to services provided to electric generation suppliers. The following table sets forth KWH delivered to electric utility customers during the second quarter:


---------------------------------------------------------------------------------------------------
                                                                  KWH Delivered
                                                                  (In Millions)
                                            -------------------------------------------------------
Three Months Ended June 30,                         1999              1998              Change
---------------------------------------------------------------------------------------------------
Residential                                              751.8              730.9              2.9 %
Commercial                                             1,457.4            1,434.3              1.6 %
Industrial                                               872.9              853.4              2.3 %
------------------------------------------------------------------------------------
     Sales to Electric Utility Customers               3,082.1            3,018.6              2.1 %
===================================================================================================

     Operating expenses for the electricity delivery business segment are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; and non-income taxes, such as property and payroll taxes. Operating expenses increased $5.0 million or 13.5 percent in the second quarter of 1999, primarily due to the timing of non-recurring charges related to meter reading in both 1999 and 1998.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne. In the second quarter of 1999, there was $0.3 million or 2.9 percent less in interest and other charges compared to the second quarter of 1998. The decrease was the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

     Comparison of Six Months Ended June 30, 1999, and June 30, 1998. The electricity delivery business segment contributed $24.5 million to net income in the first six months of 1999 compared to $21.7 million in the first six months of 1998, an increase of 12.9 percent.

     Operating revenues increased by $8.1 million or 5.2 percent in the first six months of 1999 due to a 2.0 percent increase in electricity usage by customers and to services provided to electric generation suppliers. Sales to residential and commercial customers increased due to weather conditions, while industrial sales decreased primarily due to a reduction in electricity consumption by steel manufacturers, which experienced a decline in demand. The following table sets forth KWH delivered to electric utility customers during the first six months of 1999 and 1998:


---------------------------------------------------------------------------------------------------
                                                                  KWH Delivered
                                            -------------------------------------------------------
                                                                  (In Millions)
                                            -------------------------------------------------------
Six Months Ended June 30,                           1999              1998              Change
---------------------------------------------------------------------------------------------------
Residential                                            1,668.4            1,599.3              4.3 %
Commercial                                             2,897.6            2,814.0              3.0 %
Industrial                                             1,723.7            1,754.3             (1.7)%
---------------------------------------------------------------------------------
     Sales to Electric Utility Customers               6,289.7            6,167.6              2.0 %
===================================================================================================

     Operating expenses for the electricity delivery business segment increased $5.2 million or 6.9 percent in the first six months of 1999, primarily due to the timing of non-recurring charges related to meter reading in both 1999 and 1998.

     Depreciation and amortization expense increased $2.6 million or 10.6 percent in the first six months of 1999 due to additions to the plant and equipment.

     Other income is primarily comprised of interest and dividend income. A decrease of $0.2 million or 8.2 percent was the result of lower interest income from a smaller amount of cash available for investing in the first six months of 1999.

     In the first six months of 1999, there was $1.0 million or 5.2 percent less in interest and other charges compared to the first six months of 1998. The decrease was the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

Electricity Generation and CTC Business Segments

     Comparison of Three Months Ended June 30, 1999, and June 30, 1998. In the second quarter of 1999, the electricity generation and CTC business segments reported net income of $14.1 million compared to $14.3 million for the second quarter of 1998, a decrease of 1.1 percent.

     During 1998, five percent of the Company's electric utility customers participated in the customer choice pilot program under the Customer Choice Act, and purchased electricity from alternative generation suppliers. Beginning in 1999, up to 66 percent of the Company's electric utility customers are eligible to participate in customer choice. As of June 30, 1999, approximately 14 percent of the Company's customers are purchasing electricity from alternative generation suppliers.

     For the electricity generation and CTC business segments, operating revenues are primarily derived from the Company's supply of electricity for delivery to retail customers, the supply of electricity to wholesale customers and, beginning in 1999, the collection of generation-related transition costs from electricity delivery customers. Under fuel cost recovery provisions effective through May 29, 1998, fuel revenues generally equaled fuel expense, as costs were recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR), including the fuel component of purchased power, and did not affect net income. In 1999, due to the PUC's final restructuring order, fuel costs are expensed as incurred, and impact net income to the extent fuel costs exceed amounts included in Duquesne's authorized generation rates. (See "Rate Matters" on page 24.)

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

     Short-term sales to other utilities are made at market rates. Fluctuations in electricity sales to other utilities are related to the Company's customer energy requirements, the energy market and transmission conditions, and the availability of the Company's generating stations. Future levels of short-term sales to other utilities will be affected by market rates, the level of participation in customer choice, and the Company's divestiture of its generation assets. (See "Rate Matters" on page 24.)

     Operating revenues decreased by $18.5 million or 8.8 percent in the second quarter of 1999. The decrease in revenues can be attributed to a decrease in energy supplied to electric utility customers due to increased participation in customer choice. As of June 30, 1999, 13.6 percent of residential non-coincident peak load, 29.4 percent of commercial load, and 5.8 percent of industrial load have selected alternative generation suppliers. Partially offsetting this decrease was a 127.3 percent increase in energy supplied to other utilities in the second quarter of 1999, due to the Company's decision to sell 600 MW to licensed generation suppliers to stimulate competition, and increased capacity available to sell as a result of participation in customer choice. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.


-----------------------------------------------------------------------------------------------------
                                                                    KWH Supplied
                                            ---------------------------------------------------------
                                                                   (In Millions)
Three Months Ended June 30,                         1999               1998               Change
-----------------------------------------------------------------------------------------------------
Residential                                               633.9              687.3              (7.8)%
Commercial                                                987.0            1,355.1             (27.2)%
Industrial                                                837.5              840.0              (0.3)%
----------------------------------------------------------------------------------
     Sales to Electric Utility Customers                2,458.4            2,882.4             (14.7)%
----------------------------------------------------------------------------------
Sales to Other Utilities                                  787.9              346.6             127.3%
----------------------------------------------------------------------------------
     Total Sales                                        3,246.3            3,229.0               0.5%
=====================================================================================================

     Operating expenses for the electricity generation and CTC business segments are primarily made up of energy costs; costs to operate and maintain the power stations; administrative expenses; and non-income taxes, such as property and payroll taxes.

     Fluctuations in energy costs generally result from changes in the cost of fuel, the mix between coal and nuclear generation, total KWH supplied, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings for the first five months of 1998.

     Operating and maintenance expenses decreased $13.8 million or 10.8 percent in the second quarter of 1999 as a result of decreased energy costs and the reclassification of the interest component of Beaver Valley lease costs to interest expense. Partially offsetting these reductions were an increase in costs recognized currently as expense related to generating station outages.

     In the second quarter of 1999, fuel and purchased power expense decreased by $21.9 million or 30.6 percent compared to the second quarter of 1998. This decrease was the result of decreased energy costs due to a favorable power supply mix. During the second quarter of 1998, reduced availability of nuclear generating stations due to an increase in outage hours required the Company to purchase power and generate power from the higher fuel cost fossil stations.

     Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment, accrued nuclear decommissioning costs and the amortization of transition costs. A decrease of $9.5 million or 21.6 percent in the second quarter of 1999 was the result of accelerated transition cost reduction efforts during that period in 1998. In 1999, the Company began to recover transition costs through an interim CTC. The total of transition costs to be recovered was $1,485 million, net of tax, over a seven-year period, as may be adjusted to account for the proceeds of the generation asset auction. The Company records amortization expense for transition costs reflected on the consolidated balance sheet over the same period as the CTC revenues are being recognized.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne. In the second quarter of 1999 there was a $9.2 million or 62.5 percent increase in interest and other charges compared second quarter of 1998. The increase reflected the reclassification of the interest component of Beaver Valley lease costs to interest expense, partially offset by refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998. (See "Financing" discussion on page 22.)

     Comparison of Six Months Ended June 30, 1999, and June 30, 1998. In the first six months of 1999, the electricity generation and CTC business segments reported net income of $30.7 million compared to $26.0 million for the first six months of 1998, an increase of 18.1 percent.

     Operating revenues decreased by $25.1 million or 6.0 percent in the first six months of 1999. The decrease in revenues can be attributed to a decrease in energy supplied to electric utility customers due to increased participation in customer choice. Partially offsetting this decrease was a 99.8 percent increase in energy supplied to other utilities in the first six months of 1999, due to the Company's decision to sell 600 MW to licensed generation suppliers to stimulate competition, and increased capacity available to sell as a result of participation in customer choice. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.


-----------------------------------------------------------------------------------------------------
                                                                    KWH Supplied
                                            ---------------------------------------------------------
                                                                   (In Millions)
Six Months Ended June 30,                           1999               1998               Change
-----------------------------------------------------------------------------------------------------
Residential                                             1,456.6          1,513.6           (3.8)%
Commercial                                              2,139.4          2,665.6          (19.7)%
Industrial                                              1,660.2          1,728.9           (4.0)%
--------------------------------------------------------------------------------
     Sales to Electric Utility Customers                5,256.2          5,908.1          (11.0)%
--------------------------------------------------------------------------------
Sales to Other Utilities                                1,450.4            726.0           99.8%
--------------------------------------------------------------------------------
     Total Sales                                        6,706.6          6,634.1            1.1%
=====================================================================================================

     Operating expenses decreased $31.8 million or 12.3 percent in the first six months of 1999 as a result of decreased energy costs and the reclassification of the interest component of Beaver Valley lease costs to interest expense. Partially offsetting these reductions was an increase in costs recognized currently as expense related to generating station outages, as opposed to prior accounting which deferred the expense for recovery over the subsequent 18 months.

     In the first six months of 1999, fuel and purchased power expense decreased by $34.5 million or 26.3 percent compared to the first six months of 1998. This decrease was the result of decreased energy costs due to a favorable power supply mix. During the first six months of 1998, reduced availability of nuclear generating stations due to an increase in outage hours required the Company to purchase power and generate power from the higher fuel cost fossil stations.

     A decrease in depreciation and amortization expense of $14.5 million or
16.5 percent in the first six months of 1999 was the result of accelerated transition cost reduction efforts during that period. In 1999, the Company began to recover transition costs through an interim CTC. The total of transition costs to be recovered was $1,485 million, net of tax, over a seven-year period, as may be adjusted to account for the proceeds of the generation asset auction. The Company records amortization expense for transition costs reflected on the consolidated balance sheet over the same period as the CTC revenues are being recognized.

     In the first six months of 1999 there was a $17.7 million or 59.7 percent increase in interest and other charges compared to the first six months of 1998. The increase reflected the reclassification of the interest component of Beaver Valley lease costs to interest expense, partially offset by the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

All Other

     Comparison of Three Months Ended June 30, 1999, and June 30, 1998. The all other category contributed $17.0 million to net income in the second quarter of 1999 compared to $17.4 million in the second quarter of 1998, a decrease of 2.1 percent.

     Operating revenues primarily include revenues from operating activities of the expanded business lines. Operating revenues increased in the second quarter of 1999 by $38.5 million to almost triple the level in the second quarter of 1998. This increase was primarily the result of increased revenues from AquaSource and Control Solutions (a subsidiary of DE).

     Operating expenses include expenses from operating activities of the expanded business lines and Duquesne investments. In the second quarter of 1999, operating expenses increased $40.4 million or more than triple the level in the second quarter of 1998. The growth of the expanded business lines' start-up and developmental activities and acquisitions accounted for most of the increase.

     Depreciation and amortization expense primarily includes the depreciation of plant and equipment of the expanded business lines and amortization of certain investments. In the second quarter of 1999, depreciation and amortization expense increased by $4.4 million, primarily due to the depreciation and amortization associated with the acquisitions of water and water-related companies by AquaSource throughout 1998 and 1999.

     Other income primarily includes long-term investment income, gains from asset dispositions, and interest and dividend income related to the expanded business lines and Duquesne investments. Other income in the second quarter of 1999 was $12.1 million or 46.7 percent higher than in the second quarter of 1998. $8.9 million of this increase was the result of the disposition of certain of the Company's affordable housing investments.

     Interest and other charges are made up of interest on long-term debt, other interest, intercompany interest on borrowings, and preferred stock dividends of the expanded business lines, and Duquesne investments. An increase of $4.0 million or 123.0 percent in the second quarter of 1999 was the result of higher expense associated with higher average borrowings outstanding; $2.2 million of the increase was intercompany interest.

     Comparison of Six Months Ended June 30, 1999, and June 30, 1998. The all other category contributed $36.0 million to net income in the first six months of 1999 compared to $39.4 million in the first six months of 1998, a decrease of
8.5 percent.

     Operating revenues increased in the first six months of 1999 by $70.1 million to almost triple the level in the first six months of 1998. This increase was primarily the result of increased revenues from AquaSource and Control Solutions.

     In the first six months of 1999, operating expenses increased $74.6 million or more than triple the level in the first six months of 1998. The growth of the expanded business lines' start-up and developmental activities and acquisitions accounted for most of the increase.

     In the first six months of 1999, depreciation and amortization expense increased by $7.9 million, primarily due to the depreciation and amortization associated with the acquisitions of water and water-related companies by AquaSource throughout 1998 and 1999.

     Other income in the first six months of 1999 was $16.9 million or 30.2 percent higher than in the first six months of 1998. This increase was the result of new investments made by the expanded business lines throughout 1998 and 1999.

     An increase in interest and other charges of $5.9 million or 91.9 percent in the first six months of 1999 was the result of higher long-term debt expense associated with higher average borrowings outstanding.

Liquidity and Capital Resources
-------------------------------------------------------------------------------
Financing

     The Company expects to meet its current obligations and debt maturities through the year 2003 with funds generated from operations, through new financings and short-term borrowings, and through the proceeds from the auction of generation assets. To the extent that acquisition and long-term investment opportunities prior to the generation divestiture exceed current expectations, the Company may explore various financing alternatives. At June 30, 1999, the Company was in compliance with all of its debt covenants.

  Mortgage bonds in the amount of $75 million matured in July 1999, and were retired using available cash and short term borrowings.

     In connection with the power station exchange with FirstEnergy, the Company anticipates terminating the BV Unit 2 lease in December 1999, in which case the lease liability recorded on the consolidated balance sheet would no longer be an obligation of the Company. The underlying collateralized lease bonds ($370.7 million at June 30, 1999) would become obligations of the Company and be recorded on the consolidated balance sheet. The Company anticipates redeeming the bonds on December 1, 2002 (the first redemption date), using funds generated from operations, the generation asset auction proceeds, the CTC, and/or through new financings. The Company would also pay approximately $230 million in termination costs, which the Company expects to recover through the proceeds of the generation asset auction and the CTC. (See "Power Station Exchange" discussion on page 25.)

  In connection with customer choice, customer revenues from Duquesne's operations will be reduced by an amount equal to the generation rate applicable to those customers choosing alternative generation suppliers (currently approximately 14 percent of customers). This reduction is expected to be offset
by reduced cash requirements associated with supplying energy.    A further
impact is anticipated to occur when, as part of the divestiture, Duquesne auctions its provider of last resort service and all customers will be buying generation, either directly from alternative suppliers or indirectly from the provider of last resort. An additional impact on customer revenues is expected to occur when the CTC has been fully collected. The length of the CTC collection period will depend on the level of auction proceeds and future retail sales The foregoing statements are forward-looking regarding the impact on cash flows of customer choice and Duquesne's divestiture. Actual results could materially differ from those implied by such statements due to known and unknown risks and uncertainties, including, but not limited to, the amount and timing of the receipt of auction proceeds. (See "Restructuring Plan" on page 25.)

  As of June 30, 1999, 387,360 shares of Preferred Stock, Series A (Convertible), $100 liquidation preference per share (DQE Preferred Stock), were outstanding, including 1,200 shares issued in the second quarter of 1999. An additional 51,060 shares were issued in July 1999.

  The Company and an unaffiliated corporation have an agreement that entitles the Company to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The Company currently anticipates extending or replacing the accounts receivable sale arrangement upon its expiration in late August 1999. At June 30, 1999, the Company had sold $50 million of receivables.

  DQE Capital was formed in the second quarter of 1999 to provide financing for the expanded business lines. On June 10, 1999, DQE Capital filed a shelf registration statement for the periodic sale of up to $250 million of unsecured debt securities, unconditionally guaranteed by DQE. On June 11, 1999, DQE Capital entered into a $250 million revolving credit agreement unconditionally guaranteed by DQE, with a 364 day term, convertible at DQE Capital's option into a term loan facility for an additional year for any amounts then outstanding upon expiration of the revolving credit period. This facility replaced a $125 million revolving credit facility. As guarantor, DQE is subject to financial covenants requiring certain cash coverage and debt to capital ratios. At June 30, 1999, $149 million was outstanding. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime or Eurodollar rates.

     The Company also maintains a $150 million extendable revolving credit facility which expires in October 1999. At June 30, 1999, no amounts were outstanding. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. The facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. The Company also has an aggregate of $150 million in bank term loans outstanding at June 30, 1999, with $65 million maturing in 2000 and $85 million maturing in 2001.

     At June 30, 1999, the Company had $19.5 million of commercial paper borrowings outstanding. During the second quarter the maximum amount of such borrowings was $40 million, the average daily borrowings was $25.6 million and the weighted average daily interest rate was 5.13 percent.

     The Company repurchased shares of its common stock on the open market during the second quarter of 1999.

Investments and Acquisitions
--------------------------------------------------------------------------------
     The Company has historically made long-term investments in leases, affordable housing, gas reserves and energy solutions. The Company continues to restructure its investment portfolio, and is currently divesting its portfolio of affordable housing investments. Investing activities during the first six months of 1999 and 1998 totaled approximately $17 million and $27 million, respectively.

     The Company currently estimates that during 1999 it will spend, excluding the Allowance for Funds Used During Construction and nuclear fuel, approximately $110 million for electric utility construction, including $30 million for generation, and approximately $25 million for water utility construction.
During the first six months of 1999, the Company has spent approximately $71 million on capital expenditures, which consist of approximately $41 million at Duquesne, $18 million at AquaSource and the remaining $12 million on other.

     In the first six months of 1999 the Company issued 35,277 shares of DQE Preferred Stock, as part of a total investment of approximately $120 million in water companies.

     During the second quarter of 1999, the Company invested approximately $12 million to acquire four propane distribution businesses in Texas. The Company expects to implement an aggregation strategy similar to that used in acquiring the water-related companies to develop this expanded business line.

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

Phase-In to Competition

     The phase-in to competition began in January 1999, when 66 percent of customers became eligible to participate in customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of June 30, 1999, approximately 14 percent of the Company's customers had chosen alternative generation suppliers. Customers that have chosen an electricity generation supplier other than the Company pay that supplier for generation charges, and pay the Company the CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from the Company pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges, and the CTC. Under the Customer Choice Act, an electric distribution company, such as Duquesne, remains a regulated utility and may only offer PUC-approved rates, including generation rates. Also under the Customer Choice Act, electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

     In an effort to "jumpstart" competition, the Company had made 600 megawatts
(MW) of power available through the first six months of 1999 to licensed electric generation suppliers, to be used to supply electricity to Duquesne's customers who had chosen alternative generation suppliers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, has been imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plan

     In its May 29, 1998, final restructuring order, the PUC determined that the Company should recover most of the above-market costs of the generation assets, including plant and regulatory assets through the collection of the CTC from electric utility customers. The total of the transition costs to be recovered was $1,485 million, net of tax, over a seven-year period beginning January 1, 1999, as may be adjusted to account for the proceeds of the generation asset auction. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. The Company is allowed to earn an 11 percent pre-tax return on the unrecovered, net of tax balance of transition costs, as adjusted following the generation asset auction.

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

     Restructuring Plan and Auction Plan. With respect to transition cost recovery, the PUC's final order on the restructuring plan approved Duquesne's proposal to auction its generation assets and use the proceeds to offset transition costs. The remaining balance of such costs (with certain exceptions described below) is expected to be recovered from ratepayers through the CTC. Until the divestiture is complete, Duquesne has been ordered to use an interim CTC and price to compare for each rate class based on the methodology approved in its pilot program (on average, approximately 2.9 cents per KWH for the CTC and approximately 3.8 cents per KWH for the price to compare).

     On December 18, 1998, the PUC approved Duquesne's auction plan, including an auction of its provider of last resort service, as well as an agreement in principle to exchange certain generation assets with FirstEnergy. The assets to be auctioned will include Duquesne's wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations to be received from FirstEnergy in the power station exchange described below. The auction plan calls for a two-phase, sealed bid process similar to that used in other power plant divestitures. The initial confidential bidding process began in April 1999, with potential buyers identified by Duquesne being asked to submit non-binding bids. Qualified applicants have been asked to submit binding, second-round bids, due in September 1999. Final agreements governing the transactions must be approved by various regulatory agencies, including the PUC, the FERC, the NRC, and the Federal Trade Commission. Duquesne currently expects the sale to close at the end of 1999 or the beginning of 2000.

     Power Station Exchange. Pursuant to the definitive agreements entered into on March 25, 1999, Duquesne and FirstEnergy will exchange ownership interests in certain power stations. Duquesne will receive 100 percent ownership rights in three coal-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 MW), which the Company expects to sell as part of the auction of generation assets. FirstEnergy will acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 MW). In connection with the power station exchange, the Company anticipates terminating the BV Unit 2 lease in December 1999. (See "Financing," discussion on page 22) Pursuant to the December 18, 1998, PUC order and subject to final approval, the proceeds from the sale of the power stations received in the exchange will be used to offset the transition costs associated with Duquesne's currently-held generation assets and costs associated with completing the exchange. Duquesne expects this exchange to enhance the value received from the auction, because participants will bid on entire plants, rather than plants that are jointly owned and/or operated by another entity. Additionally, the auction will include only coal- and oil-fired plants, which are anticipated to have a higher market value than nuclear plants. These value-enhancing features, along with a minimum level of auction proceeds guaranteed by FirstEnergy, are expected to maximize auction proceeds, minimize transition costs required to be recovered through the CTC (by shortening the length of the CTC recovery period), and thus reduce customer bills as rapidly as possible. Other benefits of this exchange include the resolution of all joint ownership issues, and other risks and costs associated with the jointly-owned units. The Federal Trade Commission approved the exchange on June 30, 1999. The PUC approved the definitive exchange agreement on July 15, 1999, having found the exchange to be in the public interest. Certain aspects of the exchange have yet to be approved by, among other agencies, the FERC, the NRC and, solely with respect to reliability issues, the Public Utilities Commission of Ohio. The power station exchange is expected to occur at the end of 1999 or in early 2000. (See "Legal Proceedings" on page 30.)

Termination of the AYE Merger

     On October 5, 1998, the Company announced its unilateral termination of the merger agreement between the Company and Allegheny Energy, Inc. (AYE). The Company believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel the Company to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent the Company from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. The parties continue to litigate this matter. (See "Legal Proceedings" on page 30.) In a letter dated February 24, 1999, the PUC informed the Company that the merger application was deemed withdrawn and the docket was closed.

Year 2000
---------

  The Company has taken aggressive and comprehensive steps to ensure a smooth transition into the Year 2000. The transition to the Year 2000 became an issue because many existing computer programs and embedded microprocessors use only two digits to identify a year (for example, "99" is used to represent "1999"). Such programs read "00" as the year 1900, and thus may not recognize dates beginning with the Year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered.

     Year 2000 Plan. Since 1994, the Company has been planning for the Year 2000 with an aggressive strategy to identify information needs, replace or upgrade equipment and coordinate resources to anticipate the new millennium. Based on the success to date of the Year 2000 program, the Company fully expects normal operations into the Year 2000 and beyond. The Company assembled a Year 2000 team, comprised of management representatives from all functional areas of the Company. The goal of the Company's Year 2000 program is that all components and services that in any material manner contribute to the operational reliability, customer relations, safety, revenue, regulatory compliance and reputation of the company be Year 2000 ready. Special emphasis has been focused on mission critical systems that support the Company's ability to provide reliable services to customers. The next priority has been on business critical systems that support the day-to-day internal operations of the Company. The Year 2000 team has focused on all three aspects of the Year 2000 issue: computer software and hardware systems used to support day-to-day operations; embedded microprocessors which are small electronic devices found in a wide range of equipment and devices (such as plant components, substation equipment, elevators, and heating and cooling systems); and potential related issues that may originate with third parties with whom the Company does business. To support the planning, organization and management of its efforts, the team has retained Year 2000 consultants.

     In general, the Company's overall strategy to address the Year 2000 issue is comprised of four phases that, in some cases, are performed simultaneously. These phases are inventory, assessment, remediation, and testing and implementation.

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

     Remediation, the third step in the process, addresses the activities necessary to fix or replace those components that have Year 2000 issues that will adversely affect the Company's operations. Remediation is in addition to previously planned improvements to the Company's systems with benefits beyond Year 2000 solutions, such as total system replacements discussed below.

     Testing and implementation, the final step, consists of placing renovated processes, systems, equipment, and other items into use within the Company's operations. Testing is performed on all mission critical processes, whether or not remediation activities were involved in the process.

     As of June 30, 1999, Duquesne's mission critical systems that support the generation of electricity as well as transmission and delivery of power to customers are Year 2000 ready. As well, many of Duquesne's business critical systems are ready as of June 30, 1999. The remainder are expected to be completed by September 30, 1999.

     For existing AquaSource facilities, completion of inventory and assessment for mission critical systems is scheduled for August 31, 1999. Full remediation and testing and implementation for these systems will be substantially completed by September 30, 1999. The Company's Year 2000 program is routinely being incorporated into all new AquaSource acquisitions.

  Year 2000 readiness related to mission critical and business critical systems at the Company's other expanded business lines were essentially complete as of June 30, 1999.

     Regulatory Review.   Throughout the execution of its Year 2000 plan, the
Company has been providing and will continue to provide information on its activities to regulatory agencies including the PUC, the Florida Public Service Commission (PSC), the Indiana Utility Regulatory Commission (URC), the New Jersey Board of Public Utilities (BPU), the Virginia State Corporation Commission (SCC), the NRC and the North American Electric Reliability Council
(NERC).

     . Following eight months of formal proceedings by the PUC during which all Pennsylvania utilities, including Duquesne, were required to demonstrate that they were ready for the Year 2000, the PUC "investigation concludes that the lights will stay on..." (Motion of PUC Chairman John M. Quain on Docket No. I-00980076, March 31, 1999)

     . Duquesne has complied with the NRC's compliance guidelines and has verified with the NRC that all systems related to power production, safety and security are ready for Year 2000. In addition, the NRC conducted a Year 2000 audit of the nuclear power station safety and operations systems in May 1999.

     . NERC, which coordinates the interconnection of all utilities across the country, has been requested by the DOE to conduct a detailed review of the national electric power production and delivery infrastructure to ensure a reliable power supply during the Year 2000 transition period. The Company has provided monthly status reports to NERC. The Company's June 30, 1999 report confirmed the Year 2000 readiness of all its generation, transmission, and distribution systems. In addition, the Company participated in the industry-wide NERC communication drill that was conducted on April 9, 1999. All of the Company's communications systems exercised in this drill performed as expected. The Company will also be participating in the NERC Year 2000 readiness drill to be conducted on September 9, 1999.

     . The Company's water and wastewater businesses also are being reviewed by regulatory agencies in the various states where AquaSource has facilities. The Company will continue to provide Year 2000 information to these agencies as well as to any additional agencies in locations where new facilities may be acquired.

     Risks and Contingency Plans. The Company currently believes that implementation of its plan will minimize the Year 2000 issues relating to its systems and equipment. The Company understands that many variables outside the control of the Company may have an adverse affect on the ability of the Company to perform its mission critical processes. Management believes that the most reasonably likely worst case scenario would be a temporary disruption of service to customers caused by potential disruptions in the operations of critical suppliers. In the event such a scenario occurs, it is not anticipated that the Company would incur a material adverse impact on its financial position or the consolidated results of operations.

  In the normal course of business the Company has developed contingency plans to minimize the risk of interrupted operations. As part of the Year 2000 program, the Company has reviewed these plans in terms of Year 2000 related risks, and either refined the existing plans or developed new contingency plans for all mission critical and business critical processes. These contingency plans incorporate numerous mitigation strategies, such as the most appropriate allocation of staffing resources, the need for additional equipment and facilities, and special operating procedures, including manual operations and use of non-computer dependent back-up equipment and procedures.

     The Company continues to review its operations and its critical external suppliers and service providers, in order to determine any adverse scenarios it could face as a result of Year 2000 problems. To date, nothing has been found that would prevent the Company from generating or providing electricity to the public.

     Costs. The estimated total cost of implementing the Company's Year 2000 plan is approximately $49 million, which includes costs related to total system replacements (i.e., the Year 2000 solution comprises only a portion of the benefit resulting from such replacements). These costs to date, primarily incurred as a result of software and system changes and upgrades by DQE, have been approximately $39 million. Of this amount, approximately $35 million are capital costs attributable to the licensing and installation of new software for total system replacements. The remaining $4 million has been expensed as incurred. Funds for the Company's Year 2000 plan have come from the Company's operating and capital budgets. Approximately $10 million has been budgeted for 1999 to address Year 2000 issues. The Company does not anticipate that Year 2000 issues and related costs will be material to the Company's operations, financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Funding for nuclear decommissioning costs is deposited by the Company in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at June 30, 1999 totaled approximately $69.4 million. The amount funded into the trusts is based on estimated returns which, if not achieved as projected, could require additional unanticipated funding requirements.

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

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

Eastlake Unit 5

     In September 1995, the Company commenced arbitration against The Cleveland Electric Illuminating Company (CEI), seeking damages, termination of the operating agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of Eastlake. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Pursuant to the agreement regarding the power station exchange between Duquesne and FirstEnergy, the parties have jointly sought and received a court order staying all proceedings pending the closing of the exchange. (See "Power Station Exchange" discussion on page 25.)

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

     On March 11, 1999, the Third Circuit vacated the October 28 denial of a preliminary injunction. The Third Circuit remanded the case to the District Court for further proceedings to address certain issues, including whether AYE could demonstrate a reasonable likelihood of success on the merits, before determining whether any injunctive relief is warranted. On March 12, 1999, AYE filed a motion for a temporary restraining order with the district court, and a hearing was held that same day. On March 16, 1999, AYE and DQE entered into a consent agreement, which was approved by the district court on March 18. Pursuant to the consent agreement, AYE and DQE have agreed, among other things, that pending the consolidated hearing on AYE's application for a preliminary injunction and/or an expedited trial on the merits, both parties will give each other 10 business days' notice before taking or omitting to take any action which would prevent the merger from qualifying for "pooling of interests" accounting treatment. This would not prevent either party from entering into any agreement, but would require the 10 business days' notice prior to closing any transaction which prevents pooling. The consent agreement shall terminate on September 16, 1999, unless earlier terminated or extended by mutual agreement or an order of the district court. On March 25, 1999, the Company petitioned the Third Circuit for rehearing; this petition was denied on June 14, 1999. On June 1, 1999, AYE informed the PUC that, given the procedural posture of the merger litigation, it would seek a Federal court order enjoining the closing of the power station exchange with FirstEnergy because, in its view, such a closing would prevent the merger from qualifying for "pooling of interests" accounting.

     The Company continues to believe that AYE's claim is entirely without merit in light of the $1 billion disallowance of its stranded costs, which constituted a material adverse effect under the merger agreement and entitled the Company to terminate it as of October 5, 1998. The Company will continue to defend itself vigorously against AYE's claims and intends to pursue a prompt resolution of the litigation. The ultimate outcome of this suit cannot be determined at this time. The Company's motion for summary judgment, originally filed December 18, 1998, remains pending.

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits:

     EXHIBIT 3.1 -  Bylaws of DQE, as amended through June 29, 1999, and currently in effect.

     EXHIBIT 4.1 -  Form of Indenture from DQE Capital Corporation and DQE, Inc.
                    to The First National Bank of Chicago, as Trustee, filed as
                    Exhibit 4.1 to Registration Statement on Form S-3 (Registration Nos. 333-80377 and 333-80377-01) and
                    incorporated herein by reference.

     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                    Preferred and Preference Stock Dividend Requirements.

     EXHIBIT 27.1 - Financial Data Schedule

b. No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999.

     A report on Form 8-K was filed July 29, 1999, which included the DQE Earnings Release for the quarter ended June 30, 1999.


                         _____________________________

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   DQE, Inc.
                                   -------------------------------------
                                                 (Registrant)



Date        August 13, 1999                    /s/ Gary L. Schwass
            ---------------        -------------------------------------
                                                    (Signature)
                                                  Gary L. Schwass
                                            Executive Vice President
                                          and Chief Financial Officer



Date        August 13, 1999                    /s/ James E. Wilson
            ---------------        -------------------------------------
                                                     (Signature)
                                                  James E. Wilson
                                                     Controller
                                        (Principal Accounting Officer)