Form 10-Q
period 1999-09-30
DQE INC
filed 1999-11-15
CIK 846930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended   September 30, 1999
                                    ----------------------

[_]  Transition Report Pursuant to Section 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From                    to
                                    ------------------    ------------------

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

DQE Common Stock, no par value - 75,313,376 shares outstanding as of September 30, 1999 and 73,905,219 shares outstanding as of October 31, 1999.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      DQE
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
              (Thousands, Except Per Share Amounts) (Unaudited)

                                                         Three Months Ended                          Nine Months Ended
                                                            September 30,                              September 30,
                                                   -------------------------------          ----------------------------------
                                                       1999               1998                    1999               1998
                                                   ------------       ------------            ------------       -------------
Operating Revenues
  Sales of Electricity                             $    321,967       $    313,346            $    842,889       $    862,661
  Other                                                  76,278             41,352                 209,012             94,322
                                                   ------------       ------------            ------------       ------------
    Total Operating Revenues                            398,245            354,698               1,051,901            956,983
                                                   ------------       ------------            ------------       ------------
Operating Expenses
  Fuel and purchased power                               84,341             85,335                 180,921            216,443
  Other operating                                       125,874             92,633                 344,186            246,651
  Maintenance                                            18,426             23,321                  62,197             59,273
  Depreciation and amortization                          65,086             37,644                 175,972            152,478
  Taxes other than income taxes                          25,280             21,095                  71,200             60,702
    Total Operating Expenses                            319,007            260,028                 834,476            735,547
                                                   ------------       ------------            ------------       ------------
OPERATING INCOME                                         79,238             94,670                 217,425            221,436
                                                   ------------       ------------            ------------       ------------
Other Income                                             36,681             20,145                 109,015             79,692
                                                   ------------       ------------            ------------       ------------
Interest and Other Charges                               40,526             27,609                 115,244             82,540
                                                   ------------       ------------            ------------       ------------
INCOME Before Income Taxes And
  Extraordinary Item                                     75,393             87,206                 211,196            218,588
                                                   ------------       ------------            ------------       ------------
Income Taxes                                             26,176             25,137                  71,908             71,185
                                                   ------------       ------------            ------------       ------------
INCOME Before Extraordinary Item                         49,217             62,069                 139,288            147,403

Extraordinary Item (Net of Tax)                              --                 --                      --            (82,548)
                                                   ------------       ------------            ------------       ------------
NET INCOME After Extraordinary Item                $     49,217       $     62,069            $    139,288       $     64,855
                                                   ============       ============            ============       ============
DIVIDENDS ON PREFERRED STOCK                                425                 --                   1,153                 --
                                                   ------------       ------------            ------------       ------------
EARNINGS AVAILABLE FOR
  COMMON STOCK                                     $     48,792       $     62,069            $    138,135       $     64,855
                                                   ============       ============            ============       ============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                     75,356             77,743                  76,110             77,716
                                                   ============       ============            ============       ============
BASIC EARNINGS (LOSS) PER
  SHARE OF COMMON STOCK:
    Before Extraordinary Item                      $       0.64       $       0.80            $       1.81       $       1.90
                                                   ============       ============            ============       ============
    Extraordinary Item                             $         --       $         --            $         --       $      (1.06)
                                                   ============       ============            ============       ============
    After Extraordinary Item                       $       0.64       $       0.80            $       1.81       $       0.84
                                                   ============       ============            ============       ============
DILUTED EARNINGS (LOSS) PER
 SHARE OF COMMON STOCK:
   Before Extraordinary Item                       $       0.63       $       0.78            $       1.77       $       1.86
                                                   ============       ============            ============       ============
   Extraordinary Item                              $         --       $         --            $         --       $      (1.04)
                                                   ============       ============            ============       ============
   After Extraordinary Item                        $       0.63       $       0.78            $       1.77       $       0.82
                                                   ============       ============            ============       ============
DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK                            $       0.38       $       0.36            $       1.14       $       1.08
                                                   ============       ============            ============       ============

See notes to condensed consolidated financial statements.

                                      DQE
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                             September 30,             December 31,
                                                                                 1999                      1998
                                                                          -----------------        -------------------
ASSETS
Current assets:
  Cash and temporary cash investments                                     $         99,248         $        108,790
  Receivables                                                                      147,733                  165,794
  Other current assets, principally materials and supplies                         172,331                  100,168
                                                                          ----------------         ----------------
      Total current assets                                                         419,312                  374,752
                                                                          ----------------         ----------------
Long-term investments                                                              732,813                  750,796
                                                                          ----------------         ----------------
Property, plant and equipment                                                    4,902,264                4,884,138
Less:  Accumulated depreciation and amortization                                (3,146,913)              (3,167,328)
                                                                          ----------------         ----------------
      Property, plant and equipment - net                                        1,755,351                1,716,810
                                                                          ----------------         ----------------
Other non-current assets:
  Transition costs                                                               1,977,305                2,132,980
  Regulatory assets                                                                 61,031                   64,568
  Other                                                                            351,293                  207,657
                                                                          ----------------         ----------------
      Total other non-current assets                                             2,389,629                2,405,205
                                                                          ----------------         ----------------
          TOTAL ASSETS                                                    $      5,297,105         $      5,247,563
                                                                          ================         ================
LIABILITIES AND CAPITALIZATION
Notes payable and current maturities                                      $        280,199         $        100,822
                                                                          ----------------         ----------------
Other current liabilities                                                          162,717                  253,442
                                                                          ----------------         ----------------
Deferred income taxes - net                                                        813,516                  777,017
                                                                          ----------------         ----------------
Deferred income                                                                    138,390                  156,579
                                                                          ----------------         ----------------
Beaver Valley lease liability                                                      475,570                  475,570
                                                                          ----------------         ----------------
Other non-current liabilities                                                      334,537                  371,653
                                                                          ----------------         ----------------
Commitments and contingencies (Note 4)
Capitalization:
  Long-term debt                                                                 1,367,072                1,364,879
                                                                          ----------------         ----------------
  Preferred and preference stock of subsidiaries                                   229,237                  228,282
                                                                          ----------------         ----------------
  Preferred stock                                                                   43,786                   35,274
                                                                          ----------------         ----------------
  Common shareholders' equity:
    Common stock - no par value (authorized - 187,500,000 shares;
         issued - 109,679,154 shares)                                              994,965                  994,996
    Retained earnings                                                              921,156                  869,671
    Less treasury stock (at cost) (34,365,778 and 32,305,726
      shares, respectively)                                                       (469,391)                (385,976)
    Accumulated other comprehensive income                                           5,351                    5,354
                                                                          ----------------         ----------------
      Total common shareholders' equity                                          1,452,081                1,484,045
                                                                          ----------------         ----------------
          Total capitalization                                                   3,092,176                3,112,480
                                                                          ----------------         ----------------
          TOTAL LIABILITIES AND CAPITALIZATION                            $      5,297,105         $      5,247,563
                                                                          ================         ================

See notes to condensed consolidated financial statements.

                                      DQE
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                         ----------------------------------------
                                                                               1999                      1998
                                                                         --------------            --------------
Cash Flows From Operating Activities
  Operations                                                             $      332,694            $      364,610
  Purchase of nuclear fuel                                                      (40,109)                       --
  Changes in working capital other than cash                                     (6,970)                 (119,450)
  Increase in ECR                                                                    --                   (19,219)
  Other                                                                          (3,883)                   17,519
                                                                         --------------            --------------
    Net Cash Provided By Operating Activities                                   281,732                   243,460
                                                                         --------------            --------------
Cash Flows From Investing Activities
  Acquisition of water companies                                               (142,496)                  (40,961)
  Capital expenditures                                                         (102,768)                 (118,955)
  Long-term investments                                                         (25,500)                  (50,862)
  Acquisition of propane companies                                              (17,315)                       --
  Payment of funding obligations                                                (14,057)                       --
  Proceeds from the sale of investments                                          49,297                        --
  Proceeds from the sale of property                                             31,863                     1,063
  Other                                                                         (24,871)                  (28,740)
                                                                         --------------            --------------
    Net Cash Used in Investing Activities                                      (245,847)                 (238,455)
                                                                         --------------            --------------
Cash Flows From Financing Activities
  Dividends on common stock                                                     (86,650)                  (83,929)
  Repurchase of common stock                                                    (83,415)                       --
  Reductions of long term obligations - net                                     (70,946)                  (36,732)
  Increase in notes payable                                                     226,233                     4,375
  Other                                                                         (30,649)                   (7,690)
                                                                         --------------            --------------
    Net Cash Used in Financing Activities                                       (45,427)                 (123,976)
                                                                         --------------            --------------
Net decrease in cash and temporary cash investments                              (9,542)                 (118,971)
Cash and temporary cash investments at beginning of period                      108,790                   356,412
                                                                         --------------            --------------
Cash and temporary cash investments at end of period                     $       99,248            $      237,441
                                                                         ==============            ==============
Non-Cash Investing and Financing Activities
Preferred stock issued in conjunction with long-term investments         $        8,634            $       25,056
                                                                         ==============            ==============
Capital lease obligations recorded                                       $        6,470            $        5,011
                                                                         ==============            ==============
Equity funding obligations recorded                                      $          812            $           --
                                                                         ==============            ==============

See notes to condensed consolidated financial statements.

                                      DQE
                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                             (Thousands of Dollars)
                                  (Unaudited)

                                                           Three Months Ended                      Nine Months Ended
                                                             September 30,                           September 30,
                                                       1999               1998                 1999              1998
                                                   ------------      -------------         ------------      -------------
NET INCOME AFTER EXTRAORDINARY ITEM                $     49,217      $      62,069         $    139,288      $      64,855

Other Comprehensive (Loss) Income:
  Unrealized holding (losses) gains
     net of tax of $(208), $(1,396), $994 and
     $(2,114), respectively                                (294)            (1,930)               1,401             (2,980)
  Less:  reclassification adjustment for
     gains included in net income, net of
     tax of $0, $0, $756 and $0, respectively                --                 --               (1,404)                --
                                                   ------------      -------------         ------------      -------------
        Total Other Comprehensive (Loss) Income            (294)            (1,930)                  (3)            (2,980)
                                                   ------------      -------------         ------------      -------------
Comprehensive Income                               $     48,923      $      60,139         $    139,285      $      61,875
                                                   ============      =============         ============      =============

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

     The Company's largest subsidiary, Duquesne, is an electric utility engaged in the generation, transmission, distribution and sale of electric energy. The Company's expanded business lines offer a wide range of energy-related technologies, industrial and commercial energy services, telecommunications and other complementary services. The expanded business lines' initiatives also include a water resource management company that acquires, develops and manages water and wastewater utilities, energy facility development and operation, domestic and international independent power production, the production and distribution of landfill gas, propane and synthetic fuels, investments in communications systems and electronic commerce, and long-term investments. DQE Capital provides financing for the expanded business lines.

     The Company plans to divest itself of its generation assets through the pending exchange of certain power station assets with FirstEnergy Corporation (FirstEnergy) and the pending sale of generation assets to Orion Power Holdings, Inc. (Orion). Final agreements governing the sale to Orion must be approved by various regulatory agencies, including the Pennsylvania Public Utility Commission (PUC). The Company currently expects these transactions to close in December 1999 and the second quarter of 2000, respectively. (See "Rate Matters", Note 2, on page 7.)

     All material intercompany balances and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

     In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods and are normal, recurring adjustments. Prior periods have been reclassified to conform with current accounting presentations.

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

     The Company's long-term investments include assets of nuclear decommissioning trusts and marketable securities accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains related to marketable securities were $9.1 million ($5.4 million, net of tax) at September 30, 1999, and $8.9 million ($5.4 million, net of tax) at December 31, 1998. (See "Power Station Exchange" discussion, Note 2, on page 8.)

2.  RATE MATTERS

Competition and the Customer Choice Act

     Under historical ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers, along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this process, utilities had assets recorded on their balance sheets at above-market costs, thus creating transition costs.

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

Phase-In to Competition

     Currently 66 percent of customers are eligible to participate in customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of September 30, 1999, approximately 17 percent of the Company's customers had chosen alternative generation suppliers, representing approximately 22 percent of the Company's non-coincident peak load. Customers that have chosen an electricity generation supplier other than the Company pay that supplier for generation charges, and pay the Company the CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from the Company pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges, and the CTC. Under the Customer Choice Act, an electric distribution company, such as Duquesne, remains a regulated utility and may only offer PUC-approved rates, including generation rates. Also under the Customer Choice Act, electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

     In an effort to "jumpstart" competition, Duquesne had made 600 megawatts
(MW) of power available through the first six months of 1999 to licensed electric generation suppliers, to be used to supply electricity to Duquesne's customers who had chosen alternative generation suppliers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs (discussed below), the Company has agreed to extend this rate cap for an additional six months through the end of 2001. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plan

     In its May 29, 1998, final restructuring order, the PUC determined that the Company should recover most of the above-market costs of the generation assets, including plant and regulatory assets through the collection of the CTC from electric utility customers. The $1.49 billion, net of tax, of transition costs was originally to be recovered over a seven-year period ending in 2005. However, by applying expected net proceeds of the generation asset auction (discussed below) to reduce transition costs, the Company currently anticipates early termination of the CTC collection period in 2001 for most major rate classes.
In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. The Company is allowed to earn an 11 percent pre-tax return on the unrecovered, net of tax balance of transition costs, as adjusted following the generation asset auction.

     As part of its restructuring plan filing, the Company requested recovery of $11.5 million ($6.7 million, net of tax) through the CTC for energy costs previously deferred under the ECR. Recovery of this amount was approved in the PUC's final restructuring order. The Company also requested recovery of an additional $31.2 million ($18.2 million, net of tax) in deferred fuel costs. On December 18, 1998, the PUC denied recovery of this additional amount. The Company appealed the PUC's denial of recovery to the Pennsylvania Commonwealth Court. On October 26, 1999, the Company and the Pennsylvania Office of the Consumer Advocate reached a settlement on this issue which would permit recovery of the entire $42.7 million ($24.9 million, net of tax) in deferred fuel costs. The PUC's decision on this settlement is pending.

     Auction Plan. On December 18, 1998, the PUC approved Duquesne's auction plan, including a purchased power agreement covering Duquesne's obligations for its provider of last resort service, as well as an agreement in principle to exchange certain generation assets with FirstEnergy. On September 24, 1999, Duquesne and the winning auction bidder, Orion, entered into definitive agreements pursuant to which Orion will purchase Duquesne's wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, and the stations to be received from FirstEnergy in the power station exchange described below, for approximately $1.71 billion. Under the purchased power agreement, Orion will supply all of the electric energy requirements for Duquesne's customers who have not chosen an alternative generation supplier (provider of last resort service). This agreement, which expires upon Duquesne's final collection of the CTC, effectively transfers to Orion all of the financial risks and rewards associated with electricity supply. The purchase must be approved by various regulatory agencies, including the PUC, the FERC, and the Federal Trade Commission. Duquesne currently expects the sale to close in the second quarter of 2000. Although Duquesne expects to apply the net auction proceeds to reduce transition costs, until the divestiture is complete, Duquesne has been ordered to use an interim CTC and price to compare for each rate class based on the methodology approved in its pilot program (on average, approximately 2.9 cents per kilowatt hour (KWH) for the CTC and approximately 3.8 cents per KWH for the price to compare).

     Power Station Exchange. Pursuant to the definitive agreements entered into on March 25, 1999, Duquesne and FirstEnergy will exchange ownership interests in certain power stations. Duquesne will receive 100 percent ownership rights in three fossil-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 MW), which the Company plans to sell as part of the auction of generation assets. FirstEnergy will acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately

1,400 MW). In connection with the power station exchange, the Company anticipates terminating the BV Unit 2 lease in the fourth quarter of 1999. (See "Financing" discussion on page 23.) Pursuant to the December 18, 1998, PUC order and subject to final approval, the proceeds from the sale to Orion of the power stations received in the exchange will be used to offset the transition costs associated with Duquesne's currently-held generation assets and costs associated with completing the exchange. Benefits of this exchange include the resolution of all joint ownership issues, and other ongoing risks and costs associated with the jointly-owned units. The Federal Trade Commission approved the exchange on June 30, 1999. The PUC approved the definitive exchange agreement on July 15, 1999, having found the exchange to be in the public interest. On September 15, 1999, the FERC approved the exchange. On September 30, 1999, the NRC approved the transfer of the BV Unit 1 and BV Unit 2 operating licenses, as well as Duquesne's ownership interest in Perry, to FirstEnergy. The Public Utilities Commission of Ohio approved the exchange agreement on October 28, 1999. The power station exchange is expected to occur in December 1999. (See "Legal Proceedings" on page 31.)

Termination of the AYE Merger

     On October 5, 1998, the Company announced its unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). The Company believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel the Company to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent the Company from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. Trial was held from October 20 through 28, 1999. Post-trial pleadings were filed November 10, 1999, and closing arguments are scheduled for November 23, 1999. The Company expects the judge's decision prior to the scheduled closing of the power station exchange in December. (See "Legal Proceedings" on page 31.)

     In a letter dated February 24, 1999, the PUC informed the Company that the merger application was deemed withdrawn and the docket was closed.


3.   RECEIVABLES

     The components of receivables for the periods indicated are as follows:

                                                               September 30,    September 30,     December 31,
                                                                   1999              1998             1998
                                                                      (Amounts in Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------
Electric customer accounts receivable                             $ 97,005        $ 99,608         $ 87,262
Water customer accounts receivable                                  28,364           3,328           10,591
Other utility receivables                                           27,733          28,306           25,412
Other receivables                                                   54,581          50,398           51,944
Less:  Allowance for uncollectible accounts                         (9,950)        (15,281)          (9,415)
---------------------------------------------------------------------------------------------------------------
Receivables less allowance for  uncollectible accounts             197,733         166,359          165,794
Less:  Receivables sold (electric customer accounts)               (50,000)             --               --
===============================================================================================================
     Total Receivables                                            $147,733        $166,359         $165,794
===============================================================================================================

     The Company and an unaffiliated corporation have an agreement that entitles the Company to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The accounts receivable sales agreement, the expiration of which has been extended until February 2000, is one of many sources of funds available to the Company. The Company currently anticipates further extending the agreement or replacing it with a similar arrangement upon expiration. At September 30, 1999, the Company had sold $50 million of receivables. At September 30 and December 31, 1998, the Company had not sold any receivables.

4.   COMMITMENTS AND CONTINGENCIES

     The Company anticipates divesting itself of its generation assets, through the power station exchange with FirstEnergy in December 1999 and the sale to Orion in the second quarter of 2000 and, depending on the regulatory approvals of the final agreements regarding the divestiture, expects certain obligations related to the divested assets will be transferred to the future owners. (See "Restructuring Plan" discussion, Note 2, on page 8.)

Construction

     The Company currently estimates that during 1999 it will spend, excluding the Allowance for Funds Used During Construction and nuclear fuel, approximately $110 million for electric utility construction, including $30 million for generation, and approximately $35 million for water utility construction.

Nuclear-Related Matters

     The Company has an interest in three nuclear units, two of which it operates. The operation of a nuclear facility involves special risks, potential liabilities, and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

     Nuclear Decommissioning. As part of the power station exchange, FirstEnergy has agreed to assume the decommissioning liability for each of the nuclear plants in exchange for the balance in the decommissioning trust funds described below, plus the decommissioning costs to be collected through the CTC, as approved by the PUC. The Company expects BV Unit 1, BV Unit 2 and Perry Unit 1 will be decommissioned no earlier than the expiration of each plant's operating license in 2016, 2027 and 2026, respectively. At the end of its operating life, BV Unit 1 may be placed in safe storage until BV Unit 2 is ready to be decommissioned, at which time the units may be decommissioned together.

     Based on site-specific studies conducted in 1997 for BV Unit 1 and BV
Unit 2, and a 1997 update of the 1994 study for Perry Unit 1, the Company's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, would be $170 million, $55 million and $90 million, respectively. The amount currently used to determine the Company's cost of service related to decommissioning all three nuclear units is $224 million.

     Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at September 30, 1999, totaled approximately $69.8 million.

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

     The Company has undertaken certain measures, such as increased inspections, water chemistry control and tube plugging, to minimize the operational impact of and reduce susceptibility to ODSCC. Although the Company has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of the BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is currently estimated at $125 million. Based on its current ownership interest in BV Unit 1, the Company would be responsible for $59 million of this total, which includes the cost of equipment removal and replacement steam generators, but excludes replacement power costs. The earliest that the BV Unit 1 steam generators could be replaced during a currently scheduled refueling outage is the spring of 2003.

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

     In early 1997, the Company joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997, and affirmed on rehearing May 5, 1998, denied the relief requested by the utilities and states and permitted the DOE to pursue alternative dispute resolution, but prohibited the DOE from using its lack of a spent fuel repository as a defense. The United States Supreme Court declined to review the decision. The utilities' remaining remedies are to sue the DOE in federal court for money damages caused by the DOE's delay in fulfilling its obligations, or to pursue an equitable contract adjustment before the DOE contracting officer. Duquesne has elected not to participate in further litigation regarding this matter. Pursuant to the power station exchange, FirstEnergy will assume responsibility for disposal of the spent fuel.

     Uranium Enrichment Obligations. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992, and are to be paid by such utilities over a 15-year period. At September 30, 1999, the Company's liability for contributions is being recovered through the CTC as part of transition costs.

Guarantees

     The Company and the other owners of Bruce Mansfield Power Station (Bruce Mansfield) have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At September 30, 1999, the Company's share of these guarantees was $4.5 million. These guarantees expire in January 2000.

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

Environmental Matters

     Various Federal and state authorities regulate the Company concerning air and water quality and other environmental matters. With respect to its electric utility operations and non-water related expanded business lines, the Company believes it is in current compliance with all material applicable environmental regulations.

     On November 3, 1999, the Environmental Protection Agency and the Department of Justice filed suit against seven electric utility companies, including FirstEnergy. The suit alleges that the companies made illegal modifications to certain power plants, including Sammis, which is operated by FirstEnergy. Although not a party to the suit, Duquesne is currently a partial owner of Sammis Unit 7 (one of the interests to be acquired by FirstEnergy in the power station exchange). The ultimate outcome of this suit, and any potential impact it may have on Duquesne, cannot be determined at this time.

     With respect to Federal water regulations, AquaSource recently met the water quality reporting requirement under the Safe Drinking Water Act by timely providing reports to all of its customers. In connection with its acquisition strategy, AquaSource is aware of various compliance issues at its water and wastewater facilities, and is communicating and working closely with the appropriate regulators to correct those issues in a timely manner. The Company does not believe that any of these compliance issues will have a material effect on its financial position, results of operations or cash flows.

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

5.   Business Segments and Related Information

     Historically, Duquesne has been treated as a single integrated business segment due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers which was cost-based and was designed to recover the Company's operating expenses and investment in electric utility assets and to provide a return on the investment. As a result of the Customer Choice Act, generation of electricity is deregulated and charged at a separate rate from the delivery of electricity beginning in 1999. For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), the Company is required to disclose information about its business segments separately. Accordingly, the Company has used the PUC-approved separate rates for 1999 to develop the financial information of the business segments for the three and nine months ended September 30, 1998 (or as of December 31, 1998, with respect to assets).

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

     Financial data for business segments is provided as follows:

Business Segments for the Three Months Ended


September 30, 1999                                                (Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------
                                Electricity       Electricity                        All          Elimina-
                                 Delivery          Generation          CTC          Other          tions         Consolidated
                             -------------------------------------------------------------------------------------------------
Operating revenues           $     95,848      $    129,742       $   107,840    $    65,868     $    (1,053)    $    398,245
Operating expenses                 41,812           139,656             4,745         70,853          (3,145)         253,921
Depreciation and
 amortization expense               7,830             2,466            46,075          8,715              --           65,086
------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)          46,206           (12,380)           57,020        (13,700)          2,092           79,238
Other income (loss)                   512               942                --         40,525          (5,298)          36,681
Interest and other charges          9,065            11,772            11,908         10,399          (2,618)          40,526
------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before taxes       37,653           (23,210)           45,112         16,426            (588)          75,393
Income taxes                       13,660           (11,631)           18,721          5,426              --           26,176
------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)          $     23,993      $    (11,579)      $    26,391    $    11,000     $      (588)    $     49,217
==============================================================================================================================
Assets                       $  1,297,693      $    561,111       $ 1,977,305    $ 1,460,996     $        --     $  5,297,105
==============================================================================================================================
Capital expenditures         $     10,446      $      6,748       $        --    $    14,219     $        --     $     31,413
==============================================================================================================================


September 30, 1998                                                 (Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------------
                                     Electricity        Electricity         All         Elimina-
                                      Delivery          Generation         Other         tions         Consolidated
                                  -----------------------------------------------------------------------------------
Operating revenues                $     89,250       $    237,724      $    30,679    $   (2,955)     $   354,698
Operating expenses                      41,195            158,302           26,314        (3,427)         222,384
Depreciation and
 amortization expense                   14,265             21,347            2,032            --           37,644
---------------------------------------------------------------------------------------------------------------------
  Operating income                      33,790             58,075            2,333            472           94,670
Other income (loss)                      1,310              2,306           17,928         (1,399)          20,145
Interest and other charges               9,332             14,505            4,128           (356)          27,609
---------------------------------------------------------------------------------------------------------------------
  Income (loss) before taxes            25,768             45,876           16,133           (571)          87,206
Income taxes                            10,063             18,103           (3,029)            --           25,137
---------------------------------------------------------------------------------------------------------------------
  Net income (loss)               $     15,705       $     27,773      $    19,162    $      (571)    $     62,069
=====================================================================================================================
Assets (1)                        $  1,314,266       $  2,711,533      $ 1,221,764    $        --     $  5,247,563
=====================================================================================================================
Capital expenditures              $     21,509       $     12,920      $    15,821    $        --     $     50,250
=====================================================================================================================

(1) Relates to assets as of December 31, 1998.

Business Segments for the Nine Months Ended


September 30, 1999                                                (Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------
                                Electricity       Electricity                        All          Elimina-
                                 Delivery          Generation          CTC          Other          tions         Consolidated
                             -------------------------------------------------------------------------------------------------
Operating revenues           $    259,246      $    339,155       $   290,244    $   173,058     $    (9,802)    $  1,051,901
Operating expenses                122,653           359,007            12,771        179,626         (15,553)         658,504
Depreciation and
 amortization expense              43,076            12,953           101,138         18,805              --          175,972
------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)          93,517           (32,805)          176,335        (25,373)          5,751          217,425
Other income (loss)                 3,107             6,407                --        112,489         (12,988)         109,015
Interest and other charges         27,108            35,294            35,623         22,681          (5,462)         115,244
------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before taxes       69,516           (61,692)          140,712         64,435          (1,775)         211,196
Income taxes                       25,693           (29,569)           58,396         17,388              --           71,908
------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)        $     43,823      $    (32,123)      $    82,316    $    47,047     $    (1,775)    $    139,288
==============================================================================================================================
Assets                       $  1,297,693      $    561,111       $ 1,977,305    $ 1,460,996     $        --     $  5,297,105
==============================================================================================================================
Capital expenditures         $     39,090      $     18,864       $        --    $    44,814     $        --     $    102,768
==============================================================================================================================


September 30, 1998                                                 (Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------------
                                     Electricity        Electricity         All         Elimina-
                                      Delivery          Generation         Other         tions         Consolidated
                                  -----------------------------------------------------------------------------------
Operating revenues                $    244,547       $    654,620      $    66,970    $   (9,154)     $   956,983
Operating expenses                     116,846            417,503           60,500       (11,780)         583,069
Depreciation and
 amortization expense                   39,122            109,171            4,185            --          152,478
---------------------------------------------------------------------------------------------------------------------
  Operating income                      88,579            127,946            2,285         2,626          221,436
Other income (loss)                      4,153              7,169           73,798        (5,428)          79,692
Interest and other charges              28,364             44,086           10,528          (438)          82,540
---------------------------------------------------------------------------------------------------------------------
  Income (loss) before taxes            64,368             91,029           65,555        (2,364)         218,588
Income taxes                            26,737             37,471            6,977            --           71,185
---------------------------------------------------------------------------------------------------------------------
  Net income (loss)
   before extraordinary item      $     37,631       $     53,558      $    58,578    $   (2,364)     $   147,403
Extraordinary item, net of tax              --            (82,548)              --            --          (82,548)
---------------------------------------------------------------------------------------------------------------------
  Net income (loss)
   after extraordinary item       $     37,631       $    (28,990)     $    58,578    $   (2,364)     $    64,855
=====================================================================================================================
Assets (1)                        $  1,314,266       $  2,711,533      $ 1,221,764    $       --      $ 5,247,563
=====================================================================================================================

Capital expenditures              $     40,620       $     28,430      $    49,905    $       --      $   118,955
=====================================================================================================================

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

     The Company's largest subsidiary, Duquesne, is an electric utility engaged in the generation, transmission, distribution and sale of electric energy. The Company's expanded business lines offer a wide range of energy-related technologies, industrial and commercial energy services, telecommunications, and other complementary services. The expanded business lines' initiatives also include a water resource management company that acquires, develops and manages water and wastewater utilities, energy facility development and operation, domestic and international independent power production, the production and distribution of landfill gas, propane and synthetic fuels, investments in communications systems and electronic commerce, and long-term investments. DQE Capital provides financing for the expanded business lines.

     The Company plans to divest itself of its generation assets through the pending exchange of certain power station assets with FirstEnergy Corporation (FirstEnergy) and the pending sale of generation assets to Orion Power Holdings, Inc. (Orion). Final agreements governing the sale to Orion must be approved by various regulatory agencies, including the Pennsylvania Public Utility Commission (PUC). The Company currently expects these transactions to close in December 1999 and the second quarter of 2000, respectively. (See "Rate Matters" on page 25.)

The Company's Service Areas

     The Company's electric utility operations provide service to customers in Allegheny County (including the City of Pittsburgh), Beaver County and, to a limited extent, Westmoreland County. (See "Rate Matters" on page 25.) This territory represents approximately 800 square miles in southwestern Pennsylvania. In addition to serving approximately 580,000 direct customers, the Company's utility operations also sell electricity to other utilities.

     The Company's water operations currently provide service to more than 300,000 water and wastewater customer connections and commercial bottled water customers in 13 states and Canada.

Regulation

     The Company is subject to the accounting and reporting requirements of the SEC. In addition, the Company's electric utility operations are subject to regulation by the PUC, including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters. (See "Rate Matters" on page 25.)

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

     As a result of the PUC's May 29, 1998, final order regarding the Company's restructuring plan under the Customer Choice Act (see "Rate Matters" on page
25), the electricity generation portion of the Company's business does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, fixed assets related to the generation portion of the Company's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). Pursuant to the PUC's final restructuring order, certain of the Company's generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services (the electricity delivery business segment), and have been reclassified accordingly. Additionally, pursuant to the PUC's final restructuring order, the Company is recovering its above-market investment in generation assets through the CTC, subject to receipt of the proceeds from the generation asset auction. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to the Company, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 25.)

Results of Operations
--------------------------------------------------------------------------------

Overall Performance

     In the second quarter of 1998, the PUC issued an order related to the Company's plan to recover its transition costs from electric utility customers. As a result of the order, the Company recorded an extraordinary charge against earnings of $82.5 million, or $1.06 per share. The following discussion of results of operations excludes the impact of such charge.

     Comparison of Three Months Ended September 30, 1999, and September 30, 1998. Basic earnings per share decreased 20 percent in the third quarter of 1999, to $0.64. This decline resulted from a 21 percent decrease in earnings available for common stock, partially offset by a 2.4 million share reduction in average shares of common stock outstanding. The net income contribution from Duquesne decreased $11.2 million. During the latter part of July 1999, a prolonged, wide-spread heat wave in the eastern half of the United States, combined with regional capacity constraints, resulted in unexpected net purchased power costs of approximately $24 million. As a result of these unprecedented purchased power prices, Duquesne's net revenues did not increase enough to offset the anticipated increased depreciation and amortization expense due to amortization of the CTC. The net income contribution from the Company's expanded business lines decreased by $2.0 million, as a result of decreased investment income due to the previous disposition of certain of the Company's investments, and less income from the Company's landfill gas investments. Partially offsetting these decreases were the Company's continuing water aggregation strategy and a gain on the sale of certain real estate investments.

     Comparison of Nine Months Ended September 30, 1999, and September 30, 1998. Basic earnings per share decreased 4.7 percent for the nine months ended September 30, 1999, to $1.81. This decline resulted from a 6.3 percent decrease in earnings available for common stock slightly offset by a 1.6 million share reduction in average shares of common stock outstanding. Duquesne's net income contribution decreased $10.8 million, while the Company's expanded business lines contributed $1.5 million more to net income in 1999 than in 1998. Duquesne's earnings were impacted by the unprecedented July purchased power prices. The expanded business line results reflect an increased level of gains from investment dispositions.

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

     Beginning in 1999, the Company has three principal business segments (determined by products, services and regulatory environment): (1) the transmission and distribution by Duquesne of electricity (electricity delivery business segment), (2) the generation by Duquesne of electricity (electricity generation business segment), and (3) the collection of transition costs (CTC business segment). The Company has reported the results for 1999 by these business segments and an "all other" category. The all other category includes the Company's expanded business lines and Duquesne investments. These expanded business lines include water utilities, energy products and services and other activities. Intercompany transactions primarily relate to borrowings, sales of electricity, property rental, management fees and dividends. However, as the Company was not yet collecting transition costs prior to 1999, the 1998 results are reported by the electricity delivery and electricity generation business segments. (Additional information regarding the Company's business segments is set forth in "Business Segments and Related Information," Note 5 to the condensed consolidated financial statements on page 13.)

     In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), a segment of a company's business is reported as discontinued operations if a formal disposition plan has been approved and the disposition is expected within 12 months. The Company believes that its electricity generation business segment will meet the criteria of APB 30 for discontinued operations upon completion of the power station exchange with FirstEnergy. The allocation of certain costs to the electricity generation business segment under APB 30 will differ from those allocations presented in
Note 5, Business Segments and Related Information.

Electricity Delivery Business Segment

     Comparison of Three Months Ended September 30, 1999, and September 30, 1998. The electricity delivery business segment contributed $24.0 million to net income in the third quarter of 1999 compared to $15.7 million in the third quarter of 1998, an increase of 52.9 percent. Operating revenues for this business segment are primarily derived from the Company's delivery of electricity and services provided to electric generation suppliers.

     Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

     Operating revenues increased by $6.6 million or 7.4 percent in the third quarter of 1999 due to an increase in electricity usage by customers of 5.5 percent and due to revenues from services provided to electric generation suppliers. The increased sales are driven primarily by the warm weather experienced in Duquesne's service territory during July. The following table sets forth KWH delivered to electric utility customers during the third quarter:

------------------------------------------------------------------------------------------------
                                                                  KWH Delivered
                                                 -----------------------------------------------
                                                                  (In Millions)
                                                 -----------------------------------------------
Three Months Ended September 30,                   1999               1998              Change
------------------------------------------------------------------------------------------------
Residential                                       1,104.5            1,018.5             8.4%
Commercial                                        1,720.8            1,664.8             3.4%
Industrial                                          893.3              842.8             6.0%
--------------------------------------------------------------------------------
     Sales to Electric Utility Customers          3,718.6            3,526.1             5.5%
================================================================================================

     Operating expenses for the electricity delivery business segment are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; allocated administrative expenses; and non-income taxes, such as property and payroll taxes. Operating expenses increased $0.6 million or 1.5 percent in the third quarter of 1999.

     Depreciation and amortization expense decreased $6.4 million due to less amortization of a regulatory tax receivable and due to an adjustment recorded in the third quarter related to new depreciation rates resulting from a life service study effective January 1, 1999.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne. In the third quarter of 1999, there was $0.3 million or 2.9 percent less in interest and other charges compared to the third quarter of 1998. The decrease was the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

     Comparison of Nine Months Ended September 30, 1999, and September 30, 1998. The electricity delivery business segment contributed $43.8 million to net income in the first nine months of 1999 compared to $37.6 million in the first nine months of 1998, an increase of 16.5 percent.

     Operating revenues increased by $14.7 million or 6.0 percent in the first nine months of 1999 due to a 3.2 percent increase in electricity usage by customers and to services provided to electric generation suppliers. Sales to residential and commercial customers increased due to weather conditions, while industrial sales were relatively consistent between periods. The following table sets forth KWH delivered to electric utility customers during the first nine months of 1999 and 1998:

------------------------------------------------------------------------------------------------
                                                                  KWH Delivered
                                                 -----------------------------------------------
                                                                  (In Millions)
                                                 -----------------------------------------------
Nine Months Ended September 30,                   1999               1998              Change
------------------------------------------------------------------------------------------------
Residential                                       2,772.9            2,617.8             5.9%
Commercial                                        4,618.5            4,478.7             3.1%
Industrial                                        2,617.1            2,597.1             0.8%
---------------------------------------------------------------------------------
     Sales to Electric Utility Customers         10,008.5            9,693.6             3.2%
===================================================================================================

     Operating expenses for the electricity delivery business segment increased $5.8 million or 5.0 percent in the first nine months of 1999, primarily due to the timing of non-recurring charges related to meter reading in both 1999 and 1998.

     Depreciation and amortization expense increased $4.0 million or 10.1 percent in the first nine months of 1999 due to additions to the plant and equipment.

     Other income is primarily comprised of interest and dividend income. A decrease of $1.0 million or 25.2 percent was the result of lower interest income from a smaller amount of cash available for investing in the first nine months of 1999.

     In the first nine months of 1999, there was $1.3 million or 4.4 percent less in interest and other charges compared to the first nine months of 1998. The decrease was the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

Electricity Generation and CTC Business Segments

     Comparison of Three Months Ended September 30, 1999, and September 30, 1998. In the third quarter of 1999, the electricity generation and CTC business segments reported net income of $14.8 million compared to $27.8 million for the third quarter of 1998, a decrease of 46.8 percent.

     During 1998, five percent of the Company's electric utility customers participated in the customer choice pilot program under the Customer Choice Act, and purchased electricity from alternative generation suppliers. Beginning in 1999, up to 66 percent of the Company's electric utility customers are eligible to participate in customer choice. As of September 30, 1999, approximately 17 percent of the Company's customers are purchasing electricity from alternative generation suppliers.

     For the electricity generation and CTC business segments, operating revenues are primarily derived from the Company's supply of electricity for delivery to retail customers, the supply of electricity to wholesale customers and, beginning in 1999, the collection of generation-related transition costs from electricity delivery customers. Under fuel cost recovery provisions effective through May 29, 1998, fuel revenues generally equaled fuel expense, as costs were recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR), including the fuel component of purchased power, and did not affect net income. In 1999, due to the PUC's final restructuring order, fuel costs are expensed as incurred, and impact net income to the extent fuel costs exceed amounts included in Duquesne's authorized generation rates. (See "Rate Matters" on page 25.)

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

     Short-term sales to other utilities are made at market rates. Fluctuations in electricity sales to other utilities are related to the Company's customer energy requirements, the energy market and transmission conditions, and the availability of the Company's generating stations. Future levels of short-term sales to other utilities will be affected by market rates, the level of participation in customer choice, and the Company's divestiture of its generation assets. (See "Rate Matters" on page 25.)

     Operating revenues decreased by $0.1 million or 0.1 percent in the third quarter of 1999. The decrease in revenues can be attributed to a decrease in energy supplied to electric utility customers due to increased participation in customer choice, partially offset by an 80.1 percent increase in energy supplied to other utilities. As of September 30, 1999, 17.0 percent of residential non-coincident peak load, 31.0 percent of commercial load, and 9.8 percent of industrial load have selected alternative generation suppliers. The increase in energy supplied to other utilities is due to increased capacity available to sell as a result of participation in customer choice and improved generating station availability. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier and sales to other utilities:

-----------------------------------------------------------------------------------------------------
                                                                    KWH Supplied
                                                -----------------------------------------------------
                                                                   (In Millions)
Three Months Ended September 30,                    1999               1998               Change
-----------------------------------------------------------------------------------------------------
Residential                                          911.9              956.5              (4.7)%
Commercial                                         1,241.7            1,575.4             (21.2)%
Industrial                                           866.9              827.0               4.8 %
---------------------------------------------------------------------------------
     Sales to Electric Utility Customers           3,020.5            3,358.9             (10.1)%
---------------------------------------------------------------------------------
Sales to Other Utilities                             919.1              510.2              80.1 %
---------------------------------------------------------------------------------
     Total Sales                                   3,939.6            3,869.1               1.8 %
=====================================================================================================

     Operating expenses for the electricity generation and CTC business segments are primarily made up of energy costs; costs to operate and maintain the power stations; allocated administrative expenses; and non-income taxes, such as property and payroll taxes.

     Fluctuations in energy costs generally result from changes in the cost of fuel, the mix between coal and nuclear generation, total KWH supplied, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings for the first five months of 1998.

     Operating and maintenance expenses decreased $13.9 million or 8.8 percent in the third quarter of 1999 as a result of the reclassification of the interest component of Beaver Valley lease costs to interest expense and decreased maintenance costs.

     In the third quarter of 1999, fuel and purchased power expense decreased by $1.0 million or 1.2 percent compared to the third quarter of 1998. During the third quarter of 1998, Duquesne's BV Units 1 and 2 were undergoing outages and the purchased power volumes were unusually large. The anticipated reduction in energy costs in 1999 did not occur due to power market conditions during late July. While purchased power volumes decreased substantially, unprecedented prices prevented a decline in costs.

     Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment, accrued nuclear decommissioning costs and the amortization of transition costs. An increase of $27.2 million or 127.4 percent in the third quarter of 1999 was primarily the result of amortization of transition costs. In 1999, the Company began to recover transition costs through an interim CTC. The total transition costs to be recovered was $1.49 billion, net of tax, over a seven-year period, as may be adjusted to account for the proceeds of the generation asset auction (see "Rate Matters" on page 25). The Company records amortization expense for transition costs reflected on the consolidated balance sheet over the same period as the CTC revenues are being recognized.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne. In the third quarter of 1999 there was a $9.2 million or 63.2 percent increase in interest and other charges compared third quarter of 1998. The increase reflected the reclassification of the interest component of Beaver Valley lease costs to interest expense, partially offset by refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998. (See "Financing" discussion on page 23.)

     Comparison of Nine Months Ended September 30, 1999, and September 30, 1998. In the first nine months of 1999, the electricity generation and CTC business segments reported net income of $50.2 million compared to $53.6 million for the first nine months of 1998, a decrease of 6.3 percent.

     Operating revenues decreased by $25.2 million or 3.9 percent in the first nine months of 1999. The decrease in revenues can be attributed to a decrease in energy supplied to electric utility customers due to increased participation in customer choice and the 1998 recognition of $23.3 million of revenues related to deferred energy costs. Partially offsetting this decrease was a 91.7 percent increase in energy supplied to other utilities in the first nine months of 1999, due to the Company's decision to make 600 MW available during the first six months of 1999 to licensed generation suppliers to stimulate competition, and increased capacity available to sell as a result of participation in customer choice. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier and sales to other utilities:

-----------------------------------------------------------------------------------------------------
                                                                    KWH Supplied
                                                -----------------------------------------------------
                                                                   (In Millions)
Nine Months Ended September 30,                     1999               1998               Change
-----------------------------------------------------------------------------------------------------
Residential                                        2,368.6            2,470.1              (4.1)%
Commercial                                         3,381.1            4,241.0             (20.3)%
Industrial                                         2,527.0            2,555.9              (1.1)%
---------------------------------------------------------------------------------
     Sales to Electric Utility Customers           8,276.7            9,267.0             (10.7)%
---------------------------------------------------------------------------------
Sales to Other Utilities                           2,369.6            1,236.1              91.7 %
---------------------------------------------------------------------------------
     Total Sales                                  10,646.3           10,503.1               1.4 %
=====================================================================================================

     Operating expenses decreased $45.7 million or 11.0 percent in the first nine months of 1999 as a result of decreased energy costs and the reclassification of the interest component of Beaver Valley lease costs to interest expense.

     In the first nine months of 1999, fuel and purchased power expense decreased by $35.5 million or 16.4 percent compared to the first nine months of 1998, primarily as a result of decreased purchased power volumes and a favorable power supply mix.

     An increase in depreciation and amortization expense of $4.9 million or 4.5 percent in the first nine months of 1999 was the result of the amortization of transition costs. The total of transition costs to be recovered was $1.49 billion, net of tax, over a seven-year period, as may be adjusted to account for the proceeds of the generation asset auction (see "Rate Matters" on page 25). The Company records amortization expense for transition costs reflected on the consolidated balance sheet over the same period as the CTC revenues are being recognized.

     In the first nine months of 1999 there was a $26.8 million or 60.9 percent increase in interest and other charges compared to the first nine months of 1998. The increase reflected the reclassification of the interest component of Beaver Valley lease costs to interest expense, partially offset by the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

All Other

     Comparison of Three Months Ended September 30, 1999, and September 30, 1998. The all other category contributed $11.0 million to net income in the third quarter of 1999 compared to $19.2 million in the third quarter of 1998, a decrease of 42.6 percent, as a result of decreased investment income due to the previous disposition of certain of the Company's investments, and less income from certain of the Company's alternative energy investments. Partially offsetting these decreases were income from continuing water aggregation strategy and gains on the sale of certain real estate and other investments.

     Operating revenues primarily include revenues from operating activities of the expanded business lines. Operating revenues increased in the third quarter of 1999 by $35.2 million to more than double the level in the third quarter of 1998. This increase was primarily the result of increased revenues from AquaSource and Control Solutions (a subsidiary of DE).

     Operating expenses include expenses from operating activities of the expanded business lines and Duquesne investments. In the third quarter of 1999, operating expenses increased $44.5 million to more than double the level in the third quarter of 1998. The growth of the expanded business lines' start-up and developmental activities and acquisitions accounted for most of the increase.

     Depreciation and amortization expense primarily includes the depreciation of plant and equipment of the expanded business lines and amortization of certain investments. In the third quarter of 1999, depreciation and amortization expense increased by $6.7 million, primarily due to the depreciation and amortization associated with the acquisitions of water and water-related companies by AquaSource throughout 1998 and 1999.

     Other income primarily includes long-term investment income, gains from asset dispositions, and interest and dividend income related to the expanded business lines and Duquesne investments. Other income in the third quarter of 1999 was $22.6 million or 126.0 percent higher than in the third quarter of 1998. Approximately $15 million of this increase was the result of the gains recognized on the disposition of certain of the Company's real estate and other investments.

     Interest and other charges are made up of interest on long-term debt, other interest, intercompany interest on borrowings, and preferred stock dividends of the expanded business lines, and Duquesne investments. An increase of $6.3 million or 151.9 percent in the third quarter of 1999 was the result of higher expense associated with higher average borrowings outstanding; approximately $3 million of the increase was intercompany interest.

     Comparison of Nine Months Ended September 30, 1999, and September 30, 1998. The all other category contributed $47.0 million to net income in the first nine months of 1999 compared to $58.6 million in the first nine months of 1998, a decrease of 19.7 percent.

     Operating revenues increased in the first nine months of 1999 by $106.1 million or 158.4% in the first nine months of 1998. This increase was primarily the result of increased revenues from AquaSource and Control Solutions.

     In the first nine months of 1999, operating expenses increased $119.1 million or almost triple the level in the first nine months of 1998. The growth of the expanded business lines' start-up and developmental activities and acquisitions accounted for most of the increase.

     In the first nine months of 1999, depreciation and amortization expense increased by $14.6 million, primarily due to the depreciation and amortization associated with the acquisitions of water and water-related companies by AquaSource throughout 1998 and 1999.

     Other income in the first nine months of 1999 was $38.7 million or 52.4 percent higher than in the first nine months of 1998. This increase was the result of new investments made by the expanded business lines throughout 1998 and 1999 and gains recognized on the disposition of certain of the Company's real estate and affordable housing investments.

     An increase in interest and other charges of $12.2 million or 115.4 percent in the first nine months of 1999 was the result of higher long-term debt expense associated with higher average borrowings outstanding. In addition, approximately $6 million of the increase was intercompany interest.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Financing

     The Company expects to meet its current obligations and debt maturities through the year 2003 with funds generated from operations, through new financings and short-term borrowings, and through the proceeds from the sale of generation assets to Orion. To the extent that acquisition and long-term investment opportunities prior to the generation divestiture exceed current expectations, the Company may explore various financing alternatives. At September 30, 1999, the Company was in compliance with all of its debt covenants.

  Mortgage bonds in the amount of $75 million matured in July 1999, and were retired using available cash and short term borrowings.

     As discussed previously, the Company has entered into an agreement to sell its generation assets to Orion for approximately $1.71 billion. The Company anticipates using the net proceeds from this sale (currently estimated to be $1.1 billion) to recapitalize the Company and for general corporate purposes.

     In connection with the power station exchange with FirstEnergy, the Company anticipates terminating the BV Unit 2 lease in the fourth quarter of 1999; the lease liability recorded on the consolidated balance sheet would be eliminated, however the underlying collateralized lease bonds ($370.7 million at September 30, 1999, and anticipated to be $359.2 million upon lease termination) would become obligations of the Company and be recorded on the consolidated balance sheet as debt. The Company anticipates redeeming the bonds on December 1, 2002 (the first redemption date), using funds generated from operations, the generation asset auction proceeds, the CTC, and/or through new financings. The Company would also pay approximately $230 million in termination costs, which the Company expects to recover through the proceeds of the generation asset auction and the CTC. (See "Power Station Exchange" discussion on page 27.)

     In connection with customer choice, customer revenues from Duquesne's operations will be reduced by an amount equal to the generation rate applicable to those customers choosing alternative generation suppliers (currently approximately 17 percent of customers). This reduction is expected to be offset by reduced cash requirements associated with supplying energy. A further impact is anticipated when the purchased power agreement with Orion takes effect, and all customers will be buying generation either directly from alternative suppliers or indirectly from Orion. An additional impact on customer revenues is expected to occur when the CTC has been fully collected, which is currently expected to occur in 2001 for most major rate classes. The foregoing statements are forward-looking regarding the impact on cash flows of customer choice and Duquesne's divestiture. Actual results could materially differ from those implied by such statements due to known and unknown risks and uncertainties, including, but not limited to, the timing of the receipt of sale proceeds. (See "Restructuring Plan" on page 26.)

  As of September 30, 1999, 436,902 shares of Preferred Stock, Series A (Convertible), $100 liquidation preference per share (DQE Preferred Stock), were outstanding, including 51,060 shares issued in the third quarter of 1999.

  The Company and an unaffiliated corporation have an agreement that entitles the Company to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The Company currently anticipates extending or replacing the accounts receivable sale arrangement upon its expiration, recently extended to February 2000. At September 30, 1999, the Company had sold $50 million of receivables.

  In September 1999, DQE Capital issued $100 million of 8 3/8% medium term notes, due in September 2039 and unconditionally guaranteed by DQE. DQE Capital maintains a $250 million revolving credit agreement unconditionally guaranteed by DQE, with a 364 day term, convertible at DQE Capital's option into a term loan facility for an additional year for any amounts then outstanding upon expiration of the revolving credit period. As guarantor, DQE is subject to financial covenants requiring certain cash coverage and debt to capital ratios. At September 30, 1999, $63 million was outstanding. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime or Eurodollar rates. DQE Capital initiated a $250 million commercial paper program during the fourth quarter of 1999, also unconditionally guaranteed by DQE.

     The Company also maintains a $225 million extendible revolving credit facility which expires in September 2000. At September 30, 1999, no amounts were outstanding. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Facility fees are based on the amount of the commitments. The facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. The Company also has an aggregate of $150 million in bank term loans outstanding at September 30, 1999, with $65 million maturing in 2000 and $85 million maturing in 2001.

     At September 30, 1999, the Company had $66 million of commercial paper borrowings outstanding. During the third quarter the maximum amount of such borrowings was $126 million, the average daily borrowings was $87.2 million and the weighted average daily interest rate was 5.34 percent.

     The Company repurchased shares of its common stock on the open market during the third quarter of 1999.

Investments and Acquisitions
--------------------------------------------------------------------------------

     The Company has historically made long-term investments in leases, affordable housing, gas reserves and energy solutions. The Company continues to restructure its investment portfolio, and is currently divesting significant portions of its portfolio of affordable housing investments. Investing activities during the first nine months of 1999 and 1998 totaled approximately $26 million and $51 million, respectively.

     The Company currently estimates that during 1999 it will spend, excluding the Allowance for Funds Used During Construction and nuclear fuel, approximately $110 million for electric utility construction, including $30 million for generation, and approximately $35 million for water utility construction.
During the first nine months of 1999, the Company has spent approximately $103 million on capital expenditures, which consist of approximately $58 million at Duquesne, $26 million at AquaSource and the remaining $19 million on other.

     In the first nine months of 1999 the Company issued 86,337 shares of DQE Preferred Stock, as part of a total investment of approximately $151 million in water companies.

     During the third quarter of 1999, the Company invested approximately $7.8 million to acquire seven propane distribution businesses in Texas and Pennsylvania. The Company expects to implement an aggregation strategy similar to that used in acquiring the water-related companies to develop this expanded business line.

Rate Matters
--------------------------------------------------------------------------------

Competition and the Customer Choice Act

     Under historical ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers, along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this process, utilities had assets recorded on their balance sheets at above-market costs, thus creating transition costs.

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

Phase-In to Competition

     Currently 66 percent of customers are eligible to participate in customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of September 30, 1999, approximately 17 percent of the Company's customers had chosen alternative generation suppliers, representing approximately 22 percent of the Company's non-coincident peak load. Customers that have chosen an electricity generation supplier other than the Company pay that supplier for generation charges, and pay the Company the CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from the Company pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges, and the CTC. Under the Customer Choice Act, an electric distribution company, such as Duquesne, remains a regulated utility and may only offer PUC-approved rates, including generation rates. Also under the Customer Choice Act, electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

     In an effort to "jumpstart" competition, Duquesne had made 600 megawatts
(MW) of power available through the first six months of 1999 to licensed electric generation suppliers, to be used to supply electricity to Duquesne's customers who had chosen alternative generation suppliers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs (discussed below), the Company has agreed to extend this rate cap for an additional six months through the end of 2001. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plan

     In its May 29, 1998, final restructuring order, the PUC determined that the Company should recover most of the above-market costs of the generation assets, including plant and regulatory assets through the collection of the CTC from electric utility customers. The $1.49 billion, net of tax, of transition costs was originally to be recovered over a seven-year period ending in 2005. However, by applying proceeds of the generation asset auction (discussed below) to reduce transition costs, the Company currently anticipates early termination of the CTC collection period in 2001 for most major rate classes. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. The Company is allowed to earn an 11 percent pre-tax return on the unrecovered, net of tax balance of transition costs, as adjusted following the generation asset auction.

     As part of its restructuring plan filing, the Company requested recovery of $11.5 million ($6.7 million, net of tax) through the CTC for energy costs previously deferred under the ECR. Recovery of this amount was approved in the PUC's final restructuring order. The Company also requested recovery of an additional $31.2 million ($18.2 million, net of tax) in deferred fuel costs. On December 18, 1998, the PUC denied recovery of this additional amount. The Company appealed the PUC's denial of recovery to the Pennsylvania Commonwealth Court. On October 26, 1999, the Company and the Pennsylvania Office of the Consumer Advocate reached a settlement on this issue which would permit recovery of the entire $42.7 million ($24.9 million, net of tax) in deferred fuel costs. The PUC's decision on this settlement is pending.

     Auction Plan. On December 18, 1998, the PUC approved Duquesne's auction plan, including a purchased power agreement covering Duquesne's obligations for its provider of last resort service, as well as an agreement in principle to exchange certain generation assets with FirstEnergy. On September 24, 1999, Duquesne and the winning auction bidder, Orion, entered into definitive agreements pursuant to which Orion will purchase Duquesne's wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, and the stations to be received from FirstEnergy in the power station exchange described below, for approximately $1.71 billion. Under the purchased power agreement, Orion will supply all of the electric energy requirements for Duquesne's customers who have not chosen an alternative generation supplier (provider of last resort service). This agreement, which expires upon Duquesne's final collection of the CTC, effectively transfers to Orion all of the financial risks and rewards associated with electricity supply. The purchase must be approved by various regulatory agencies, including the PUC, the FERC, and the Federal Trade Commission. Duquesne currently expects the sale to close in the second quarter of 2000. Although Duquesne expects to apply the net auction proceeds to reduce transition costs, until the divestiture is complete, Duquesne has been ordered to use an interim CTC and price to compare for each rate class based on the methodology approved in its pilot program (on average, approximately 2.9 cents per kilowatt hour (KWH) for the CTC and approximately 3.8 cents per KWH for the price to compare).

     Power Station Exchange. Pursuant to the definitive agreements entered into on March 25, 1999, Duquesne and FirstEnergy will exchange ownership interests in certain power stations. Duquesne will receive 100 percent ownership rights in three fossil-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 MW), which the Company plans to sell as part of the auction of generation assets. FirstEnergy will acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 MW). In connection with the power station exchange, the Company anticipates terminating the BV Unit 2 lease in the fourth quarter of 1999. (See "Financing," discussion on page 23.) Pursuant to the December 18, 1998, PUC order and subject to final approval, the proceeds from the sale to Orion of the power stations received in the exchange will be used to offset the transition costs associated with Duquesne's currently-held generation assets and costs associated with completing the exchange. Benefits of this exchange include the resolution of all joint ownership issues, and other ongoing risks and costs associated with the jointly-owned units. The Federal Trade Commission approved the exchange on June 30, 1999. The PUC approved the definitive exchange agreement on July 15, 1999, having found the exchange to be in the public interest. On September 15, 1999, the FERC approved the exchange. On September 30, 1999, the NRC approved the transfer of the BV Unit 1 and BV Unit 2 operating licenses, as well as Duquesne's ownership interest in Perry, to FirstEnergy. The Public Utilities Commission of Ohio approved the exchange agreement on October 28, 1999. The power station exchange is expected to occur in December 1999. (See "Legal Proceedings" on page 31.)

Termination of the AYE Merger

     On October 5, 1998, the Company announced its unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). The Company believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel the Company to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent the Company from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. Trial was held from October 20 through 28, 1999. Post-trial pleadings were filed November 10, 1999, and closing arguments are scheduled for November 23, 1999. The Company expects the judge's decision prior to the scheduled closing of the power station exchange in December. (See "Legal Proceedings" on page 31.)

     In a letter dated February 24, 1999, the PUC informed the Company that the merger application was deemed withdrawn and the docket was closed.

Year 2000
--------------------------------------------------------------------------------

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

     As of June 30, 1999, Duquesne's mission critical systems that support the generation of electricity as well as transmission and delivery of power to customers are Year 2000 ready. As of September 30, 1999, Duquesne's business critical systems are also Year 2000 ready.

     For existing AquaSource facilities, inventory, assessment, remediation and testing and implementation for mission critical systems were substantially completed as of September 30, 1999. The Company's Year 2000 program is routinely being incorporated into all new AquaSource acquisitions.

     Year 2000 readiness related to mission critical and business critical systems at the Company's other expanded business lines was essentially complete as of June 30, 1999.

     Regulatory Review.   Throughout the execution of its Year 2000 plan, the
Company has been providing and will continue to provide information on its activities to regulatory agencies including the PUC, the Florida Public Service Commission (PSC), the Indiana Utility Regulatory Commission (URC), the New Jersey Board of Public Utilities (BPU), the Virginia State Corporation Commission (SCC), the NRC and the North American Electric Reliability Council
(NERC). In addition to complying with all regulatory requirements (discussed below), Duquesne has undergone third party audits of mission critical systems. These independent assessments have confirmed that Duquesne's Year 2000 program appropriately addresses Year 2000 issues related to its systems and equipment.

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

     . NERC, which coordinates the interconnection of all utilities across the country, has been requested by the DOE to conduct a detailed review of the national electric power production and delivery infrastructure to ensure a reliable power supply during the Year 2000 transition period. The Company has provided monthly status reports to NERC. The Company's June 30, 1999 report confirmed the Year 2000 readiness of all its generation, transmission, and distribution systems. In addition, the Company participated in the industry-wide NERC communication drills conducted on April 9 and September 9, 1999. All of the Company's communications exercised in these drills performed as expected.

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

     Costs. The estimated total cost of implementing the Company's Year 2000 plan is approximately $49 million, which includes costs related to total system replacements (i.e., the Year 2000 solution comprises only a portion of the benefit resulting from such replacements). These costs to date, primarily incurred as a result of software and system changes and upgrades by DQE, have been approximately $44 million. Of this amount, approximately $35 million are capital costs attributable to the licensing and installation of new software for total system replacements. The remaining $9 million has been expensed as incurred. Funds for the Company's Year 2000 plan have come from the Company's operating and capital budgets. Approximately $4 million of the amount expensed has come from the $10 million budgeted for 1999 to address Year 2000 issues. The Company does not anticipate that Year 2000 issues and related costs will be material to the Company's operations, financial condition and results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Funding for nuclear decommissioning costs is deposited by the Company in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at September 30, 1999 totaled approximately $69.8 million. The amount funded into the trusts is based on estimated returns which, if not achieved as projected, could require additional unanticipated funding requirements.

                         ------------------------------

Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may affect the Company's operations, markets, products, services and prices, and include, among others, the following: the Company's decision not to consummate the merger with AYE; the related lawsuit initiated by AYE; Duquesne's plan to sell its generating assets; the power station exchange; general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; the loss of any significant customers; and changes in business strategy or development plans.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Eastlake Unit 5

     In September 1995, the Company commenced arbitration against The Cleveland Electric Illuminating Company (CEI), seeking damages, termination of the operating agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. CEI also seeks monetary damages from the Company for alleged unpaid joint costs in connection with the operation of Eastlake. The Company removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending (Eastlake Litigation). Pursuant to the agreement regarding the power station exchange between Duquesne and FirstEnergy, the parties have jointly sought and received a court order staying all proceedings in the Eastlake Litigation pending the closing of the exchange. Upon closing, the parties will enter into a settlement agreement dismissing the Eastlake Litigation. (See "Power Station Exchange" discussion on page 27.)

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

     On March 11, 1999, the Third Circuit vacated the October 28, 1998, denial of a preliminary injunction. The Third Circuit remanded the case to the District Court for further proceedings to address certain issues, including whether AYE could demonstrate a reasonable likelihood of success on the merits, before determining whether any injunctive relief is warranted. On March 12, 1999, AYE filed a motion for a temporary restraining order with the district court, and a hearing was held that same day. On March 16, 1999, AYE and DQE entered into a consent agreement, which was approved by the district court on March 18. Pursuant to the consent agreement, AYE and DQE have agreed, among other things, that pending the consolidated hearing on AYE's application for a preliminary injunction and/or an expedited trial on the merits, both parties will give each other 10 business days' notice before taking or omitting to take any action which would prevent the merger from qualifying for "pooling of interests" accounting treatment. This would not prevent either party from entering into any agreement, but would require the 10 business days' notice prior to closing any transaction which prevents pooling. The consent agreement, originally scheduled to terminate on September 16, 1999, was extended by mutual agreement for the duration of the trial. On March 25, 1999, the Company petitioned the Third Circuit for rehearing; this petition was denied on June 14, 1999. On June 1, 1999, AYE informed the PUC that, given the procedural posture of the merger litigation, it would seek a Federal court order enjoining the closing of the power station exchange with FirstEnergy because, in its view, such a closing would prevent the merger from qualifying for "pooling of interests" accounting.

     The Company's motion for summary judgment, originally filed December 18, 1998, was denied on October 19, 1999. The Company will continue to defend itself vigorously against AYE's claims and intends to pursue a prompt resolution of the litigation. The ultimate outcome of this suit cannot be determined at this time. Trial was held from October 20 through 28, 1999. Post-trial pleadings were filed November 10, 1999, and closing arguments are scheduled for November 23, 1999. The Company expects the judge's decision prior to the scheduled closing of the power station exchange in December.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:

     EXHIBIT 10.1 - Severance Agreement and Release between James D. Mitchell and DQE.

     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                    Preferred and Preference Stock Dividend Requirements.

     EXHIBIT 27.1 - Financial Data Schedule

b. A report on Form 8-K was filed September 29, 1999, to report the execution of agreements to sell Duquesne's power plants and provider of last resort service. No financial statements were field with this report.


                         -----------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        DQE, Inc.
                                          --------------------------------------
                                                      (Registrant)



Date    November 15, 1999                          /s/ Gary L. Schwass
      ---------------------               --------------------------------------
                                                       (Signature)
                                                     Gary L. Schwass
                                                 Executive Vice President
                                               and Chief Financial Officer



Date    November 15, 1999                          /s/ James E. Wilson
      ---------------------            -----------------------------------------
                                                       (Signature)
                                                     James E. Wilson
                                                       Controller
                                             (Principal Accounting Officer)