Form 10-Q
period 2000-03-31
DQE INC
filed 2000-05-15
CIK 846930

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2000
                                         --------------

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

                    Cherrington Corporate Center, Suite 100
         500 Cherrington Parkway, Coraopolis, Pennsylvania 15108-3184
         ------------------------------------------------------------
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

DQE Common Stock, no par value - 70,137,636 shares outstanding as of March 31, 2000 and 67,717,138 shares outstanding as of April 30, 2000.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

DQE Condensed Statement of Consolidated Income (Unaudited)

                                                         (Thousands of Dollars, Except Per Share Amounts)
                                                  -----------------------------------------------------------
                                                                   Three Months Ended March 31,
                                                  -----------------------------------------------------------
                                                                         2000                         1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues:
Electricity sales                                                    $  250,953                   $  266,755
Water sales                                                              25,957                       22,154
Other                                                                    38,151                       24,592
-------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                                            315,061                      313,501
-------------------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel and purchased power                                                 50,627                       46,911
Other operating                                                          98,981                       97,237
Maintenance                                                              17,689                       20,337
Depreciation and amortization                                            70,396                       57,281
Taxes other than income taxes                                            23,596                       24,174
-------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                            261,289                      245,940
-------------------------------------------------------------------------------------------------------------
Operating Income                                                         53,772                       67,561
-------------------------------------------------------------------------------------------------------------
Other Income                                                             33,361                       39,297
-------------------------------------------------------------------------------------------------------------
Interest and Other Charges                                               33,523                       36,487
-------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                               53,610                       70,371
-------------------------------------------------------------------------------------------------------------
Income Taxes                                                              8,506                       21,906
-------------------------------------------------------------------------------------------------------------
Net Income                                                               45,104                       48,465
-------------------------------------------------------------------------------------------------------------
Dividends on Preferred Stock                                                411                          392
-------------------------------------------------------------------------------------------------------------
Earnings Available for Common Stock                                  $   44,693                   $   48,073
=============================================================================================================

Net Income                                                               45,104                       48,465
-------------------------------------------------------------------------------------------------------------
Other Comprehensive Income:
Unrealized holding gains (losses) during the                              8,357                         (366)
 quarter, net of tax of $5,927 and $(260)
-------------------------------------------------------------------------------------------------------------
    Total Other Comprehensive Income                                      8,357                         (366)
-------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                 $   53,461                   $   48,099
=============================================================================================================
Average Number of Common Shares  Outstanding
 (Thousands of Shares)                                                   70,936                       77,217
=============================================================================================================
Earnings Per Share of Common Stock:
    Basic                                                            $     0.63                   $     0.62
    Diluted                                                          $     0.62                   $     0.62
=============================================================================================================
Comprehensive Earnings Per Share of Common Stock:
    Basic                                                            $     0.75                   $     0.62
    Diluted                                                          $     0.74                   $     0.61
=============================================================================================================
Dividends Declared Per Share of Common Stock                         $     0.40                   $     0.38
=============================================================================================================

See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Balance Sheet (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                       (Thousands of Dollars)
                                                                                     ---------------------------
                                                                                      March 31,    December 31,
ASSETS                                                                                   2000         1999
----------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                                                  $    12,404    $    54,229
Receivables                                                                              176,197        184,248
Other current assets                                                                     137,296        137,180
----------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                                 325,897        375,657
----------------------------------------------------------------------------------------------------------------
Long-Term Investments                                                                    652,718        639,284
----------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                          4,422,421      4,369,303
Less: Accumulated depreciation                                                        (2,557,038)    (2,541,236)
----------------------------------------------------------------------------------------------------------------
    Total Property, Plant and Equipment - Net                                          1,865,383      1,828,067
----------------------------------------------------------------------------------------------------------------
Other Non-Current Assets:
   Transition costs                                                                    1,961,818      2,008,171
   Divestiture costs                                                                     248,687        218,653
   Regulatory assets                                                                     224,500        224,002
   Other                                                                                 312,355        315,158
----------------------------------------------------------------------------------------------------------------
    Total Other Non-Current Assets                                                     2,747,360      2,765,984
----------------------------------------------------------------------------------------------------------------
        Total Assets                                                                 $ 5,591,358    $ 5,608,992
================================================================================================================

CAPITALIZATION  AND LIABILITIES
----------------------------------------------------------------------------------------------------------------
Current Liabilities:
   Notes payable and current debt maturities                                         $   756,324    $   812,052
   Other current liabilities                                                             139,031        171,590
----------------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                                         895,355        983,642
----------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
   Deferred income taxes - net                                                         1,016,796      1,020,103
   Deferred income                                                                       100,297        126,434
   Other non-current liabilities                                                         235,276        225,689
----------------------------------------------------------------------------------------------------------------
       Total Non-Current Liabilities                                                   1,352,369      1,372,226
----------------------------------------------------------------------------------------------------------------
   Commitments and Contingencies (Note D)
----------------------------------------------------------------------------------------------------------------
Capitalization:
Long-Term Debt                                                                         1,782,587      1,633,077
----------------------------------------------------------------------------------------------------------------
Preferred Stock:
   DQE preferred stock                                                                    41,618         42,170
   Preferred stock of subsidiaries                                                       212,608        215,608
   Preference stock of subsidiaries                                                       11,163         14,404
----------------------------------------------------------------------------------------------------------------
       Total Preferred Stock                                                             265,389        272,182
----------------------------------------------------------------------------------------------------------------
Common Shareholders' Equity:
   Common stock - no par value (authorized - 187,500,000  shares; issued -               995,477        994,935
    109,679,154 shares)
   Retained earnings                                                                     970,384        953,785
   Treasury stock (at cost) (39,541,518 and 37,912,995 shares)                          (679,809)      (602,689)
   Accumulated other comprehensive income                                                  9,606          1,834
----------------------------------------------------------------------------------------------------------------
      Total Common Shareholders' Equity                                                1,295,658      1,347,865
----------------------------------------------------------------------------------------------------------------
      Total Capitalization                                                             3,343,634      3,253,124
----------------------------------------------------------------------------------------------------------------
          Total Liabilities and Capitalization                                       $ 5,591,358    $ 5,608,992
================================================================================================================

See notes to condensed consolidated financial statements.

DQE Condensed Statement of Consolidated Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Thousands of Dollars)
                                                                                               -------------------------------
                                                                                                 Three Months Ended March 31,
                                                                                               -------------------------------
                                                                                                      2000            1999
------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                                                         $ 107,632       $ 105,374
Changes in working capital other than cash                                                           (31,414)         19,987
Other                                                                                                (10,931)        (28,550)
------------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided from Operating Activities                                                     65,287          96,811
------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Acquisitions                                                                                         (32,000)        (56,031)
Capital expenditures                                                                                 (29,530)        (26,951)
Capitalized divestiture costs                                                                        (19,607)             --
Long-term investments                                                                                 (9,476)         (5,763)
Proceeds from disposition of investments                                                              15,736          11,402
Other                                                                                                  6,311          (2,789)
------------------------------------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                                          (68,566)        (80,132)
------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Issuance of debt                                                                                     174,687          42,963
Dividends on common and preferred stock                                                              (28,505)        (29,285)
Reduction of commercial paper                                                                        (35,746)             --
Reductions of long-term obligations - net                                                            (45,056)         (4,808)
Repurchase of common stock                                                                           (77,121)        (46,957)
Other                                                                                                (26,805)        (15,496)
------------------------------------------------------------------------------------------------------------------------------
      Net Cash Used in Financing Activities                                                          (38,546)        (53,583)
------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                                                  (41,825)        (36,904)
Cash and temporary cash investments at beginning of period                                            54,229         108,790
------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                                               $  12,404       $  71,886
==============================================================================================================================

See notes to condensed consolidated financial statements.

Non-Cash Investing and Financing Activities:
Preferred stock issued in conjunction with long-term investments                                   $      --       $   3,408
==============================================================================================================================
Capital lease obligations recorded                                                                 $      --       $   5,984
==============================================================================================================================

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.  CONSOLIDATION, RECLASSIFICATION AND ACCOUNTING POLICIES

Consolidation

  DQE, Inc. is a multi-utility delivery and services company. Our subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Capital Corporation; DQE Energy Services, Inc.; DQE Enterprises, Inc.; DQE Financial Corp.; and DQE Systems, Inc.

  Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission, distribution and sale of electric energy. On April 28, 2000, Duquesne Light completed the Pennsylvania Public Utility Commission
(PUC)-approved sale of our generation assets to Orion Power MidWest, L.P. (See "Generation Asset Sale" discussion, Note B, on page 6.)

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

  These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

  DQE and Duquesne Light are subject to the accounting and reporting requirements of the SEC. In addition, Duquesne Light's electric utility operations are subject to regulation by the PUC and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

  As a result of our PUC-approved restructuring plan (see "Rate Matters," Note B, below), the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs will be adjusted by receipt of the generation asset sale proceeds. The electricity delivery business segment continues to meet SFAS No.71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters," Note B, below.) These regulatory assets consist of a regulatory tax receivable, unamortized debt costs and deferred employee costs.

B.  RATE MATTERS

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

  The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of April 30, 2000, approximately 24.3 percent of Duquesne Light's customers had chosen alternative generation suppliers, repre-senting approximately 33.7 percent of Duquesne Light's non-coincident peak load. As of April 28, 2000, the remaining customers are provided with electricity through our provider of last resort service agreement with Orion (discussed below). Customers pay their electricity generation supplier for generation charges, and pay Duquesne Light the CTC and charges for transmission and distribution. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Rate Cap

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we have agreed to extend this rate cap for an additional six months through the end of 2001.

Provider of Last Resort

  Duquesne Light is required not only to deliver electricity, but also to serve as the provider of last resort for all customers in its service territory. Although no longer a generation supplier, as the provider of last resort, Duquesne Light must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, Duquesne Light may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the generation asset sale, Orion has agreed to supply Duquesne Light, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. This agreement, which expires upon Duquesne Light's final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts. In April 2000, Duquesne Light and Orion entered into an agreement that would, subject to PUC and other approvals, extend this provider of last resort arrangement beyond the final CTC collection.

Generation Asset Sale

  In its May 29, 1998, final restructuring order, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. The $1.49 billion of transition costs, net of tax, was originally to be recovered over a seven-year period ending in 2005. However, by applying the approximately $1.1 billion of net proceeds of the generation asset sale to Orion to reduce transition costs, we currently anticipate early termination of the CTC collection period in 2001 for most major rate classes. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11 percent pre-tax return on approximately $275 million of unrecovered, net of tax balance of transition costs, that remain following the generation asset sale. This amount remains subject to PUC review. We will be filing our recovery request during the second quarter.

  On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion. Orion purchased the wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations received from FirstEnergy Corp. in the December 3, 1999 power station exchange, for approximately $1.7 billion ($1.1 billion, net of tax and transaction expenses).

Termination of the AYE Merger

  On October 5, 1998, we announced our unilateral termination of our merger agreement with Allegheny Energy, Inc. (AYE). AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel us to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. After holding a trial from October 20 through 28, 1999, the District Court ruled on December 3, 1999, that we had properly terminated the merger agreement without breach, and granted judgment in our favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this ruling to the Third Circuit. Argument was heard on March9, 2000, and a decision is pending. We cannot determine the ultimate outcome of AYE's appeal at this time.

C.  RECEIVABLES

 The components of receivables for the periods indicated are as follows:

                                                             (Thousands of Dollars)
                                                   -----------------------------------------
                                                      March 31,     March 31,   December 31,
                                                        2000          1999         1999
---------------------------------------------------------------------------------------------
Electric customers                                   $  74,557     $  88,970      $  82,314
Water customers                                         22,345        16,093         21,352
Other utility                                           24,656        33,941         32,582
Other                                                   64,295        81,626         57,280
    Less: (Allowance for uncollectible accounts)        (9,656)      (10,073)        (9,280)
---------------------------------------------------------------------------------------------
Receivables - net                                      176,197       210,557        184,248
    Less: Receivables sold                                  --       (50,000)            --
---------------------------------------------------------------------------------------------
      Total                                          $ 176,197     $ 160,557      $ 184,248
=============================================================================================

  Duquesne Light and an unaffiliated corporation have an agreement that entitles Duquesne Light to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The accounts receivable sales agreement, which expires in February 2001, is one of many sources of funds available to us. We may elect to extend the agreement upon expiration, replace it with a similar facility, or terminate it.

D. COMMITMENTS AND CONTINGENCIES

Construction

  We estimate that in 2000 we will spend, excluding the allowance for funds used during construction, approximately $85 million (including $5 million for generation) for electric utility construction, and $45 million for water utility construction.

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

Other

  We are involved in various other legal proceedings and environmental matters. We believe that such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

E.  BUSINESS SEGMENTS AND RELATED INFORMATION

  We report our results by the following four principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution by Duquesne Light of electricity (electricity delivery business segment), (2) the supply by Duquesne Light of electricity (electricity supply business segment), (3)the collection by Duquesne Light of transition costs (CTC business segment), and (4) the distribution by AquaSource of water (water distribution business segment). We also report an "all other" category, which includes our expanded business lines and Duquesne Light investments below the quantitative threshold for separate disclosure.

  Intercompany charges include costs for certain administrative functions as well as interest charges on borrowings from DQE Capital.

Business Segments for the Three Months Ended:

                                                                      (Millions of Dollars)
                                    --------------------------------------------------------------------------------------
                                      Electricity   Electricity                  Water         All     Elimina-   Consoli-
                                       Delivery        Supply        CTC     Distribution     Other     tions      dated
                                    --------------------------------------------------------------------------------------
March 31, 2000
--------------------------------------------------------------------------------------------------------------------------
Operating revenues                       $   87.4      $   78.8   $   96.4     $   26.0     $   29.6   $   (3.1)  $  315.1
Operating expenses                           38.7          89.6        4.2         23.4         38.1       (3.1)     190.9
Depreciation and amortization
 expense                                      9.1           5.2       46.0          3.7          6.4         --       70.4
--------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                   39.6         (16.0)      46.2         (1.1)       (14.9)        --       53.8
Other income                                  2.4           4.0         --          1.3         27.2       (1.6)      33.3
Interest and other charges                   11.2           2.2       11.4          0.3          9.4       (1.0)      33.5
--------------------------------------------------------------------------------------------------------------------------
   Income before taxes                       30.8         (14.2)      34.8         (0.1)         2.9       (0.6)      53.6
Income taxes                                  5.9          (9.4)      14.4           --          0.3       (2.7)       8.5
--------------------------------------------------------------------------------------------------------------------------
   Income (loss) before intercompany
    charges                                  24.9          (4.8)      20.4         (0.1)         2.6        2.1       45.1
   Intercompany charges - net                (1.5)         (0.9)        --         (3.0)         8.1       (2.7)        --
--------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                     $   23.4      $   (5.7)  $   20.4     $   (3.1)    $   10.7   $   (0.6)  $   45.1
==========================================================================================================================
Assets                                   $1,527.8      $  424.4   $2,206.8       $  460.3   $  972.1   $     --   $5,591.4
==========================================================================================================================
Capital expenditures                     $   11.4     $      --   $     --       $   13.7   $    4.4   $     --   $   29.5
==========================================================================================================================

                                                                      (Millions of Dollars)
                                    --------------------------------------------------------------------------------------
                                      Electricity   Electricity                  Water         All     Elimina-   Consoli-
                                       Delivery        Supply        CTC     Distribution     Other     tions      dated
                                    --------------------------------------------------------------------------------------
March 31, 1999
--------------------------------------------------------------------------------------------------------------------------
Operating revenues                        $   82.3      $  106.6   $   93.0       $   22.1   $   13.8   $   (4.3)  $  313.5
Operating expenses                            39.0         109.7        4.1           19.2       20.9       (4.3)     188.6
Depreciation and amortization expense         14.3           8.9       29.6            1.6        2.9         --       57.3
---------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                    29.0         (12.0)      59.3            1.3      (10.0)        --       67.6
Other income                                   1.2           2.4         --            1.0       35.9       (1.2)      39.3
Interest and other charges                     8.9          11.7       11.7            0.6        4.2       (0.6)      36.5
---------------------------------------------------------------------------------------------------------------------------
   Income before taxes                        21.3         (21.3)      47.6            1.7       21.7       (0.6)      70.4
Income taxes                                   7.7         (10.4)      19.8            0.6        6.0       (1.8)      21.9
---------------------------------------------------------------------------------------------------------------------------
   Income (loss)before  intercompany
    charges                                   13.6         (10.9)      27.8            1.1       15.7        1.2       48.5
   Intercompany charges - net                 (0.2)         (0.3)        --             --        2.3       (1.8)        --
---------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                      $   13.4      $  (11.2)  $   27.8       $    1.1   $   18.0   $   (0.6)  $   48.5
===========================================================================================================================
Assets (1)                                $1,535.4      $  425.7   $2,226.8       $  446.1   $  975.0   $     --   $5,609.0
===========================================================================================================================
Capital expenditures                      $   13.4      $    3.0   $     --       $    6.6   $    4.0   $     --   $   27.0
===========================================================================================================================

(1) Relates to assets as of December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth on pages 2 through 8 in
Part I, Item 1 of this Report.

  DQE, Inc. is a multi-utility delivery and services company. Our subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Capital Corporation; DQE Energy Services, Inc.; DQE Enterprises, Inc.; DQE Financial Corp.; and DQE Systems, Inc.

  Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission, distribution and sale of electric energy. On April 28, 2000, Duquesne Light completed the Pennsylvania Public Utility Commission
(PUC)-approved sale of our generation assets to Orion Power MidWest, L.P. (See "Generation Asset Sale" discussion on page 14.)

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

Service Areas

  Duquesne Light's electric utility operations provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we also historically sold electricity to other utilities. (See "Generation Asset Sale" discussion on page 14.)

  AquaSource's water operations currently provide service to approximately 430,000 water and wastewater customer connections in 18 states.

 Our expanded business lines have operations and investments in several states and Canada.

Regulation

  DQE and Duquesne Light are subject to the accounting and reporting requirements of the SEC. In addition, Duquesne Light's electric utility operations are subject to regulation by the PUC and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

  As a result of our PUC-approved restructuring plan (see "Rate Matters" on page
13), the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs will be adjusted by receipt of the proceeds from the generation asset sale. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 13.)

  On December 15, 1999, the FERC issued its Order No.2000, which calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations. The goal of the order is to put transmission facilities in a region under common control in an effort to reduce costs. The order requires utilities to file a proposal for a regional transmission organization, a description of efforts to join one, or reasons for not joining one, by October 15, 2000. We are currently studying Order No. 2000, and have not yet determined our response.

  AquaSource's water utility operations are subject to regulation by the utility regulatory bodies in their respective states. AquaSource is in the process of filing a consolidated rate case in Texas, the state with its largest investment level.

Business Segments

  For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), we are required to disclose information about our business segments separately. This information is set forth in "Results of Operations" below and in "Business Segments and Related Information," Note E to our condensed consolidated financial statements on page 7.

RESULTS OF OPERATIONS

Overall Performance

  Basic earnings per share were $0.63 in the first quarter of 2000 compared to $0.62 in the first quarter of 1999, an increase of 1.6 percent. The average shares of outstanding common stock declined by 6.3 million, or 8.1 percent. The lower average shares outstanding reflect the 1.8 million shares of common stock we repurchased during the first quarter of 2000 and 5.7 million we repurchased in 1999. Net income decreased from $48.5 million in the first quarter of 1999 to $45.1 million in the first quarter of 2000, a decrease of 7.0 percent.

  Comprehensive income consists of net income plus unrealized holding gains in marketable securities. Comprehensive income was $53.5 million in the first quarter of 2000 compared to $48.1 million in the first quarter of 1999, an increase of $5.4 million or 11.2 percent. This increase was due substantially to the 213 percent share price appreciation during the first quarter of SatCon Technology Inc., one of our energy-related technology investments. Although SatCon's share price has recently decreased, the price at April 30, 2000 represented a 119 percent appreciation from the end of 1999.

Results of Operations by Business Segment

  Historically, Duquesne Light was treated as a single integrated business segment, due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers, that was
(1) cost-based, (2) designed to recover operating expenses and investment in electric utility assets, and (3) designed to provide a return on the investment. As a result of the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), supply of electricity is deregulated and charged at a separate rate from the delivery of electricity. For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we are required to disclose information about our business segments separately.

  We report our results by the following four principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution by Duquesne Light of electricity (electricity delivery business segment), (2) the supply by Duquesne Light of electricity (electricity supply business segment), (3) the collection by Duquesne Light of transition costs (CTC business segment), and (4) the distribution by AquaSource of water (water distribution business segment). With the completion of our generation asset sale on April 28, 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an "all other" category, which includes our expanded business lines and Duquesne Light investments below the quantitative threshold for separate disclosure. Revenues in the "all other" category are comprised of energy facility operations, landfill gas operations and propane and other operating investments. Income from financial investments is included in other income. Assets in the "all other" category are comprised of financial investments, energy facility assets, landfill gas recovery and processing assets and propane distribution assets. Intercompany eliminations primarily relate to intercompany sales of electricity, property rental and dividends. Intercompany charges include costs for certain administrative functions as well as interest charges on borrowings from DQE Capital.

  Additional information on our business segments is set forth in Note E, "Business Segments and Related Information," in the Notes to the Consolidated Financial Statements on page 7.

  Electricity Delivery Business Segment. The electricity delivery business segment contributed $23.4 million to net income in the first quarter of 2000 compared to $13.4 million in the first quarter of 1999, an increase of $10.0 million or 74.6 percent.

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

  Operating revenues increased by $5.1 million or 6.2 percent compared to the first quarter of 1999 due to an increase in sales to electric utility customers of 3.6 percent in the first quarter of 2000. This increase is due to higher industrial sales due to increased consumption by steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

                                         KWH Delivered
                                      -------------------
                                         (In Millions)
                                      -------------------
First Quarter                         2000   1999  Change
---------------------------------------------------------
Residential                            904    917   (1.4)%
Commercial                           1,485  1,440    3.1 %
Industrial                             934    851    9.8 %
-------------------------------------------------
   Sales to Electric
      Utility Customers              3,323  3,208    3.6 %
=========================================================

  Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses were relatively consistent in the first quarters of 2000 and 1999.

  Depreciation and amortization expense decreased $5.2 million or 36.4 percent in the first quarter of 2000 compared to the first quarter of 1999. This decrease can be attributed to a depreciation study completed in the second quarter of 1999 which reduced the composite depreciation rate of the transmission and distribution assets.

  Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. In the first quarter of 2000, there was $2.3 million or 25.8 percent more interest and other charges allocated to the electricity delivery business segment compared to the first quarter of 1999. The increase was the result of additional short-term borrowings at Duquesne Light. Given the recently completed generation asset sale to Orion, all remaining Duquesne Light financing costs after recapitalization will be borne by the electricity delivery business segment.

  For the first quarter of 2000, Duquesne Light's effective tax rate decreased to 21 percent, from 36 percent in the first quarter of 1999, due to the accounting for the generation asset sale. The effect on the delivery business was a reduction in income tax expense of $1.8 million despite a $9.5 million increase in income before taxes.

  Electricity Supply and CTC Business Segments. In the first quarter of 2000, the electricity supply and CTC business segments reported net income of $14.7 million compared to $16.6 million in the first quarter of 1999, a decrease of $1.9 million or 11.4 percent.

  For the electricity supply and CTC business segments, operating revenues are derived primarily from the supply of electricity for delivery to retail customers, the supply of electricity to wholesale customers and the collection of generation-related transition costs from electricity delivery customers.

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

  Short-term sales to other utilities are made at market rates. Fluctuations in electricity sales to other utilities are related to customer energy requirements, the energy market and transmission conditions, and the availability of generating stations. We no longer make short-term sales to other utilities now that the generation asset sale is completed.

 Operating revenues decreased by $24.4 million or 12.2 percent compared to the first quarter of 1999. The decrease in revenues resulted primarily from 13.9 percent less energy supplied to electric utility customers due to greater participation in customer choice. In addition, there was a 25.3 percent decrease in energy supplied to other utilities in the first quarter of 2000 compared to the first quarter of 1999, due to our decision to make 600 megawatts available during the first six months of 1999 to licensed generation suppliers to stimulate competition. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.

                                                 KWH Supplied
                                              -------------------
                                                 (In Millions)
                                              -------------------
First Quarter                                 2000   1999  Change
-----------------------------------------------------------------
Residential                                    682    823  (17.1)%
Commercial                                     879  1,152  (23.7)%
Industrial                                     849    823    3.2 %
---------------------------------------------------------
   Sales to Electric Utility Customers       2,410  2,798  (13.9)%
---------------------------------------------------------
Sales to Other Utilities                       495    663  (25.3)%
---------------------------------------------------------
   Total Sales                               2,905  3,461  (16.1)%
=================================================================

  Operating expenses for the electricity supply business segment are primarily made up of energy costs; costs to operate and maintain the power stations; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes.

  Fluctuations in energy costs generally result from changes in the cost of fuel; total KWH supplied; and generating station availability. In the first quarter of 1999, fluctuations also resulted from the mix between coal, nuclear generation and purchased power.

  Operating expenses decreased $20.0 million or 17.6 percent from the first quarter of 1999, as a result of lower power production costs due to the power station exchange in December 1999.

  Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment, amortization of transition costs and, in the first quarter of 1999, accrued nuclear decommissioning costs. There was an increase of $12.7 million or 33.0 percent compared to the first quarter of 1999. This increase was due to a higher level of transition cost amortization in the first quarter of 2000.

  Interest and other charges include interest on debt, other interest and preferred stock dividends of Duquesne Light. In the first quarter of 2000 there was a $9.8 million or 41.9 percent decrease in interest and other charges compared to the first quarter of 1999. The decrease reflects $9.6 million of Beaver Valley Unit 2 lease-related costs in the first quarter of 1999, which were eliminated with the lease cancellation in December 1999.

  For the first quarter of 2000, Duquesne Light's effective tax rate decreased to 21 percent, from 36 percent in the first quarter of 1999, due to the accounting for the generation asset sale. The effect on the supply business was a reduction in income tax expense of $4.4 million on a $5.7 million reduction in income before taxes.

  Water Distribution Business Segment. The water distribution business segment had a $3.1 million net loss in the first quarter of 2000, compared to $1.1 million of net income in the first quarter of 1999.

  During the first quarter of 2000, there was an increase in intercompany charges stemming from increased borrowings from DQE Capital and increased use of corporate administrative services. Before intercompany charges, net income declined $1.2 million from the first quarter of 1999.

  Operating revenues for this business segment are derived from the following: billings related to water and sewer services for utilities owned by AquaSource and utilities for which AquaSource is a contract operator; bottled water delivery sales; and water-related construction and engineering projects. Operating revenues increased by $3.9 million during the first quarter of 2000. The increase was primarily the result of increased revenues from utility customers and increased contract operations due to acquisitions in the second quarter of 1999.

  Operating expenses for the water distribution business segment are primarily made up of costs to operate and maintain the water distribution systems; bottled water costs; administrative expenses; and non-income taxes, such as property and payroll taxes. Operating expenses increased by $4.2 million as a result of the second quarter 1999 acquisitions.

  Depreciation and amortization expense includes depreciation of utility delivery systems and the amortization of goodwill on acquisitions. The $2.1 million increase was attributable to increases in both depreciation and amortization related to the larger size of the business.

  All Other. The all other category contributed $10.7 million to net income in the first quarter of 2000 compared to $18.0 million in the first quarter of 1999, a decrease of $7.3 million or 40.6 percent.

  Operating revenues increased in the first quarter of 2000 by $15.8 million or
114.5 percent compared to the first quarter of 1999. This increase was primarily the result of increased revenues from our propane delivery business acquisitions.

  In the first quarter of 2000, operating expenses increased $17.2 million or
82.3 percent over the first quarter of 1999. This increase was primarily the result of increased expenses from our propane delivery business acquisitions and the growth of the expanded business lines' start-up and developmental activities.

  Depreciation and amortization expense primarily includes the depreciation of the expanded business lines' plant and equipment and amortization of certain investments. In the first quarter of 2000, depreciation and amortization expense increased by $3.5 million, primarily due to the acquisition of propane delivery companies during the last half of 1999.

  Other income primarily includes gains on investment dispositions, long-term investment income, and interest and dividend income related to the expanded business lines. Other income in the first quarter of 2000 was $8.7 million or
24.2 percent lower than in the first quarter of 1999. The decrease is related to the nature of our leasing investments, where income decreases over the lease life. Also contributing to the decrease from the first quarter of 1999 were one-time gains not repeated in the first quarter of 2000.

  Interest and other charges are made up of interest on long-term debt, other interest and preferred stock dividends of the expanded business lines. An increase of $5.2 million in the first quarter of 2000 was the result of higher long-term debt interest expense, primarily related to the growth in our expanded business lines.

LIQUIDITY AND CAPITAL RESOURCES


  We estimate that during 2000 we will spend, excluding the allowance for funds used during construction, approximately $85 million for electric utility construction, including $5 million for generation, and approximately $45 million for water utility construction. During the first three months of 2000, we have spent approximately $30 million on capital expenditures, which consist of approximately $11 million at Duquesne Light, $14 million at AquaSource and the remaining $5 million on other.

Acquisitions and Dispositions

  On March 31, 2000, Duquesne Light purchased from Itron, Inc. the Customer Advanced Reliability System (CARS), the automated electronic meter reading system developed by Itron for use with our electric utility customers. We had previously leased these assets.

  On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion for approximately $1.7 billion dollars ($1.1 billion, net of tax and transaction costs). (See "Generation Asset Sale" discussion on page 14.)

  We disposed of affordable housing investments in the first quarter of 2000 for $15.7 million, resulting in an after-tax gain of $2.1 million.

  In the first three months of 1999 we issued 34,077 shares of DQE Preferred Stock, as part of a total investment of approximately $220 million in water companies.

  In the first quarter of 1999, we disposed of our interest in leased coal-mining equipment with proceeds of $11.4 million and an after-tax gain of $2.9 million.

Financing

  During the first quarter, in addition to capital provided from operations, we raised capital to finance a portion of the CARS acquisition and continue our recapitalization program in connection with the generation divestiture. In the first quarter we repurchased 1.8 million shares of DQE common stock on the open market for approximately $78 million. Additional capital was required for the maturity of $45 million of first mortgage bonds, the repurchase of approximately $0.5 million of DQE Preferred Stock and the payment of $29 million of dividends.

  During January 2000, we issued $150 million of floating rate two-year notes, callable in July 2000. The proceeds of this issuance were used to reduce the amount of outstanding commercial paper.

  At March 31, 2000, we had $307 million of commercial paper borrowings outstanding, and $449 million of current debt maturities. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $373 million, the amount of average daily borrowings was $40.3 million, and the weighted average daily interest rate was 5.98 percent. In the first quarter we issued $25 million of first mortgage bonds to fund a portion of the CARS acquisition, all of which were retired in May 2000.

Future Capital Requirements and Availability

  Having completed our generation asset sale, we are using the proceeds to recapitalize. This process includes the retirement of short-term debt, the redemption of long-term debt and the continued aggressive repurchase of outstanding common stock. Through April 30, 2000 we have repurchased 4.2 million shares of DQE common stock for approximately $172 million and 5,520 shares of DQE Preferred Stock for approximately $0.5 million. Using proceeds from the generation asset sale, Duquesne Light acquired the $359 million ($9 million of which was current debt) of 8.7 percent collateralized lease bonds previously assumed as part of the Beaver Valley Unit 2 lease termination in December 1999. We retired an additional $410 million of current debt, including $40 million related to our receivables facility, and reduced our notes payable by $311 million in the second quarter. We also paid $48 million of related interest and transaction expenses.

-----------------------------------------------------------------------
                                               Use of Sale Proceeds
-----------------------------------------------------------------------
                                                  (In Millions)
Total proceeds                                                   $1,705
-----------------------------------------------------------------------
   Current debt maturities                            419
   Notes payable                                      311
   Long term debt                                     350
   Interest and transaction expenses                   48
-----------------------------------------------------------------------
      Total                                         1,128
-----------------------------------------------------------------------
Remaining Proceeds                                               $  577
=======================================================================

The remaining proceeds will be used to pay taxes, additional transaction expenses, additional stock repurchases and other investments. Additionally, $65 million of term loans will mature in the fourth quarter of 2000.

  We maintain two separate revolving credit agreements, one for $250 million expiring in June 2000 and one for $225 million expiring in September 2000. We have the option to convert each revolver into a term loan facility for a period of one or two years, respectively, for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At March 31, 2000, no borrowings were outstanding. Related to these and other credit facilities, we are subject to financial covenants requiring certain cash coverage and debt-to-capital ratios. At March 31, 2000, we were in compliance with all of our financial covenants.

  Duquesne Light and an unaffiliated corporation have an agreement that entitles Duquesne Light to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At various times during the first quarter, Duquesne Light had sold receivables under the facility. No amounts were outstanding at March 31, 2000. At March 31, 1999 we had sold $50 million of receivables. The accounts receivable sales agreement, which expires in February 2001, is one of many sources of funds available to us. We may elect to extend the agreement upon expiration, replace it with a similar facility, or terminate it.

  With customer choice fully in effect, and our generation asset divestiture complete, all our electric utility customers are now buying their generation directly from alternative suppliers or indirectly from Orion (who supplies generation to Duquesne Light pursuant to our provider of last resort service agreement). Customer revenues from Duquesne Light's operations have been reduced by an amount equal to the generation rate previously applicable to those customers using alternative generation suppliers. A further impact on customer revenues is expected to occur when the CTC has been fully collected, which is currently expected to occur in 2001 for most major rate classes; elimination of the CTC will reduce customer rates.

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

  The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of April 30, 2000, approximately 24.3 percent of Duquesne Light's customers had chosen alternative generation suppliers, representing approximately 33.7 percent of Duquesne Light's non-coincident peak load. As of April 28, 2000, the remaining customers are provided with electricity through our provider of last resort service agreement with Orion (discussed below). Customers pay their electricity generation supplier for generation charges, and pay Duquesne Light the CTC and charges for transmission and distribution. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Rate Cap

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we have agreed to extend this rate cap for an additional six months through the end of 2001.

Provider of Last Resort

  Duquesne Light is required not only to deliver electricity, but also to serve as the provider of last resort for all customers in its service territory. Although no longer a generation supplier, as the provider of last resort, Duquesne Light must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, Duquesne Light may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the generation asset sale, Orion has agreed to supply Duquesne Light, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. This agreement, which expires upon Duquesne Light's final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts. In April 2000, Duquesne Light and Orion entered into an agreement that would, subject to PUC and other approvals, extend this provider of last resort arrangement beyond the final CTC collection.

Generation Asset Sale

  In its May 29, 1998, final restructuring order, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. The $1.49 billion of transition costs, net of tax, was originally to be recovered over a seven-year period ending in 2005. However, by applying the approximately $1.1 billion of net proceeds of the generation asset sale to Orion to reduce transition costs, we currently anticipate early termination of the CTC collection period in 2001 for most major rate classes. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11 percent pre-tax return on approximately $275 million of unrecovered, net of tax balance of transition costs, that remain following the generation asset sale. This amount remains subject to PUC review. We will be filing our recovery request during the second quarter.

  On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion. Orion purchased the wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations received from FirstEnergy Corp. in the December 3, 1999 power station exchange, for approximately $1.7 billion ($1.1 billion, net of tax and transaction expenses).

Termination of the AYE Merger

  On October 5, 1998, we announced our unilateral termination of our merger agreement with Allegheny Energy, Inc. (AYE). AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel us to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. After holding a trial from October 20 through 28, 1999, the District Court ruled on December 3, 1999, that we had properly terminated the merger agreement without breach, and granted judgment in our favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this ruling to the Third Circuit. Argument was heard on March9, 2000, and a decision is pending. We cannot determine the ultimate outcome of AYE's appeal at this time.

OUTLOOK


  Following the generation asset sale, the electricity business will be a much smaller part of DQE than it has been historically. Among the challenges we face is changing the role of our administrative infrastructure. While the number of electricity customers that we serve will not change, our margins from these customers will decline to reflect the fact that we are providing only the delivery service and not the electricity itself. Our reduced margins will necessitate a lower level of support costs at the electricity delivery business. We expect to retrain and redeploy some of our administrative employees, but we also must reduce our overall administrative costs to maintain profitability. We have initiated a corporate center excellence project designed to consolidate administrative resources and significantly reduce administrative costs by the end of 2001.

  Additionally, we will be looking for opportunities to provide new services to our existing customer base and to new customers. For example, through an alliance with Enermetrix.com, we are offering commercial and industrial customers the ability to participate in a reverse auction process for their gas and electricity supply requirements via a secure website. Also, with the CARS acquisition in the first quarter we expect not only to reduce operating costs, but to position ourselves to offer additional products to our customers and telemetry services to other utilities.

  Also related to the generation divestiture, we will be changing the capital structure of Duquesne Light. With the proceeds from the sale, we have retired higher-cost series of outstanding debt, reduced the level of equity and will continue to recapitalize accordingly to create a capital structure appropriate for an electricity delivery company. Through April 30, 2000, we repurchased approximately $172 million of DQE common stock and expect to continue to aggressively repurchase DQE shares throughout the remainder of the year.

  While transforming Duquesne Light, we continue to focus on realizing operating efficiencies in our other delivery businesses. AquaSource is evaluating the sale of its non-core investments, including bottled water. In the second quarter we plan to announce the profitable sale of AquaSource's bottled water operations. Proceeds from these types of dispositions will be used to acquire utilities within our regional clusters to further achieve cost reductions and synergies from our aggregation strategy. In addition to streamlining operations, AquaSource is leveraging DQE's corporate support services to attain targeted cost levels and is installing comprehensive customer and financial information systems. In this regard, AquaSource continues to work with a partnership formed by DQE Enterprises and Itron to provide automated meter reading technologies to reduce costs. AquaSource is also in the process of filing a consolidated rate case in Texas, the state with our largest investment level. We are seeking consistent, statewide rates, increased to reflect upgrades for environmental compliance and other system improvements. During the fourth quarter we expect to file a rate case in Indiana, another state with a substantial level of investment. With the success of these initiatives, we expect to achieve our targeted return on investment of 8 percent by the end of 2000. At that point we will look for opportunities to continue to grow our water delivery business in a disciplined manner.

  DQE Systems' propane delivery business, ProAm, also is continuing to focus on achieving cost reductions and synergies through an aggregation strategy. The propane business is cyclical, with the first and fourth quarters providing the bulk of the annual earnings as residential heating represents the majority of ProAm's load. During the first quarter of 2000, sales were hampered by warmer than normal weather in Texas, where the majority of our investments are clustered. ProAm is focusing acquisitions in two additional distinct geographic regions as a means of mitigating the weather risk inherent in the business. We are also instituting a supply management strategy as a means of mitigating commodity price risk. First quarter margins were adversely affected by an unexpected spike in propane supply prices. As competitors had more low cost reserves in place, we were not able to pass price increases along to customers as rapidly as incurred. DQE Systems' other primary business line is DQE Communications, which recently has completed a 50,000 fiber-mile metropolitan network. This network is operational and presently is being leased. With a full year's operating improvements in ProAm and the execution of DQE Communications' growth opportunities, we expect to achieve our targeted return on investment of 10 percent by the end of 2001.

  In addition to service-oriented delivery companies and an efficient support infrastructure, another integral component of our multi-utility vision is the use of electronic commerce channels to more efficiently offer products and services to our growing customer base. DQE Enterprises continues to add to its portfolio of electronic commerce and energy technology businesses. In addition to continuing to develop its current businesses, DQE Enterprises expects to make investments in at least 10 new, principally early-stage companies during 2000.

  Additionally, several of the companies within the current portfolio are expected to undertake additional capital raising activities during the year. One business, H Power Corporation, filed a registration statement in April for an initial public offering. DQE Enterprises anticipates other such opportunities for market valuation of its investments to occur during the third and fourth quarters.

  Our other complementary businesses also continue to develop. While we are completing negotiations for the sale of our synthetic fuel facilities, we continue to focus on the operation of traditional energy facilities for airports and for other industrial companies. Furthermore, we expect to continue to grow our landfill and alternative energy niche businesses through disciplined investment in additional opportunities as they are identified.

  In summary, we continue to expect that 2000 will be an evolutionary year for DQE's businesses. We are now fully out of the electricity generation business and are taking steps to solidify returns in our delivery businesses. We expect that by year-end, we will have implemented the plans necessary to achieve our targeted returns. In the interim, we expect to be able to continue to deliver earnings growth through the recognition of value creation in our technology investments and through the continued recognition of gains from the disposition of non-core investments.

  The foregoing paragraphs in this "Outlook" section contain forward-looking statements regarding our plans to continue repurchasing our common stock; AquaSource's planned disposition of its bottled water operations; AquaSource's planned rate cases in Texas and Indiana; the projected return on our AquaSource and DQE Systems investments; DQE Enterprises' plans to make additional technology company investments and the possibility of certain of its businesses undertaking initial public offerings in 2000. Actual results may materially differ from those implied by such statements due to known and unknown risks and uncertainties, including, but not limited to, the following: fluctuations in the price for our common stock could affect our repurchasing plans; the outcome of negotiations with purchasers could affect the sale of bottled water; the timing and outcome of the rate case filings are dependent on determinations made by the public utility commissions in Texas and Indiana; changing market conditions, weather conditions and demand for utility services with respect to water and propane companies and the availability of appropriate investment opportunities in those industries, as well as changing market conditions and demand for utility services with respect to telecommunications companies, could affect projected returns on investments by AquaSource and DQE Systems; the availability of appropriate investment opportunities could affect plans for additional technology company investments; the volatility of the stock markets, as well as general business and economic conditions, could affect the potential for initial public offerings being made at any time by the companies in which we invest; and other risks discussed in our filings with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

  Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

  We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately 25 percent of long-term borrowings. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.7 million for the three months ended March 31, 2000 and $0.4 million for the three months ended March 31, 1999. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $36.0 million and $19.8 million as of March 31, 2000 and March 31, 1999. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

                             --------------------

  Except for historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties including, but not limited to: the final outcome of AYE's merger-related litigation; economic and business conditions with respect to Internet and energy technology companies; economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices; and other risks discussed in "Outlook" above and our filings with the SEC.

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.

Termination of the AYE Merger

  On October 5, 1998, we announced our unilateral termination of our merger agreement with Allegheny Energy, Inc. (AYE). We believe that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel us to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. On October 28, 1998, the judge ruled in our favor regarding termination of the merger agreement. AYE appealed to the United States Court of Appeals for the Third Circuit, who on March 11, 1999, remanded the case to the District Court for further proceedings. Trial was held from October 20 through 28, 1999. On December 3, 1999, the District Court ruled that we had properly terminated the merger agreement without breach, and granted judgment in our favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this decision to the Third Circuit. Argument was heard on March 9, 2000, and a decision is pending. We will continue to defend ourselves vigorously against AYE's claims. The ultimate outcome of the appeal cannot be determined at this time.

Item 6.  Exhibits and Reports on Form 8-K

a.    Exhibits:

      EXHIBIT 12.1 - Calculation of Ratio of Earnings to
                     Fixed Charges and Preferred and
                     Preference Stock Dividend
                     Requirements.

      EXHIBIT 27.1 - Financial Data Schedule

b. A report on Form 8-K was filed May 8, 2000, which included the DQE earnings release for the quarter ended March 31, 2000.

      A report on Form 8-K was filed May 12, 2000, to report the completion of the sale of Duquesne
      Light's power plants and provider of last resort service.
      Pro forma financial statements were filed with this report.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    DQE, Inc.
                                    ------------------------------------------
                                                   (Registrant)


Date  May 15, 2000                              /s/ Morgan K. O'Brien
      ------------                  -------------------------------------------
                                                     (Signature)
                                                  Morgan K. O'Brien
                                               Executive Vice President,
                                                 Corporate Development
                                             (Principal Financial Officer)



Date  May 15, 2000                               /s/ James E. Wilson
      ------------                  -------------------------------------------
                                                     (Signature)
                                                  James E. Wilson
                                           Vice President and Controller
                                          (Principal Accounting Officer)