Form 10-Q
period 2000-06-30
DQE INC
filed 2000-08-14
CIK 846930

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2000
                                         -------------

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ____________ to ____________


                            Commission File Number
                          --------------------------
                                   1-10290


                                  DQE, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Pennsylvania                             25-1598483
            ----------------                         --------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                   Cherrington Corporate Center, Suite 100
        500 Cherrington Parkway, Coraopolis, Pennsylvania  15108-3184
      -----------------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

     Registrant's telephone number, including area code:  (412) 262-4700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE Common Stock, no par value - 63,536,518 shares outstanding as of June 30, 2000 and 59,211,780 shares outstanding as of July 31, 2000.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

DQE Condensed Statement of Consolidated Income (Unaudited)
-------------------------------------------------------------------------------

                                                            (Thousands of Dollars, Except Per Share Amounts)
                                              -------------------------------------------------------------------------
                                              Three Months Ended June 30,                    Six Months Ended June 30,
                                              -------------------------------------------------------------------------
                                                    2000           1999                         2000           1999
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues:
Electricity sales                                $  266,265   $  254,167                      $  517,218    $  520,922
Water sales                                          36,069       30,166                          62,026        52,320
Other                                                32,180       27,464                          70,331        52,056
-----------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                       334,514      311,797                         649,575       625,298
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel and purchased power                             92,709       49,669                         143,336        96,580
Other operating                                     106,359      101,364                         205,340       198,152
Maintenance                                          18,685       23,434                          36,374        43,771
Depreciation and amortization                        85,377       52,890                         155,773       110,620
Taxes other than income taxes                        21,098       23,246                          44,694        45,920
-----------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                       324,228      250,603                         585,517       495,043
-----------------------------------------------------------------------------------------------------------------------
Operating Income                                     10,286       61,194                          64,058       130,255
-----------------------------------------------------------------------------------------------------------------------
Other Income                                         37,400       40,474                          70,761        79,771
-----------------------------------------------------------------------------------------------------------------------
Interest and Other Charges                           31,713       37,736                          65,236        74,223
-----------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                           15,973       63,932                          69,583       135,803
-----------------------------------------------------------------------------------------------------------------------
Income Taxes                                          1,026       22,326                           9,532        45,732
-----------------------------------------------------------------------------------------------------------------------
Net Income                                           14,947       41,606                          60,051        90,071
-----------------------------------------------------------------------------------------------------------------------
Dividends on Preferred Stock                           (953)         336                            (542)          728
-----------------------------------------------------------------------------------------------------------------------
Earnings Available for Common Stock              $   15,900   $   41,270                      $   60,593    $   89,343
=======================================================================================================================

Net Income                                           14,947       41,606                          60,051        90,071
-----------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income:

Unrealized holding gains (losses),
net of tax of $(171), $941, $5,756 and $681            (241)       1,326                           8,116           960
-----------------------------------------------------------------------------------------------------------------------
     Total Other Comprehensive Income                  (241)       1,326                           8,116           960
-----------------------------------------------------------------------------------------------------------------------
Comprehensive Income                             $   14,706   $   42,932                      $   68,167    $   91,031
=======================================================================================================================

Average Number of Common Shares
     Outstanding (Thousands of Shares)               67,088       75,776                          69,012        76,493
=======================================================================================================================

Earnings Per Share of Common Stock:
     Basic                                           $ 0.24       $ 0.55                          $ 0.87        $ 1.17
     Diluted                                         $ 0.23       $ 0.54                          $ 0.85        $ 1.16
=======================================================================================================================

Comprehensive Earnings Per Share of Common
 Stock:
     Basic                                           $ 0.23       $ 0.56                          $ 1.00        $ 1.18
     Diluted                                         $ 0.22       $ 0.55                          $ 0.98        $ 1.17
=======================================================================================================================

Dividends Declared Per Share of Common Stock         $ 0.40       $ 0.38                          $ 0.80        $ 0.76
=======================================================================================================================

See notes to condensed consolidated financial statements.


DQE Condensed Consolidated Balance Sheet (Unaudited)
-------------------------------------------------------------------------------


                                                                            (Thousands of Dollars)
                                                                   ----------------------------------------
                                                                     June 30,                 December 31,
ASSETS                                                                 2000                       1999
-----------------------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                                $  297,605                $    54,229
Receivables                                                           174,431                    184,248
Other current assets                                                   47,355                    137,180
-----------------------------------------------------------------------------------------------------------
         Total Current Assets                                         519,391                    375,657
-----------------------------------------------------------------------------------------------------------
Long-Term Investments                                                 702,153                    639,284
-----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                       2,402,591                  4,369,303
Less: Accumulated depreciation                                       (683,296)                (2,541,236)
-----------------------------------------------------------------------------------------------------------
         Total Property, Plant and Equipment - Net                  1,719,295                  1,828,067
-----------------------------------------------------------------------------------------------------------
Other Non-Current Assets:
     Transition costs                                                 554,431                  2,008,171
     Regulatory assets                                                224,411                    224,002
     Divestiture costs                                                     --                    218,653
     Other                                                            320,910                    315,158
-----------------------------------------------------------------------------------------------------------
         Total Other Non-Current Assets                             1,099,752                  2,765,984
-----------------------------------------------------------------------------------------------------------
             Total Assets                                          $4,040,591                $ 5,608,992
===========================================================================================================

CAPITALIZATION  AND LIABILITIES
-----------------------------------------------------------------------------------------------------------
Current Liabilities:
     Notes payable and current debt maturities                     $   81,563                $   812,052
     Other current liabilities                                         45,027                    171,591
-----------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                    126,590                    983,643
-----------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
     Deferred income taxes - net                                      831,227                  1,020,103
     Deferred income                                                  116,449                    126,434
     Other non-current liabilities                                    277,340                    225,688
-----------------------------------------------------------------------------------------------------------
         Total Non-Current Liabilities                              1,225,016                  1,372,225
-----------------------------------------------------------------------------------------------------------
     Commitments and Contingencies (Note D)
-----------------------------------------------------------------------------------------------------------
Capitalization:
Long-Term Debt                                                      1,422,987                  1,633,077
-----------------------------------------------------------------------------------------------------------
Preferred Stock:
     DQE preferred stock                                               25,720                     42,170
     Preferred stock of subsidiaries                                  211,108                    215,608
     Preference stock of subsidiaries                                  11,420                     14,404
-----------------------------------------------------------------------------------------------------------
         Total Preferred Stock                                        248,248                    272,182
-----------------------------------------------------------------------------------------------------------
Common Shareholders' Equity:
     Common stock - no par value
      (authorized - 187,500,000
     shares; issued - 109,679,154 shares)                             995,218                    994,935
     Retained earnings                                                960,479                    953,785
     Treasury stock (at cost) (46,142,636 and 37,912,995 shares)     (947,312)                  (602,689)
     Accumulated other comprehensive income                             9,365                      1,834
-----------------------------------------------------------------------------------------------------------
     Total Common Shareholders' Equity                              1,017,750                  1,347,865
-----------------------------------------------------------------------------------------------------------
     Total Capitalization                                           2,688,985                  3,253,124
-----------------------------------------------------------------------------------------------------------
         Total Liabilities and Capitalization                      $4,040,591                $ 5,608,992
===========================================================================================================

See notes to condensed consolidated financial statements.

DQE Condensed Statement of Consolidated Cash Flows (Unaudited)
-------------------------------------------------------------------------------


                                                                          (Thousands of Dollars)
                                                                   --------------------------------------
                                                                         Six Months Ended June 30,
                                                                   --------------------------------------
                                                                        2000                   1999
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                         $   185,059               $ 208,860
Changes in working capital other than cash                             (73,616)                (45,457)
Other                                                                   18,846                 (41,380)
---------------------------------------------------------------------------------------------------------
     Net Cash Provided from Operating Activities                       130,289                 122,023
---------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Sale of generation assets                                            1,705,000                      --
Proceeds from disposition of investments                                49,449                  49,297
Acquisitions                                                           (32,000)               (116,870)
Long-term investments                                                  (62,232)                (31,541)
Capital expenditures                                                   (76,781)                (71,355)
Divestiture costs                                                      (89,649)                     --
Other                                                                   (2,220)                 (8,023)
---------------------------------------------------------------------------------------------------------
     Net Cash (Used in) Provided from Investing Activities           1,491,567                (178,492)
---------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Issuance of debt                                                       149,746                      --
Increase in notes payable                                                   --                 174,538
Dividends on common and preferred stock                                (53,357)                (58,037)
Reduction of commercial paper                                         (342,803)                     --
Repurchase of common stock                                            (344,623)                (70,727)
Reductions of long-term obligations - net                             (749,197)                 (9,097)
Other                                                                  (38,246)                (13,599)
---------------------------------------------------------------------------------------------------------
     Net Cash (Used in) Provided from Financing Activities          (1,378,480)                 23,078
---------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                    243,376                 (33,391)
Cash and temporary cash investments at beginning of period              54,229                 108,790
---------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period               $   297,605               $  75,399
=========================================================================================================

See notes to condensed consolidated  financial statements.



Non-Cash Investing and Financing Activities:
Preferred stock issued in conjunction with long-term investments   $        --               $   3,528
=========================================================================================================
Capital lease obligations recorded                                 $        --               $   5,988
=========================================================================================================
Equity funding obligations recorded                                $        --               $   1,232
=========================================================================================================

Notes to Condensed Consolidated Financial
Statements (Unaudited)


A.  CONSOLIDATION, RECLASSIFICATION
    AND ACCOUNTING POLICIES

Consolidation

     DQE, Inc. is a multi-utility delivery and services company. Our subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Capital Corporation; DQE Energy Services, Inc.; DQE Enterprises, Inc.; DQE Financial Corp.; and DQE Systems, Inc.

     Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy. On April 28, 2000, Duquesne Light completed the Pennsylvania Public Utility Commission (PUC)- approved sale of our generation assets to Orion Power Midwest, L.P. (See "Generation Asset Sale" discussion, Note B, on page 6.)

     AquaSource, our second largest operating subsidiary, is a water resource management company that acquires, develops and manages water and wastewater utilities and complementary businesses.

     Our expanded business lines engage in a wide range of initiatives, including: the distribution of propane; the production of landfill gas; investments in electronic commerce, energy-related technology and communications systems; energy facility development and operation; and independent power production. DQE Capital provides financing for DQE and various affiliates.

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

     These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

     DQE and Duquesne Light are subject to the accounting and reporting requirements of the SEC. In addition, Duquesne Light's electric utility operations are subject to regulation by the PUC and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

     As a result of our PUC-approved restructuring plan (see "Rate Matters," Note B, below), the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs was adjusted by receipt of the generation asset sale proceeds during the second quarter of 2000. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters," Note B, below.) These regulatory assets consist of a regulatory tax receivable, unamortized debt costs and deferred employee costs.

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

     The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of July 31, 2000, approximately 26.9 percent of Duquesne Light's customers had chosen alternative generation suppliers, representing approximately 12.5 percent of Duquesne Light's non-coincident peak load. The remaining customers are provided with electricity through our provider of last resort service agreement with Orion (discussed below). Customers pay their electricity generation supplier for generation charges, and pay Duquesne Light the CTC and charges for transmission and distribution. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we previously agreed to extend this rate cap for an additional six months through the end of 2001. However, if Duquesne Light's amended provider of last resort arrangement is approved, this rate cap will be extended through 2003, with a possible further extension through 2004. (See "Provider of Last Resort" discussion below.)

Provider of Last Resort

     Duquesne Light is required not only to deliver electricity, but also to serve as the provider of last resort for all customers in its service territory. Although no longer a generation supplier, as the provider of last resort, Duquesne Light must provide electricity for any customer who does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, Duquesne Light may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the generation asset sale, Orion agreed to supply Duquesne Light, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. This agreement, which expires upon Duquesne Light's final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts. In April 2000, Duquesne Light and Orion entered into an agreement that, as amended in June 2000 and subject to PUC and other approvals, would extend this provider of last resort arrangement beyond the final CTC collection through 2004. We anticipate a determination by the PUC later this year.

Generation Asset Sale

     On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion. Orion purchased the wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations received from FirstEnergy Corp. in the December 3, 1999 power station exchange, for approximately $1.7 billion.

     In its May 29, 1998, final restructuring order, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Originally, transition costs were to be recovered over a seven-year period ending in 2005. As we have regularly stated in our reports, however, by applying the net proceeds of the generation asset sale to reduce transition costs, we anticipated early termination of the CTC collection period in 2001. On August 4, 2000, Duquesne Light submitted its final sale-related filing to the PUC, seeking approval for the accounting treatment of the asset sale proceeds. Pursuant to this filing, we now anticipate early termination of the CTC collection period in the first quarter of 2002 for most major rate classes. In addition, the transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. The unrecovered balance of transition costs that remain following the generation asset sale, previously anticipated to be approximately $2.1 billion ($1.5 billion net of tax), was approximately $550 million ($330 million net of tax) at June 30, 2000. Duquesne Light is allowed to earn an 11 percent pre-tax return on this net amount, which remains subject to PUC review. We cannot predict the ultimate outcome of the PUC's determinations regarding our filing, the accounting treatment sought, or the balance of transition costs.

Termination of the AYE Merger

     On October 5, 1998, we announced our unilateral termination of our merger agreement with Allegheny Energy, Inc. (AYE). AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel us to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. After holding a trial from October 20 through 28, 1999, the District Court ruled on December 3, 1999, that we had properly terminated the merger agreement without breach, and granted judgment in our favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this ruling to the Third Circuit. On May 17, 2000, the Third Circuit unanimously affirmed the District Court's ruling. In early June 2000, AYE announced it would not pursue further appeals in this matter.

AquaSource Rate Application

     AquaSource filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities on June 15, 2000. The requested rate increases are to be phased in over twelve months, with the first increase becoming effective July 17, 2000 and the second phase becoming effective on July 17, 2001. AquaSource proposes to replace the more than 100 separate tariffs of its acquired companies with single water and sewer tariffs using uniform system-wide rates. AquaSource is also requesting substantial changes to the customer service rules, extension policies, water rationing plans and customer service applications to create uniformity and to achieve conformity with recent regulatory changes. If this request is approved, annual water and sewer revenues will increase approximately $7 million after the phase-in period is completed.

     Subject to possible suspension by a later interim or final rate order, AquaSource's proposed rates were implemented on the July 17, 2000 effective date and are being charged (subject to refund with interest) pending the final order on each application by the regulatory authority having jurisdiction. In Texas, certain municipalities have original jurisdiction within its corporate limits over the rates and services of investor-owned water and sewer utilities. The TNRCC has statewide original jurisdiction over the rates and services in all other areas, and has appellate jurisdiction over all municipal rate orders.

     The regulatory authority (TNRCC or municipality) must call a hearing on the rate change application upon receipt of protests by 1,000 (or 10 percent, if less) of the affected customers subject to its original jurisdiction within 60 days of the July 17, 2000 effective date. In addition, the regulatory authority may call a hearing upon its own motion within 120 days of this effective date. If a hearing is not called before the expiration of the 120-day period, the rates are deemed approved by operation of law. The regulatory authority may set interim rates or order an escrow of increased revenues at any time during the rate case. If an interim rate or escrow is ordered, the regulatory authority must render its final decision within 335 days after the effective date of the interim rates or escrow; otherwise, the proposed rates are approved as a matter of law.

     On July 11, the City of Ingram became the first municipality to act on the rate application, by denying the proposed increase and establishing rates lower than requested. AquaSource has appealed that municipal rate order to the TNRCC. AquaSource anticipates similar ratemaking action by other municipalities, after which it will file appeals. It is customary for the TNRCC to consolidate all municipal appeals with the general rate case and to issue one uniform rate order affecting all service areas. While there is no statutory deadline for decision, the Company expects the TNRCC's final order to be issued within 12 to 18 months of the July 17, 2000 effective date.

C.   RECEIVABLES

     The components of receivables for the periods indicated are as follows:

                                     (Thousands of Dollars)
                              --------------------------------------
                               June 30,     June 30,    December 31,
                                2000         1999         1999
--------------------------------------------------------------------
Electric customers            $ 101,829    $  86,136    $  82,314
Water customers                  32,686       27,606       21,352
Other utility                    11,551       22,154       32,582
Other                            40,326       86,301       57,280
    Less: (Allowance for
      uncollectible
      accounts)                 (11,961)     (10,669)      (9,280)
--------------------------------------------------------------------
Receivables - net               174,431      211,528      184,248
    Less: Receivables sold           --      (50,000)          --
--------------------------------------------------------------------
     Total                    $ 174,431    $ 161,528    $ 184,248
====================================================================

     Duquesne Light and an unaffiliated corporation have an agreement that entitles Duquesne Light to sell and the corporation to purchase, on an ongoing basis, up to $40 million of accounts receivable. The accounts receivable sales agreement expires in February 2001, and was recently amended to reduce the sale and purchase entitlement from $50 million. The agreement is one of many sources of funds available to us. We may elect to extend the agreement upon expiration, replace it with a similar facility, or terminate it.

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

Environmental Matters

     AquaSource is aware of various compliance issues at its wastewater facilities, and is communicating and working closely with state regulators to correct these issues in a timely manner. We do not believe that any of these issues, or the settlement thereof, will have a material effect on DQE's financial position, results of operations or cash flows. (See "Legal Proceedings" on page 19.)

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

Business Segments for the Three Months Ended:
-------------------------------------------------------------------------------


                                                                           (Millions of Dollars)
                                      -------------------------------------------------------------------------------------------
                                        Electricity   Electricity                    Water          All      Elimina-   Consoli-
                                          Delivery       Supply         CTC       Distribution     Other      tions      dated
                                      -------------------------------------------------------------------------------------------
June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Operating revenues                       $   85.4      $  101.6     $   91.8       $   36.1      $   25.8   $   (6.2)   $  334.5
Operating expenses                           46.6         115.0          4.0           37.8          41.6       (6.2)      238.8
Depreciation and
     amortization expense                    14.1            --         61.6            4.3           5.4         --        85.4
---------------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                 24.7         (13.4)        26.2           (6.0)        (21.2)        --        10.3
Other income                                  5.0            --           --            1.4          32.4       (1.4)       37.4
Interest and other charges                   18.4           3.3          2.0            0.3           8.6       (0.9)       31.7
---------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before taxes              11.3         (16.7)        24.2           (4.9)          2.6       (0.5)       16.0
Income taxes                                  4.7          (3.7)         9.9           (2.3)         (8.6)       1.1         1.1
---------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before
       intercompany charges                   6.6         (13.0)        14.3           (2.6)         11.2       (1.6)       14.9
     Intercompany charges - net               0.5          (1.7)          --           (5.6)          5.7        1.1          --
---------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                   $    7.1      $  (14.7)    $   14.3       $   (8.2)     $   16.9   $   (0.5)   $   14.9
=================================================================================================================================

Assets                                   $2,328.1      $     --     $  554.4       $  474.9      $  683.2   $     --    $4,040.6
=================================================================================================================================

Capital expenditures                     $   22.1      $    4.7     $     --       $   15.2      $    5.3   $     --    $   47.3
=================================================================================================================================



                                                                           (Millions of Dollars)
                                      -------------------------------------------------------------------------------------------
                                        Electricity   Electricity                    Water          All      Elimina-   Consoli-
                                          Delivery       Supply         CTC       Distribution     Other      tions      dated
                                      -------------------------------------------------------------------------------------------
June 30, 1999
---------------------------------------------------------------------------------------------------------------------------------

Operating revenues                       $   81.1      $  102.8     $   89.4       $   30.2      $   12.7   $   (4.4)   $  311.8
Operating expenses                           41.4         109.4          3.9           24.3          23.1       (4.4)      197.7
Depreciation and
     amortization expense                    13.0           9.1         25.4            2.3           3.1         --        52.9
---------------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                 26.7         (15.7)        60.1            3.6         (13.5)        --        61.2
Other income                                  1.4           3.0           --            1.0          36.2       (1.1)       40.5
Interest and other charges                    9.2          11.8         12.0            0.1           5.2       (0.5)       37.8
---------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before taxes              18.9         (24.5)        48.1            4.5          17.5       (0.6)       63.9
Income taxes                                  7.4         (11.8)        20.0            0.5           6.4       (0.2)       22.3
---------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before
       intercompany charges                  11.5         (12.7)        28.1            4.0          11.1       (0.4)       41.6
     Intercompany charges - net              (0.4)         (1.3)          --           (2.1)          4.0       (0.2)         --
---------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                   $   11.1      $  (14.0)    $   28.1       $    1.9      $   15.1   $   (0.6)   $   41.6
=================================================================================================================================

Assets (1)                               $1,535.4      $  425.7     $2,226.8       $  446.1      $  975.0   $     --    $5,609.0
=================================================================================================================================

Capital expenditures                     $   15.2      $    9.1     $     --       $   11.7      $    8.4   $     --    $   44.4
=================================================================================================================================

(1) Relates to assets as of  December 31, 1999.

Business Segments for the Six Months Ended:
-------------------------------------------------------------------------------


                                                                           (Millions of Dollars)
                                      -------------------------------------------------------------------------------------------
                                        Electricity   Electricity                    Water          All      Elimina-   Consoli-
                                          Delivery       Supply         CTC       Distribution     Other      tions      dated
                                      -------------------------------------------------------------------------------------------
June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Operating revenues                       $  172.8      $  180.4     $  188.2       $   62.1      $   55.4   $   (9.3)   $  649.6
Operating expenses                           85.3         204.6          8.2           61.2          79.8       (9.3)      429.8
Depreciation and
     amortization expense                    23.2           5.2        107.6            8.0          11.8         --       155.8
---------------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                 64.3         (29.4)        72.4           (7.1)        (36.2)        --        64.0
Other income                                  7.4           4.0           --            2.7          59.7       (3.0)       70.8
Interest and other charges                   29.6           5.5         13.4            0.6          18.0       (1.9)       65.2
---------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before taxes              42.1         (30.9)        59.0           (5.0)          5.5       (1.1)       69.6
Income taxes                                 10.6         (13.1)        24.3           (2.3)         (8.3)      (1.7)        9.5
---------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before
       intercompany charges                  31.5         (17.8)        34.7           (2.7)         13.8        0.6        60.1
     Intercompany charges - net              (1.0)         (2.6)          --           (8.6)         13.8       (1.6)         --
---------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                   $   30.5      $  (20.4)    $   34.7       $  (11.3)     $   27.6   $   (1.0)   $   60.1
================================================================================================================================

Assets                                   $2,328.1      $     --     $  554.4       $  474.9      $  683.2   $     --    $4,040.6
================================================================================================================================

Capital expenditures                     $   33.5      $    4.7     $     --       $   28.9      $    9.7   $     --    $   76.8
================================================================================================================================



                                                                           (Millions of Dollars)
                                      -------------------------------------------------------------------------------------------
                                        Electricity   Electricity                    Water          All      Elimina-   Consoli-
                                          Delivery       Supply         CTC       Distribution     Other      tions      dated
                                      -------------------------------------------------------------------------------------------
June 30, 1999
---------------------------------------------------------------------------------------------------------------------------------

Operating revenues                       $  163.4      $  209.4     $  182.4       $   52.3      $   26.5   $   (8.7)   $  625.3
Operating expenses                           80.4         219.1          8.0           43.5          42.1       (8.7)      384.4
Depreciation and
     amortization expense                    27.3          18.0         55.0            3.9           6.4         --       110.6
---------------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                 55.7         (27.7)       119.4            4.9         (22.0)        --       130.3
Other income                                  2.6           5.4           --            2.0          72.0       (2.3)       79.7
Interest and other charges                   18.1          23.5         23.7            0.7           9.3       (1.1)       74.2
---------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before taxes              40.2         (45.8)        95.7            6.2          40.7       (1.2)      135.8
Income taxes                                 15.1         (22.2)        39.8            1.1          13.9       (2.0)       45.7
---------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before
       intercompany charges                  25.1         (23.6)        55.9            5.1          26.8        0.8        90.1
     Intercompany charges - net              (0.6)         (1.6)          --           (2.1)          6.3       (2.0)         --
---------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                   $   24.5      $  (25.2)    $   55.9       $    3.0      $   33.1   $   (1.2)   $   90.1
=================================================================================================================================

Assets (1)                               $1,535.4      $  425.7     $2,226.8       $  446.1      $  975.0   $     --    $5,609.0
=================================================================================================================================

Capital expenditures                     $   28.6      $   12.1     $     --       $   18.3      $   12.4   $     --    $   71.4
=================================================================================================================================

(1) Relates to assets as of December 31, 1999.

Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

     Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth on pages 2 through 9 in
Part I, Item 1 of this Report.

     DQE, Inc. is a multi-utility delivery and services company. Our subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Capital Corporation; DQE Energy Services, Inc.; DQE Enterprises, Inc.; DQE Financial Corp.; and DQE Systems, Inc.

     Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy. On April 28, 2000, Duquesne Light completed the Pennsylvania Public Utility Commission (PUC)- approved sale of our generation assets to Orion Power MidWest, L.P. (See "Generation Asset Sale" discussion on page 16.)

     AquaSource, our second largest operating subsidiary, is a water resource management company that acquires, develops and manages water and wastewater utilities and complementary businesses.

     Our expanded business lines engage in a wide range of initiatives, including: the distribution of propane; the production of landfill gas; investments in electronic commerce, energy-related technology and communications systems; energy facility development and operation; and independent power production. DQE Capital provides financing for DQE and various affiliates.

Service Areas

     Duquesne Light's electric utility operations provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we also historically sold electricity to other utilities. (See "Generation Asset Sale" discussion on page 16.)

     AquaSource's water operations currently provide service to approximately 430,000 water and wastewater customer connections in 18 states.

     Our expanded business lines have operations in several states and Canada.

Regulation

     DQE and Duquesne Light are subject to the accounting and reporting requirements of the SEC. In addition, Duquesne Light's electric utility operations are subject to regulation by the PUC and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

     As a result of our PUC-approved restructuring plan (see "Rate Matters" on page 15), the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs was adjusted by receipt of the proceeds from the generation asset sale during the second quarter of 2000. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 15.)

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

     AquaSource's water utility operations are subject to regulation by the utility regulatory bodies in their respective states. On June 15, 2000, AquaSource filed consolidated rate applications in Texas, the state with its largest investment level. (See "AquaSource Rate Application" discussion on page 17.)

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

RESULTS OF OPERATIONS

Overall Performance

     Comparison of Three Months Ended June 30, 2000 and June 30, 1999. Basic earnings per share were $0.24 in the second quarter of 2000 compared to $0.55 in the second quarter of 1999, a decrease of 56.4 percent. The average shares of outstanding common stock declined by 8.7 million, or 11.5 percent. The lower average shares outstanding reflect the 6.8 million shares of common stock we repurchased during the second quarter of 2000 and 5.7 million we repur-chased in 1999. Net income decreased from $41.6 million in the second quarter of 1999 to $14.9 million in the second quarter of 2000, a decrease of 64.2 percent.

     The lower earnings level for the second quarter can be attributed to three items: (1) a $0.16 per share decrease in our recorded earnings related to transition costs in the second quarter of 2000 compared to the second quarter of 1999, due to the collection of transition costs from our generation asset sale,
(2) an $0.08 charge for terminating a coal-bed methane project, and (3) an $0.08 charge related to an AquaSource purchase accounting adjustment regarding 1999 acquisitions.

     Comprehensive income consists of net income plus unrealized holding gains in marketable securities. Comprehensive earnings per share were $0.23 for the second quarter of 2000 and $0.56 for the second quarter of 1999.

     Comparison of Six Months Ended June 30, 2000 and June 30, 1999. Basic earnings per share were $0.87 in the first six months of 2000 compared to $1.17 in the first six months of 1999, a decrease of 25.6 percent. The average shares of outstanding common stock declined by 7.5 million, or 9.8 percent. The lower average shares outstanding reflect the 8.4 million shares of common stock we repurchased during the first six months of 2000 and 5.7 million we repurchased in 1999. Net income decreased from $90.1 million in the first six months of 1999 to $60.1 million in the first six months of 2000, a decrease of 33.3 percent.

     The lower earnings level for the first six months of 2000 can be attributed to the same factors as discussed above related to the second quarter.

     Comprehensive income consists of net income plus unrealized holding gains in marketable securities. Comprehensive earnings per share were $1.00 for the first six months of 2000 and $1.18 for the first six months of 1999.

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

     Electricity Delivery Business Segment.

     Comparison of Three Months Ended June 30, 2000 and June 30, 1999. The electricity delivery business segment contributed $7.1 million to net income in the second quarter of 2000 compared to $11.1 million in the second quarter of 1999, a decrease of $4.0 million or 36.0 percent.

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

     Operating revenues increased by $4.3 million or 5.3 percent compared to the second quarter of 1999. This increase is due to higher sales to electric utility customers of 2.7 percent in the second quarter of 2000. The higher sales can be attributed to warmer weather in 2000 as well as increased consumption by steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.


------------------------------------------------
                             KWH Delivered
                          ----------------------
                              (In Millions)
                          ----------------------
Second Quarter             2000   1999  Change
------------------------------------------------
Residential                 773    752    2.8%
Commercial                1,492  1,457    2.4%
Industrial                  901    873    3.2%
---------------------------------------
     Sales to Electric
      Utility Customers   3,166  3,082    2.7%
================================================

     Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased by $4.5 million or 9.2 percent from the second quarter of 1999. This increase is attributed to a higher level of overhead expenses being allocated to the delivery business segment due to the sale of our generation assets.

     Other income was $7.4 million for the second quarter of 2000 compared to $0.6 million in the second quarter of 1999, an increase of $6.8 million. Due to the sale of our generating assets, more other income was allocated to this segment in 2000. The increased other income is due to greater cash at Duquesne Light from the generation sale proceeds.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. In the second quarter of 2000, there was $9.3 million more interest and other charges allocated to the electricity delivery business segment compared to the second quarter of 1999. Given the generation asset sale to Orion, all remaining Duquesne Light financing costs after recapitalization are borne by the electricity delivery business segment.

     Comparison of Six Months Ended June 30, 2000 and June 30, 1999. The electricity delivery business segment contributed $30.5 million to net income in the first six months of 2000 compared to $24.5 million in the first six months of 1999, an increase of $6.0 million or 24.5 percent.

     Operating revenues increased by $9.4 million or 5.8 percent compared to the first six months of 1999 due to an increase of 3.1 percent in sales to electric utility customers. The increase is primarily attributable to increased consumption by steel manufacturers. The following table sets forth KWH delivered to electric utility customers.


------------------------------------------------
                              KWH Delivered
                          ----------------------
                              (In Millions)
                          ----------------------
First Six Months           2000   1999  Change
------------------------------------------------
Residential               1,677  1,668    0.5%
Commercial                2,977  2,898    2.7%
Industrial                1,834  1,724    6.4%
---------------------------------------
     Sales to Electric
      Utility Customers   6,488  6,290    3.1%
================================================

     Operating expenses were $2.5 million or 2.6 percent higher than 1999, primarily due to the allocation of more overhead expenses as a result of the generation asset sale.

     Other income was $6.6 million higher than the first six months of 1999. This increase was the result of increased cash at Duquesne Light from the generation sale proceeds. A greater amount of other income was allocated to the electricity delivery business segment in 2000 because of the generation asset sale.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. In the first six months of 2000, there was $11.5 million or 63.5 percent more interest and other charges allocated to the electricity delivery business segment compared to the first six months of 1999.

     Electricity Supply and CTC Business Segments.

     Comparison of Three Months Ended June 30, 2000 and June 30, 1999. In the second quarter of 2000, the electricity supply and CTC business segments reported a net loss of $0.4 million compared to net income of $14.1 million in the second quarter of 1999, a decrease of $14.5 million.

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

     Operating revenues were relatively consistent in the second quarters of 2000 and 1999. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier, including unbilled provider of last resort KWH supplied.


--------------------------------------------------
                                KWH Supplied
--------------------------------------------------
                                (In Millions)
--------------------------------------------------
Second Quarter               2000   1999  Change
--------------------------------------------------
Residential                   643    634    1.4%
Commercial                  1,251    987   26.7%
Industrial                    979    838   16.8%
-----------------------------------------
     Sales to Electric
      Utility Customers     2,873  2,459   16.8%
-----------------------------------------
Sales to Other Utilities      301    788  (61.8)%
-----------------------------------------
     Total Sales            3,174  3,247   (2.2)%
==================================================

     Operating expenses for the electricity supply business segment are primarily made up of energy costs; costs to operate and maintain the power stations; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes.

     Fluctuations in energy costs generally result from changes in the cost of fuel; total KWH supplied; and generating station availability. In the second quarter of 1999, fluctuations also resulted from the mix between coal, nuclear generation and purchased power.

     Operating expenses increased $3.9 million or 3.2 percent from the second quarter of 1999, as a result of the generation asset sale. During the second quarter of 2000 operating costs consisted of purchased power costs related to the Orion provider of last resort supply agreement. (See "Provider of Last Resort" discussion on page 16.) The cost under the provider of last resort agreement, approximately $0.04 per KWH, is equal to the customer shopping credit. During 1999,the average production cost, both fuel and non-fuel operating and maintenance costs, was approximately $0.025 per KWH.

     Depreciation and amortization expense includes the amortization of transition costs and, in the second quarter of 1999, accrued nuclear decommissioning costs. There was an increase of $27.4 million or 80.1 percent compared to the second quarter of 1999. This increase was due to a higher level of transition cost amortization in the second quarter of 2000.

     Interest and other charges include interest on debt, other interest and preferred stock dividends of Duquesne Light. In the second quarter of 2000 there was an $18.5 million decrease in interest and other charges compared to the second quarter of 1999. The decrease reflects less interest expense allocated to this segment in the second quarter of 2000 due to the generation asset sale.

     Comparison of Six Months Ended June 30, 2000 and June 30, 1999. In the first six months of 2000, the electricity supply and CTC business segments reported net income of $14.3 million compared to $30.7 million in the first six months of 1999, a decrease of $16.4 million or 53.4 percent.

     Operating revenues decreased by $23.2 million or 5.9 percent compared to the first six months of 1999. The decrease in revenues resulted from a 45.2 percent decrease in energy supplied to other utilities in the first six months of 2000 compared to the first six months of 1999, due to the generation asset sale. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier, including unbilled provider of last resort KWH supplied.

--------------------------------------------------
                                 KWH Supplied
                            ----------------------
                                 (In Millions)
                            ----------------------
First Six Months             2000   1999  Change
--------------------------------------------------
Residential                 1,326  1,457   (9.0)%
Commercial                  2,130  2,139   (0.4)%
Industrial                  1,827  1,660   10.1%
-----------------------------------------
     Sales to Electric
      Utility Customers     5,283  5,256    0.5%
-----------------------------------------
Sales to Other Utilities      795  1,450  (45.2)%
-----------------------------------------
     Total Sales            6,078  6,706   (9.4)%
==================================================

     Operating expenses decreased $21.0 million or 8.6 percent from the first six months of 1999, as a result of lower power production costs through the date of the generation asset sale. Partially offsetting this decrease was an increase in purchased power costs in 2000 from the higher rate per KWH due to the customer shopping credit.

     There was an increase of $40.1 million or 55.2 percent in depreciation and amortization expense compared to the first six months of 1999. This increase was due to a higher level of transition cost amortization in the first six months of 2000.

     Interest and other charges include interest on debt, other interest and preferred stock dividends of Duquesne Light. In the first six months of 2000 there was a $28.3 million or 60.0 percent decrease in interest and other charges compared to the first six months of 1999. The decrease reflects less interest expense allocated to the electricity supply and CTC business segments in 2000 due to the generation asset sale.

     Water Distribution Business Segment.

     Comparison of Three Months Ended June 30, 2000 and June 30, 1999. The water distribution business segment had an $8.2 million net loss in the second quarter of 2000, compared to $1.9 million of net income in the second quarter of 1999, a decrease of $10.1 million.

     During the second quarter of 2000, there was an increase in intercompany charges stemming from increased borrowings from DQE Capital and increased use of corporate administrative services. Before intercompany charges, net income declined $6.6 million from the second quarter of 1999.

     Operating revenues for this business segment are derived from the following: billings related to water and sewer services for utilities owned by AquaSource and utilities for which AquaSource is a contract operator; water-related construction and engineering projects; and bottled water delivery sales. Operating revenues increased by $5.9 million during the second quarter of 2000. The increase was primarily the result of acquisitions during the first half of 1999.

     Operating expenses for the water distribution business segment are primarily made up of costs to operate and maintain the water distribution systems; administrative expenses; non-income taxes, such as property and payroll taxes; and bottled water costs. Operating expenses increased by $13.5 million as a result of a $6.0 million purchase accounting adjustment related to 1999 acquisitions, higher repairs and maintenance costs, and higher contractor costs related to the Texas rate applications and various systems implementations.

     Depreciation and amortization expense includes depreciation of utility delivery systems and the amortization of goodwill on acquisitions. The increase of $2.0 million was due to the larger size of the business.

     Comparison of Six Months Ended June 30, 2000 and June 30, 1999. The water distribution business segment had an $11.3 million net loss in the first six months of 2000, compared to $3.0 million of net income in the first six months of 1999, a decrease of $14.3 million.

     During the first six months of 2000, there was an increase in intercompany charges stemming from increased borrowings from DQE Capital and increased use of corporate administrative services. Before intercompany charges, net income declined $7.8 million from the first six months of 1999.

     Operating revenues were $9.8 million higher in the first six months of 2000. This increase is primarily the result of acquisitions during the first half of 1999.

     Operating expenses increased by $17.7 million due to a $6.0 million purchase accounting adjustment related to 1999 acquisitions, higher repairs and maintenance costs, and higher contractor costs related to the Texas rate applications and various systems implementations.

     Depreciation and amortization expense includes depreciation of utility delivery systems and the amortization of goodwill on acquisitions. The $4.1 million increase was attributable to increases in both depreciation and amortization related to the larger size of the business.

     All Other.

     Comparison of Three Months Ended June 30, 2000 and June 30, 1999. The all other category contributed $16.9 million to net income in the second quarter of 2000 compared to $15.1 million in the second quarter of 1999, an increase of $1.8 million or 11.9 percent.

     Operating revenues for the all other category primarily include gas sales, propane sales, rental revenues and alternative fuel sales. Operating revenues increased in the second quarter of 2000 by $13.1 million or 103.1 percent compared to the second quarter of 1999. This increase was primarily the result of increased revenues from our propane delivery business acquisitions during 1999.

     Operating expenses for this category consist of costs to operate and maintain our propane gas processing and alternative energy facilities; administrative expenses; and non-income taxes, such as property and payroll taxes. Operating expenses increased $18.5 million or 80.1 percent in the second quarter of 2000 compared to the second quarter of 1999. This increase was primarily the result of increased expenses from our propane delivery acquisitions in 1999.

     Depreciation and amortization expense primarily includes the depreciation of the expanded business lines' plant and equipment and amortization of certain investments. In the second quarter of 2000, depreciation and amortization expense increased by $2.3 million, primarily due to the acquisition of propane delivery companies during the last half of 1999.

     Other income primarily includes gains on investment dispositions, long-term investment income, and interest and dividend income related to the expanded business lines. Other income in the second quarter of 2000 was $3.8 million or
10.5 percent lower than in the second quarter of 1999. The decrease is related to the nature of our leasing investments, where income decreases over the lease life. Also contributing to the decrease from the second quarter of 1999 was a lower level of gains on dispositions in the second quarter of 2000. Another factor contributing to the decrease was a charge for terminating a coal-bed methane investment. Included in 2000 were gains on the sale of affordable housing investments, as well as gains on warrant exchanges at two of our electronic commerce investments.

     Interest expense was $8.6 million in the second quarter of 2000, an increase of $3.4 million or 65.4 percent. This increase reflects the fact that DQE Capital did not begin borrowing until June 1999.

     The change in income taxes reflects an adjustment to deferred tax balances.

     Comparison of Six Months Ended June 30, 2000 and June 30, 1999. The all other category contributed $27.6 million to net income in the first six months of 2000 compared to $33.1 million in the first six months of 1999, a decrease of $5.5 million or 16.6 percent.

     Operating revenues increased in the first six months of 2000 by $28.9 million or 109.1 percent compared to the first six months of 1999.

     Operating expenses also increased in the first six months of 2000 by $37.7 million or 89.5 percent. In addition, depreciation and amortization expense increased by $5.4 million or 84.4 percent. These increases can primarily be attributed to the larger size of the all other category due to our propane acquisitions made during 1999.

     Other income in the first six months of 2000 was $12.3 million or 17.1 percent lower than in the first six months of 1999. The decrease is related to the nature of our leasing investments, where income decreases over the lease life. Also contributing to the decrease from 1999 was a lower level of gains on dispositions in 2000. Another factor contributing to the decrease was a charge for terminating a coal-bed methane investment. Included in 2000 were gains on the sale of affordable housing investments, as well as gains on warrant exchanges at two of our electronic commerce investments.

     Interest expense was $18.0 million in the first six months of 2000, an increase of $8.7 million or 93.5 percent. The increase reflects the fact that DQE Capital did not begin borrowing until June 1999.

     The change in income taxes reflects an adjustment to deferred tax balances.

LIQUIDITY AND CAPITAL RESOURCES

     We estimate that during 2000 we will spend, excluding the allowance for funds used during construction, approximately $85 million for electric utility construction, including $5 million for generation, and approximately $45 million for water utility construction. During the first six months of 2000, we have spent approximately $76.8 million on capital expenditures, which consist of approximately $38.2 million at Duquesne Light, $28.9 million at AquaSource and the remaining $9.7 million on other.

Acquisitions and Dispositions

     On March 31, 2000, Duquesne Light purchased from Itron, Inc. the Customer Advanced Reliability System (CARS), the automated electronic meter reading system developed by Itron for use with our electricity utility customers. We had previously leased these assets.

     On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion for approximately $1.7 billion dollars. (See "Generation Asset Sale" discussion on page 16.)

     We also sold various non-strategic investments, including affordable housing investments during the first six months of 2000 for $49.4 million, resulting in an after-tax gain of $4.0 million.

     On July 28, 2000, DQE Energy Services entered into a definitive agreement to sell its synthetic fuel facilities, which includes a multi-year operating and maintenance agreement. Provided the transaction closes as scheduled, we expect to reflect a gain from the sale of approximately $0.85 per share in our third quarter earnings. This sale is subject to certain closing conditions, including antitrust approval by the Department of Justice and the Federal Trade Commission.

     In the first six months of 1999 we issued approximately 35,000 shares of DQE Preferred Stock, as part of a total investment of approximately $117 million in water companies.

Investments

     In the first six months of 2000 we spent approximately $62 million on new investments. These investments include investments in gas reserves as well as technology and electronic commerce companies.

Financing

     In the first six months of 2000 we repurchased 8.4 million shares of DQE common stock on the open market for approximately $345 million. We have also repurchased 164,000 shares of DQE Preferred Stock for approximately $13.8 million.

     With the issuance of $150 million of floating rate two-year notes in January 2000 and the proceeds of the generation sale in April 2000, in addition to repurchasing common and preferred stock we retired $350 million of long-term bonds, $399 million of current maturities and $343 million of commercial paper.

     At June 30, 2000, we had $81.6 million of current debt maturities. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $323 million, the amount of average daily borrowings was $51.6 million, and the weighted average daily interest rate was 6.16 percent.

Future Capital Requirements and Availability

     We are continuing to use the proceeds of our generation asset sale to recapitalize. As previously reported, we have retired short-term debt, redeemed long-term debt, and are continuing to aggressively repurchase outstanding common stock. Through July 31, 2000 we have repurchased 12.7 million shares of DQE common stock for approximately $515.7 million and 186,000 shares of DQE Preferred Stock for approximately $15.6 million. Additionally, $65 million of term loans will mature in the fourth quarter of 2000.

     We maintain two separate revolving credit agreements, one for $300 million expiring in June 2001 and one for $225 million expiring in September 2000. We have the option to convert each revolver into a term loan facility for a period of one or two years, respectively, for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At June 30, 2000, no borrowings were outstanding. Related to these and other credit facilities, we are subject to financial covenants requiring certain cash coverage and debt-to-capital ratios. At June 30, 2000, we were in compliance with all of our financial covenants.

     Duquesne Light and an unaffiliated corporation have an agreement that entitles Duquesne Light to sell, and the corporation to purchase, on an ongoing basis, up to $40 million of accounts receivable. At various times during the second quarter, Duquesne Light had sold receivables under the facility. No amounts were outstanding at June 30, 2000. At June 30, 1999 we had sold $50 million of receivables. The accounts receivable sales agreement expires in February 2001, and was recently amended to reduce the sale and purchase entitlement from $50 million. The agreement is one of many sources of funds available to us. We may elect to extend the agreement upon expiration, replace it with a similar facility, or terminate it.

     With customer choice fully in effect, and our generation asset divestiture complete, all our electric utility customers are now buying their generation directly from alternative suppliers or indirectly from Orion (who supplies generation to Duquesne Light pursuant to our provider of last resort service agreement). Customer revenues from Duquesne Light's operations have been reduced by an amount equal to the generation rate previously applicable to those customers using alternative generation suppliers. A further impact on customer revenues is expected to occur when the CTC has been fully collected, which is currently expected to occur in 2002 for most major rate classes; elimination of the CTC will reduce customer rates.

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

     The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of July 31, 2000, approximately 26.9 percent of Duquesne Light's customers had chosen alternative generation suppliers, representing approximately 12.5 percent of Duquesne Light's non-coincident peak load. The remaining customers are provided with electricity through our provider of last resort service agreement with Orion (discussed below). Customers pay their electricity generation supplier for generation charges, and pay Duquesne Light the CTC and charges for transmission and distribution. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we previously agreed to extend this rate cap for an additional six months through the end of 2001. However, if Duquesne Light's amended provider of last resort arrangement is approved, this rate cap will be extended through 2003, with a possible further extension through 2004. (See "Provider of Last Resort" discussion below.)

Provider of Last Resort

     Duquesne Light is required not only to deliver electricity, but also to serve as the provider of last resort for all customers in its service territory. Although no longer a generation supplier, as the provider of last resort, Duquesne Light must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, Duquesne Light may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the generation asset sale, Orion agreed to supply Duquesne Light, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. This agreement, which expires upon Duquesne Light's final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts. In April 2000, Duquesne Light and Orion entered into an agreement that, as amended in June 2000 and subject to PUC and other approvals, would extend this provider of last resort arrangement beyond the final CTC collection through 2004. We anticipate a determination by the PUC later this year.

Generation Asset Sale

     On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion. Orion purchased the wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations received from FirstEnergy Corp. in the December 3, 1999 power station exchange, for approximately $1.7 billion.

     In its May 29, 1998, final restructuring order, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Originally, transition costs were to be recovered over a seven-year period ending in 2005. As we have regularly stated in our reports, however, by applying the net proceeds of the generation asset sale to reduce transition costs, we anticipated early termination of the CTC collection period in 2001. On August 4, 2000, Duquesne Light submitted its final sale-related filing to the PUC, seeking approval for the accounting treatment of the asset sale proceeds. Pursuant to this filing, we now anticipate early termination of the CTC collection period in the first quarter of 2002 for most major rate classes. In addition, the transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. The unrecovered balance of transition costs that remain following the generation asset sale, previously anticipated to be approximately $2.1 billion ($1.5 billion net of tax), was approximately $550 million ($330 million net of tax) at June 30, 2000. Duquesne Light is allowed to earn an 11 percent pre-tax return on this net amount, which remains subject to PUC review. We cannot predict the ultimate outcome of the PUC's determinations regarding our filing, the accounting treatment sought, or the balance of transition costs.

Termination of the AYE Merger

     On October 5, 1998, we announced our unilateral termination of our merger agreement with Allegheny Energy, Inc. (AYE). AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel us to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. After holding a trial from October 20 through 28, 1999, the District Court ruled on December 3, 1999, that we had properly terminated the merger agreement without breach, and granted judgment in our favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this ruling to the Third Circuit. On May 17, 2000, the Third Circuit unanimously affirmed the District Court's ruling. In early June 2000, AYE announced it would not pursue further appeals in this matter.

AquaSource Rate Application

     AquaSource filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities on June 15, 2000. The requested rate increases are to be phased in over twelve months, with the first increase becoming effective July 17, 2000 and the second phase becoming effective on July 17, 2001. AquaSource proposes to replace the more than 100 separate tariffs of its acquired companies with single water and sewer tariffs using uniform system-wide rates. AquaSource is also requesting substantial changes to the customer service rules, extension policies, water rationing plans and customer service applications to create uniformity and to achieve conformity with recent regulatory changes. If this request is approved, annual water and sewer revenues will increase approximately $7 million after the phase-in period is completed.

     Subject to possible suspension by a later interim or final rate order, AquaSource's proposed rates were implemented on the July 17, 2000 effective date and are being charged (subject to refund with interest) pending the final order on each application by the regulatory authority having jurisdiction. In Texas, certain municipalities have original jurisdiction within its corporate limits over the rates and services of investor-owned water and sewer utilities. The TNRCC has statewide original jurisdiction over the rates and services in all other areas, and has appellate jurisdiction over all municipal rate orders.

     The regulatory authority (TNRCC or municipality) must call a hearing on the rate change application upon receipt of protests by 1,000 (or 10 percent, if less) of the affected customers subject to its original jurisdiction within 60 days of the July 17, 2000 effective date. In addition, the regulatory authority may call a hearing upon its own motion within 120 days of this effective date. If a hearing is not called before the expiration of the 120-day period, the rates are deemed approved by operation of law. The regulatory authority may set interim rates or order an escrow of increased revenues at any time during the rate case. If an interim rate or escrow is ordered, the regulatory authority must render its final decision within 335 days after the effective date of the interim rates or escrow; otherwise, the proposed rates are approved as a matter of law.

     On July 11, the City of Ingram became the first municipality to act on the rate application, by denying the proposed increase and establishing rates lower than requested. AquaSource has appealed that municipal rate order to the TNRCC. AquaSource anticipates similar ratemaking action by other municipalities, after which it will file appeals. It is customary for the TNRCC to consolidate all municipal appeals with the general rate case and to issue one uniform rate order affecting all service areas. While there is no statutory deadline for decision, the Company expects the TNRCC's final order to be issued within 12 to 18 months of the July 17, 2000 effective date.

OUTLOOK

     As previously reported, with the electricity business now a much smaller part of DQE than historically, we are changing the role of our administrative infrastructure. We have implemented a corporate center excellence project designed to consolidate our administrative resources and have targeted a cost reduction in excess of $40 million (on an annual basis) to take effect in the fourth quarter of 2000. In addition, Duquesne Light anticipates up to $30 million of annual cost savings through its Best-in-Class initiative related to operations and maintenance expenses starting in 2001. We have also been changing Duquesne Light's capital structure, using proceeds from the generation asset sale to retire higher-cost debt and reduce the level of equity. Through July 31, 2000, we have repurchased approximately $515.7 million of DQE common stock, and expect to continue aggressively repurchasing DQE shares throughout the remainder of the year.

     We also continue to focus on realizing operating efficiencies in our other delivery businesses. AquaSource is implementing new customer and financial systems aimed at improving cost efficiencies. In addition, AquaSource has filed its consolidated rate applications in Texas (the state with the largest level of investment), and expects to make a similar filing in Indiana, another state with a substantial level of investment, in late 2000 or early 2001.

     DQE Systems is working toward achieving cost reductions, making efforts to mitigate both the weather risk and the commodity price risk inherent in the propane business operated by its ProAm subsidiary.

     DQE Enterprises continues to add to its portfolio of electronic commerce and energy technology businesses. DQE Enterprises has also been making additional investments in companies currently in the portfolio, strengthening its role in incubating those entities. On August 9, 2000 one of its portfolio companies, H Power, consummated its initial public offering. DQE Enterprises anticipates public market valuation of other investments in the near future.

     As previously discussed, DQE Energy Services has entered into an agreement to sell its synthetic fuel facilities. In addition, continuing its strategy of single customer energy facility solutions, in May 2000 DQE Energy Services was awarded a multi-year energy services contract to design, build, operate and maintain a central utilities complex for the Ohio plant of a big three auto maker.

     We believe that, through such activities as the above-described administrative resource reductions, selective asset sales and market valuations of our investments, as well as sustainable earnings from our delivery businesses, we will achieve our targeted comprehensive earnings growth of 5 to 8 percent this year.

     The foregoing paragraphs of this "Outlook" section contain forward-looking statements regarding the following: DQE's projected cost reductions through our Corporate Center Excellence initiative, our plans to continue repurchasing our common stock; Duquesne Light's projected annual cost reductions through its Best-in-Class initiative;

AquaSource's anticipated improvements in operating and cost efficiency, and its rate filings; DQE Enterprises' plans to invest in additional electronic commerce and energy technology companies, and the possibilities of initial public offerings or other market valuations of the companies in which we invest; and DQE's targeted earnings growth. Actual results may materially differ from those implied by such statements due to known and unknown risks and uncertainties, including but not limited to those set forth below. Our ability to centralize and streamline administrative functions to eliminate redundancies, as well as to retrain and redeploy administrative employees, will affect the ultimate amount of cost reductions at both DQE and Duquesne Light. Fluctuations in our common stock price could affect our repurchasing plans. The ultimate outcome of Duquesne Light's final cost assessment, CTC collection estimate and remaining costs requested in the final auction filing will depend on the PUC's determinations. AquaSource's projected returns and revenues will also be affected by the outcome of its rate filings, which will depend on the determinations made by the appropriate public utility commissions, as well as the effective use of its new customer and financial systems. The availability of appropriate investment opportunities could affect DQE Enterprises' plans for additional electronic commerce and energy technology investments. The volatility of the stock markets, as well as general business and economic conditions, could affect the potential for initial public offerings or other market valuations being made at any time with respect to the companies in which we invest. DQE's earnings could be affected by the effectiveness of our administrative resource reduction, our ability to complete selective asset sales and market valuations of our investments, and the performance of our subsidiaries. Overall performance by DQE and its affiliates could be affected by changing weather conditions, demand for utility delivery services, economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings.

Item 3.  Quantitative and
         Qualitative Disclosures
         About Market Risk.

Market Risk

     Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

     We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately 30 percent of long-term borrowings. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $1.3 million for the six months ended June 30, 2000 and $0.8 million for the six months ended June 30, 1999. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $25.7 million and $27.2 million as of June 30, 2000 and June 30, 1999. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

                        ------------------------------

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

PART II.     OTHER INFORMATION.

Item 1.  Legal Proceedings.

     On October 5, 1998, we announced our unilateral termination of our merger agreement with Allegheny Energy, Inc. (AYE). We believe that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel us to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. On October 28, 1998, the judge ruled in our favor regarding termination of the merger agreement. AYE appealed to the United States Court of Appeals for the Third Circuit, who on March 11, 1999, remanded the case to the District Court for further proceedings. Trial was held from October 20 through 28, 1999. On December 3, 1999, the District Court ruled that we had properly terminated the merger agreement without breach, and granted judgment in our favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this decision to the Third Circuit, who, on May 17, 2000, unanimously affirmed the District Court's ruling. In early June 2000, AYE announced it would not pursue further appeals in this matter.

     Effective July 24, 2000, AquaSource entered into a consent order with the Florida Department of Environmental Protection (FLDEP) regarding five wastewater facilities. The FLDEP alleged certain compliance issues related to historical operating practices at the facilities and the effluent disposal capacity associated with certain of the facilities, all of which existed prior to AquaSource's acquiring the facilities. In connection with the acquisition, AquaSource planned certain capital improvements to the facilities, the completion of which will resolve the compliance issues. The FLDEP, in the consent order, has agreed to accept the completion of those improvements plus the payment of up to $206,750 in penalties as a full resolution of these matters. In addition, AquaSource expects the costs of the improvements to be recoverable from its ratepayers. The consent order is subject to a one-time public notice requirement which allows persons whose substantial interests are affected to petition for an administrative hearing on the consent order if, in this case, such a petition is filed before August 20, 2000. Unless a timely petition is filed, the FLDEP will be required to maintain the consent order's effectiveness as of July 24, 2000.

Item 4.  Submission of Matters to a
         Vote of Security Holders.

     On May 25, 2000, DQE held its 2000 Annual Meeting of Stockholders. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement dated March 10, 1999, and all nominees were elected. Two proposals were submitted to stockholders for a vote at the Annual Meeting.

Proposal 1 was the election of three directors to the Board of Directors, one to serve until the 2002 Annual Meeting and two to serve until the 2003 Annual Meeting, and until their respective successors have been chosen and qualified. The vote on this proposal was as follows:


                     Type of Stock     For      Abstain
                     -------------     ---      -------

Daniel Berg          Common         59,925,082  881,241
                     Preferred         566,619        0

Robert T. Bozzone    Common         60,089,289  881,241
                     Preferred         566,619        0

Steven S. Rogers     Common         60,141,468  881,241
                     Preferred         566,619        0


     The following Directors terms continue after the Annual Meeting of Stockholders:
       until 2001 - Doreen E. Boyce and David D. Marshall;
       until 2002 - Sigo Falk and Eric Springer.

Proposal 2 was the ratification of the appointment, by the Board of Directors, of Deloitte & Touche LLP as independent public accountants to audit the books of the Company for the year ending December 31, 2000. The vote on this proposal was as follows:


                      For      Against  Abstain
                      ---      -------  -------
Common Stock       60,179,101  371,599  382,487
Preferred Stock       562,869    3,750        0

Item 6.  Exhibits and Reports on Form 8-K

a.    Exhibits:

      EXHIBIT 12.1 - Calculation of Ratio of Earnings to
                     Fixed Charges and Preferred and
                     Preference Stock Dividend
                     Requirements.

      EXHIBIT 27.1 - Financial Data Schedule

b. A report on Form 8-K was filed May 23, 2000, to report the Third Circuit's decision on the AYE merger litigation.
      No financial statements were filed with this report.

      A report on Form 8-K was filed June 14, 2000, to discuss a presentation made by DQE officers to the Wall Street Utility Group on that date. No financial statements were filed with this report.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  DQE, Inc.
                                       -----------------------------
                                                (Registrant)



Date     August 14, 2000                   /s/ Morgan K. O'Brien
      -------------------------        -----------------------------
                                                (Signature)
                                             Morgan K. O'Brien
                                         Executive Vice President,
                                           Corporate Development
                                       (Principal Financial Officer)


Date     August 14, 2000                    /s/ James E. Wilson
      -------------------------        -----------------------------
                                                (Signature)
                                              James E. Wilson
                                       Vice President and Controller
                                       (Principal Accounting Officer)