Form 10-Q
period 2000-09-30
DQE INC
filed 2000-11-14
CIK 846930

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 2000

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From              to
                                    ------------    ------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: DQE Common Stock, no par value - 57,438,829 shares outstanding as of September 30, 2000 and 55,919,230 shares outstanding as of October 31, 2000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


DQE Condensed Statement of Consolidated Income (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                                        (Thousands of Dollars, Except Per Share Amounts)
                                                                -----------------------------------------------------------------
                                                                     Three Months Ended                      Nine Months Ended
                                                                      September 30,                            September 30,
                                                                -----------------------------------------------------------------
                                                                   2000            1999                   2000           1999
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenues:
Electricity sales                                                 $293,416       $321,967              $  810,634     $  842,889
Water sales                                                         30,287         28,582                  81,829         72,398
Other                                                               36,825         31,420                 117,640         92,570
---------------------------------------------------------------------------------------------------------------------------------
  Total Operating Revenues                                         360,528        381,969               1,010,103      1,007,857
---------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel and purchased power                                           120,983         84,341                 264,319        180,921
Other operating                                                     98,982        113,336                 304,322        311,489
Maintenance                                                          8,204         18,426                  44,578         62,197
Depreciation and amortization                                       99,345         64,943                 255,118        175,563
Taxes other than income taxes                                       19,259         25,280                  63,952         71,200
---------------------------------------------------------------------------------------------------------------------------------
  Total Operating Expenses                                         346,773        306,326                 932,289        801,370
---------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                    13,755         75,643                  77,814        206,487
---------------------------------------------------------------------------------------------------------------------------------
Other Income                                                       141,120         39,937                 211,881        119,119
---------------------------------------------------------------------------------------------------------------------------------
Interest and Other Charges                                          28,997         40,187                  94,233        114,410
---------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                         125,878         75,393                 195,462        211,196
---------------------------------------------------------------------------------------------------------------------------------
Income Taxes                                                        60,886         26,176                  70,418         71,908
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                          64,992         49,217                 125,044        139,288
---------------------------------------------------------------------------------------------------------------------------------
Dividends on Preferred Stock                                           115            425                    (427)         1,153
---------------------------------------------------------------------------------------------------------------------------------
Earnings Available for Common Stock                               $ 64,877       $ 48,792              $  125,471     $  138,135
=================================================================================================================================
Net Income                                                          64,992         49,217                 125,044        139,288
---------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income:
Unrealized holding gains,
net of tax of $19,648, $756, $25,405 and $1,437                     27,705          1,066                  35,821          2,026
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                              $ 92,697       $ 50,283              $  160,865     $  141,314
=================================================================================================================================
Average Number of Common Shares
  Outstanding (Thousands of Shares)                                 59,357         75,356                  65,770         76,110
=================================================================================================================================
Earnings Per Share of Common Stock:
  Basic                                                           $   1.04       $   0.64              $     1.91     $     1.81
  Diluted                                                         $   1.02       $   0.63              $     1.87     $     1.77
=================================================================================================================================
Comprehensive Earnings Per Share of Common Stock:
  Basic                                                           $   1.45       $   0.68              $     2.45     $     1.86
  Diluted                                                         $   1.41       $   0.67              $     2.39     $     1.84
=================================================================================================================================
Dividends Declared Per Share of Common Stock                      $   0.40       $   0.38              $     1.20     $     1.14
=================================================================================================================================

See notes to condensed consolidated financial statements.


DQE Condensed Consolidated Balance Sheet (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                                          (Thousands of Dollars)
                                                                                     -------------------------------
                                                                                      September 30,     December 31,
ASSETS                                                                                     2000            1999
--------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                                                     $   120,002    $    54,229
Receivables                                                                                 205,574        184,248
Other current assets                                                                         40,335        137,180
--------------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                                      365,911        375,657
--------------------------------------------------------------------------------------------------------------------
Long-Term Investments                                                                       756,531        639,284
--------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                             2,346,022      4,369,303
Less: Accumulated depreciation                                                             (658,021)    (2,541,236)
--------------------------------------------------------------------------------------------------------------------
  Total Property, Plant and Equipment - Net                                               1,688,001      1,828,067
--------------------------------------------------------------------------------------------------------------------
Other Non-Current Assets:
  Transition costs                                                                          478,301      2,008,171
  Regulatory assets                                                                         243,843        224,002
  Divestiture costs                                                                              --        218,653
  Other                                                                                     299,834        315,158
--------------------------------------------------------------------------------------------------------------------
  Total Other Non-Current Assets                                                          1,021,978      2,765,984
--------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                        $ 3,832,421    $ 5,608,992
====================================================================================================================

CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable and current debt maturities                                             $   130,677    $   812,052
  Other current liabilities                                                                 102,638        171,591
--------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                               233,315        983,643
--------------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
  Deferred income taxes - net                                                               831,223      1,020,103
  Deferred income                                                                           113,229        126,434
  Other non-current liabilities                                                             187,885        225,688
--------------------------------------------------------------------------------------------------------------------
    Total Non-Current Liabilities                                                         1,132,337      1,372,225
--------------------------------------------------------------------------------------------------------------------
  Commitments and Contingencies (Note D)
--------------------------------------------------------------------------------------------------------------------
Capitalization:
Long-Term Debt                                                                            1,373,626      1,633,077
--------------------------------------------------------------------------------------------------------------------
Preferred Stock:
  DQE preferred stock                                                                        23,596         42,170
  Preferred stock of subsidiaries                                                           211,108        215,608
  Preference stock of subsidiaries                                                           12,019         14,404
--------------------------------------------------------------------------------------------------------------------
    Total Preferred Stock                                                                   246,723        272,182
--------------------------------------------------------------------------------------------------------------------
Common Shareholders' Equity:
--------------------------------------------------------------------------------------------------------------------
  Common stock - no par value (authorized - 187,500,000
    shares; issued - 109,679,154 shares)                                                    995,558        994,935
  Retained earnings                                                                       1,002,316        953,785
  Treasury stock (at cost) (52,240,325 and 37,912,995 shares)                            (1,188,284)      (602,689)
  Accumulated other comprehensive income                                                     36,830          1,834
--------------------------------------------------------------------------------------------------------------------
   Total Common Shareholders' Equity                                                        846,420      1,347,865
--------------------------------------------------------------------------------------------------------------------
   Total Capitalization                                                                   2,466,769      3,253,124
--------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Capitalization                                               $ 3,832,421    $ 5,608,992
====================================================================================================================

See notes to condensed consolidated financial statements.


DQE Condensed Statement of Consolidated Cash Flows (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                                                                             (Thousands of Dollars)
                                                                                       -----------------------------------
                                                                                         Nine Months Ended September 30,
                                                                                       -----------------------------------
                                                                                              2000               1999
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                                                 $   266,973       $   308,885
Changes in working capital other than cash                                                      42,753            (6,970)
Other                                                                                          (37,930)           (3,883)
--------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided from Operating Activities                                                  271,796           298,032
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of generation assets, net of federal income tax payment of $157,424       1,547,576                --
Proceeds from sale of investments, net of federal income tax payments of $52,784
 and $16,300                                                                                   208,000            64,860
Capital expenditures                                                                          (115,474)         (102,768)
Divestiture costs                                                                              (78,752)               --
Long-term investments                                                                          (75,157)          (39,557)
Acquisitions                                                                                   (32,000)         (159,811)
Other                                                                                          (10,849)          (24,871)
--------------------------------------------------------------------------------------------------------------------------
  Net Cash (Used in) Provided from Investing Activities                                      1,443,344          (262,147)
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Reductions of long-term obligations - net                                                     (764,892)          (70,946)
Repurchase of common stock                                                                    (590,617)          (83,415)
Reduction of commercial paper                                                                 (342,803)               --
Dividends on capital stock                                                                     (76,513)          (86,650)
Issuance of debt                                                                               149,746                --
Increase in notes payable                                                                           --           226,233
Other                                                                                          (24,288)          (30,649)
--------------------------------------------------------------------------------------------------------------------------
  Net Cash (Used in) Provided from Financing Activities                                     (1,649,367)          (45,427)
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                                 65,773            (9,542)
Cash, beginning of period                                                                       54,229           108,790
--------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                        $   120,002       $    99,248
==========================================================================================================================

See notes to condensed consolidated financial statements.


Non-Cash Investing and Financing Activities:
--------------------------------------------------------------------------------------------------------------------------
Preferred stock issued in conjunction with long-term investments                           $        --       $     8,634
==========================================================================================================================
Capital lease obligations recorded                                                         $        --       $     6,470
==========================================================================================================================
Equity funding obligations recorded                                                        $        --       $       812
==========================================================================================================================

Notes to Condensed Consolidated Financial Statements (Unaudited)

A. CONSOLIDATION, RECLASSIFICATION AND ACCOUNTING POLICIES

Consolidation

  DQE, Inc. is a multi-utility delivery and services company. Our subsidiaries are Duquesne Light Company; AquaSource, Inc.; Cherrington Insurance, Ltd.; DQE Capital Corporation; DQE Energy Services, Inc.; DQE Enterprises, Inc.; DQE Financial Corp.; and DQE Systems, Inc.

  Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy.

  AquaSource, our second largest operating subsidiary, is a water resource management company that acquires, develops and manages water and wastewater utilities and complementary businesses.

  Our expanded business lines engage in a wide range of initiatives, including: the distribution of propane; the production of landfill gas; investments in electronic commerce, energy-related technology and communications systems; energy facility development and operation; bottled water sales; and independent power production. DQE Capital and Cherrington Insurance provide financing and insurance services for DQE and various affiliates.

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

  These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Basis of Accounting

  DQE and Duquesne Light are subject to the accounting and reporting requirements of the SEC. In addition, Duquesne Light's electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

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

  The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of October 31, 2000, approximately 31.4 percent of Duquesne Light's customers had chosen alternative generation suppliers, representing approximately 35.5 percent of Duquesne Light's non-coincident peak load. The remaining customers are provided with electricity through our provider of last resort service agreement with Orion Power MidWest, L.P. (discussed below). Customers pay for generation charges as provided by their electricity generation supplier, and pay Duquesne Light the CTC and charges for transmission and distribution. Electricity delivery

(including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Provider of Last Resort

  Duquesne Light is required not only to deliver electricity, but also to serve as the provider of last resort for all customers in its service territory. Although no longer a generation supplier, as the provider of last resort Duquesne Light must provide electricity for any customer who does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, Duquesne Light may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the generation asset sale, Orion agreed to supply Duquesne Light, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. This agreement, which expires upon Duquesne Light's final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

  In April 2000, Duquesne Light and Orion entered into an agreement that, as amended in June 2000 and subject to PUC and other approvals, would extend this provider of last resort arrangement (and the rates for the supply of electricity) beyond the final CTC collection through 2004.

Duquesne Light filed its extension plan on June 30, 2000. Since October 2000, Duquesne Light has participated in collaborative meetings with the PUC and various stakeholders concerning provider of last resort issues. We anticipate the PUC's determination in November.

Transmission and Distribution Rate Cap

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we previously agreed to extend this rate cap for an additional six months through the end of 2001. If the amended provider of last resort arrangement described above is approved, this rate cap will be extended through at least 2003. In addition, Duquesne Light will have the option to further extend this cap through 2004.

Generation Asset Sale

  On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion. Orion purchased the wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations received from FirstEnergy Corp. in the December 3, 1999 power station exchange, for approximately $1.7 billion.

  In its May 29, 1998, final restructuring order, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Originally, transition costs were to be recovered over a seven-year period ending in 2005. As we have regularly stated in our reports, however, by applying the net proceeds of the generation asset sale to reduce transition costs, we originally anticipated early termination of the CTC collection period in 2001.

  On August 4, 2000, Duquesne Light submitted its final sale-related filing to the PUC, seeking approval for the accounting treatment of the asset sale proceeds. Pursuant to this filing, we now anticipate early termination of the CTC collection period in the first quarter of 2002 for most major rate classes. In addition, the transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. The unrecovered balance of transition costs that remain following the generation asset sale, previously anticipated to be approximately $2.1 billion ($1.5 billion net of tax), was approximately $480 million ($290 million net of tax) at September 30, 2000. Duquesne Light is allowed to earn an 11 percent pre-tax return on this net amount, which remains subject to PUC review. We have received and responded to comments on this filing, and anticipate a final determination regarding our filing, the accounting treatment sought and the balance of transition costs by the end of 2000.

AquaSource Rate Application

  AquaSource has filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. The requested rate increases are to be phased in over twelve months, with the first increase becoming effective July 17, 2000 and the second becoming effective on July 17, 2001. AquaSource proposes to replace the more than 100 separate tariffs of its acquired companies with single water and sewer tariffs using uniform systemwide rates. AquaSource is also requesting substantial changes to the customer service rules, extension policies, water rationing plans and customer service applications to create uniformity and to achieve conformity with recent regulatory changes. If this request is approved, annual water and sewer revenues will increase approximately $7 million after the phase-in period is completed.

  Subject to possible suspension by a later interim or final rate order, AquaSource's proposed rates were implemented on the July 17, 2000 effective date and are being charged (subject to refund with interest) pending the final order on each application by the regulatory authority having jurisdiction. In Texas, certain municipalities have original jurisdiction within their corporate limits over water and sewer utility rates. The TNRCC has statewide original jurisdiction over the rates and services in all other areas, and has appellate jurisdiction over all municipal rate orders. Either regulatory authority may hold a hearing regarding AquaSource's applications.

  In addition, the regulatory authority may set interim rates or order an escrow of increased revenues at any time during the rate case. If an interim rate or escrow is ordered, the regulatory authority must render its final decision within 335 days after the effective date of the interim rates or escrow; otherwise, the proposed rates are approved as a matter of law.

  The City of Ingram has denied the proposed increase and established rates lower than requested. AquaSource has appealed that municipal rate order to the TNRCC. AquaSource anticipates similar ratemaking action by other municipalities, after which it will file appeals. It is customary for the TNRCC to consolidate all municipal appeals with the general rate case and to issue one uniform rate order affecting all service areas. In addition, the TNRCC has notified AquaSource that, since more than 10 percent of the affected customers have protested the rate increase, a consolidated preliminary hearing has been scheduled for November 29, 2000. While there is no statutory deadline for decision, AquaSource expects the TNRCC's final order to be issued within 12 to 18 months of the July 17, 2000 effective date.

C. RECEIVABLES

 The components of receivables for the periods indicated are as follows:

                                           (Thousands of Dollars)
                              ------------------------------------------------
                                    Sept. 30,      Sept. 30,        Dec. 31,
                                       2000           1999            1999
------------------------------------------------------------------------------
Electric customers                  $116,581       $ 97,005        $ 82,314
Water customers                       26,857         28,364          21,352
Other utility                          8,741         27,733          32,582
Other                                 65,256         54,581          57,280
 Less: (Allowance for
  uncollectible accounts)            (11,861)        (9,950)         (9,280)
------------------------------------------------------------------------------
Receivables - net                    205,574        197,733         184,248
  Less: Receivables sold                  --        (50,000)             --
------------------------------------------------------------------------------
    Total                           $205,574       $147,733        $184,248
==============================================================================

  Duquesne Light and an unaffiliated corporation have an agreement that entitles Duquesne Light to sell, and the corporation to purchase, accounts receivable on an ongoing basis. Duquesne Light expects to terminate the agreement in the fourth quarter of 2000.

D. COMMITMENTS AND CONTINGENCIES

Construction

  We estimate that in 2000 we will spend, excluding the allowance for funds used during construction, approximately $90 million (including $5 million for generation) for electric utility construction, and $45 million for water utility construction.

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

  In connection with DQE Energy Service's sale, through a subsidiary, of its alternative fuel facilities, DQE agreed to guarantee the subsidiary's obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. We do not believe this guarantee will have any material impact on our results of operations, financial position or cash flows.

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

  Intercompany charges include costs for certain administrative functions as well as interest charges on borrowings from DQE Capital and interest on a loan to DQE from Duquesne Light.


Business Segments for the Three Months Ended:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           (Millions of Dollars)
                                       --------------------------------------------------------------------------------------------
                                          Electricity    Electricity                  Water          All     Elimina-     Consoli-
                                           Delivery         Supply        CTC      Distribution     Other     tions        dated
                                       --------------------------------------------------------------------------------------------
September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                        $   89.3        $  126.6      $   88.9     $   30.3     $   31.7    $   (6.3)   $  360.5
Operating expenses                            47.4           126.6           3.9         29.0         46.8        (6.3)      247.4
Depreciation and amortization expense         13.4              --          76.1          4.7          5.1          --        99.3
-----------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                     28.5              --           8.9         (3.4)       (20.2)         --        13.8
Other income                                   3.3              --            --          1.3        137.1        (0.6)      141.1
Interest and other charges                    19.6              --           1.3          0.2          8.1        (0.2)       29.0
-----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before taxes                  12.2              --           7.6         (2.3)       108.8        (0.4)      125.9
Income taxes                                   5.6              --           3.5         (1.0)        52.1         0.7        60.9
-----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before
    intercompany charges                       6.6              --           4.1         (1.3)        56.7        (1.1)       65.0
-----------------------------------------------------------------------------------------------------------------------------------
  Intercompany charges - net                   0.4              --            --         (3.4)         2.5         0.5          --
-----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                       $    7.0        $     --      $    4.1     $   (4.7)    $   59.2    $   (0.6)   $   65.0
===================================================================================================================================
Assets                                    $2,181.0        $     --      $  478.3     $  473.0     $  700.1    $     --    $3,832.4
===================================================================================================================================
Capital expenditures                      $   25.7        $     --      $     --     $    4.6     $    8.4    $     --    $   38.7
===================================================================================================================================

                                                                           (Millions of Dollars)
                                       --------------------------------------------------------------------------------------------
                                          Electricity    Electricity                  Water          All     Elimina-     Consoli-
                                           Delivery         Supply        CTC      Distribution     Other     tions        dated
                                       --------------------------------------------------------------------------------------------
September 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                        $   95.8        $  129.7      $  107.8     $   28.6     $   21.1    $   (1.0)   $  382.0
Operating expenses                            41.4           138.5           4.7         21.8         36.0        (1.0)      241.4
Depreciation and amortization expense          7.8             2.5          46.1          1.7          6.8          --        64.9
-----------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                     46.6           (11.3)         57.0          5.1        (21.7)         --        75.7
Other income                                   0.5             1.0            --          1.0         38.0        (0.6)       39.9
Interest and other charges                     9.1            11.8          11.9          0.4          7.1        (0.1)       40.2
-----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before taxes                  38.0           (22.1)         45.1          5.7          9.2        (0.5)       75.4
Income taxes                                  13.8           (11.1)         18.7          2.2          2.9        (0.3)       26.2
-----------------------------------------------------------------------------------------------------------------------------------
  Income (loss)before
    intercompany charges                      24.2           (11.0)         26.4          3.5          6.3        (0.2)       49.2
  Intercompany charges - net                  (0.3)           (0.6)           --         (1.3)         2.5        (0.3)         --
-----------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                        $   23.9        $  (11.6)     $   26.4     $    2.2     $    8.8    $   (0.5)   $   49.2
===================================================================================================================================
Assets (1)                                $1,535.4        $  425.7      $2,226.8     $  446.1     $  975.0    $     --    $5,609.0
===================================================================================================================================
Capital expenditures                      $   10.4        $    6.8      $     --     $   9.8      $    4.4    $     --    $   31.4
===================================================================================================================================

(1) Relates to assets as of December 31, 1999.


Business Segments for the Nine Months Ended:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           (Millions of Dollars)
                                       --------------------------------------------------------------------------------------------
                                          Electricity    Electricity                  Water          All     Elimina-     Consoli-
                                           Delivery         Supply        CTC      Distribution     Other     tions        dated
                                       --------------------------------------------------------------------------------------------
September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                        $  262.1        $  307.0      $  277.1     $  81.9      $   97.6    $  (15.6)   $1,010.1
Operating expenses                           132.7           331.2          12.1        79.8         137.0       (15.6)      677.2
Depreciation and amortization expense         36.6             5.2         183.8        12.6          16.9          --       255.1
-----------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                     92.8           (29.4)         81.2       (10.5)        (56.3)         --        77.8
Other income                                  10.7             4.0            --         4.0         196.8        (3.6)      211.9
Interest and other charges                    49.2             5.5          14.7         0.8          26.1        (2.1)       94.2
-----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before taxes                   54.3           (30.9)         66.5        (7.3)        114.4        (1.5)      195.5
Income taxes                                  16.2           (13.1)         27.8        (3.3)         43.8        (1.0)       70.4
-----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before
   intercompany charges                       38.1           (17.8)         38.7        (4.0)         70.6        (0.5)      125.1
 Intercompany charges - net                   (0.6)           (2.6)           --       (12.0)         16.3        (1.1)         --
-----------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                        $   37.5        $  (20.4)     $   38.7     $ (16.0)     $   86.9    $   (1.6)   $  125.1
===================================================================================================================================
Assets                                    $2,181.0        $     --      $  478.3     $ 473.0      $  700.1    $     --    $3,832.4
===================================================================================================================================
Capital expenditures                      $   59.2        $    4.7      $     --     $  33.5      $   18.1    $     --    $  115.5
===================================================================================================================================


                                                                           (Millions of Dollars)
                                       --------------------------------------------------------------------------------------------
                                          Electricity    Electricity                  Water          All     Elimina-     Consoli-
                                           Delivery         Supply        CTC      Distribution     Other     tions        dated
                                       --------------------------------------------------------------------------------------------
September 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                        $  259.3        $  339.1      $  290.3     $  72.4      $   56.6    $   (9.8)   $1,007.9
Operating expenses                           121.8           357.5          12.7        57.3          86.3        (9.8)      625.8
Depreciation and amortization expense         43.1            12.9         101.1         5.5          13.0          --       175.6
-----------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                      94.4           (31.3)        176.5         9.6         (42.7)         --       206.5
Other income                                   3.1             6.3            --         3.0         109.6        (2.9)      119.1
Interest and other charges                    27.2            35.2          35.6         1.1          16.4        (1.1)      114.4
-----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before taxes                  70.3           (60.2)        140.9        11.5          50.5        (1.8)      211.2
Income taxes                                  25.6           (30.3)         58.5         3.3          17.1        (2.3)       71.9
-----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before
   intercompany charges                       44.7           (29.9)         82.4         8.2          33.4         0.5       139.3
 Intercompany charges - net                   (0.9)           (2.2)           --        (3.4)          8.8        (2.3)         --
-----------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                        $   43.8        $  (32.1)     $   82.4     $   4.8      $   42.2    $   (1.8)   $  139.3
===================================================================================================================================
Assets (1)                                $1,535.4        $  425.7      $2,226.8     $ 446.1      $  975.0    $     --    $5,609.0
===================================================================================================================================
Capital expenditures                      $   39.1        $   18.9      $     --     $  28.1      $   16.7    $     --    $  102.8
===================================================================================================================================

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

  DQE, Inc. is a multi-utility delivery and services company. Our subsidiaries are Duquesne Light Company; AquaSource, Inc.; Cherrington Insurance, Ltd.; DQE Capital Corporation; DQE Energy Services, Inc.; DQE Enterprises, Inc.; DQE Financial Corp.; and DQE Systems, Inc.

  Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy.

  AquaSource, our second largest operating subsidiary, is a water resource management company that acquires, develops and manages water and wastewater utilities and complementary businesses.

  Our expanded business lines engage in a wide range of initiatives, including: the distribution of propane; the production of landfill gas; investments in electronic commerce, energy-related technology and communications systems; energy facility development and operation; bottled water sales; and independent power production. DQE Capital and Cherrington Insurance provide financing and insurance services for DQE and various affiliates.

Service Areas

  Duquesne Light's electric utility operations provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we also historically sold electricity to other utilities. (See "Generation Asset Sale" discussion on page 16.) AquaSource's water operations currently provide service to more than 400,000 water and wastewater customer connections in 20 states.

 Our expanded business lines have operations in several states and Canada.

Regulation

  DQE and Duquesne Light are subject to the accounting and reporting requirements of the SEC. In addition, Duquesne Light's electric utility operations are subject to regulation by the Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

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

  On December 15, 1999, the FERC issued its Order No. 2000, which calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations. The goal of the order is to put transmission facilities in a region under common control in an effort to reduce costs. In a filing made October 16, 2000, we informed the FERC that we plan to join a regional transmission organization at the earliest practicable date, and are currently exploring our options. We anticipate making a final decision by the end of 2001.

  AquaSource's water utility operations are subject to regulation by the utility regulatory bodies in their respective states. On June 15, 2000, AquaSource filed consolidated rate applications in Texas, the state with its largest investment level. (See "AquaSource Rate Application" discussion on page 16.)

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

RESULTS OF OPERATIONS

Overall Performance

  Comparison of Three Months Ended September 30, 2000 and September 30, 1999. Basic earnings per share were $1.04 in the third quarter of 2000 compared to $0.64 in the third quarter of 1999, an increase of 62.5 percent. The average shares of outstanding common stock declined by approximately 16 million, or 21.2 percent. The lower average shares outstanding reflect the $591 million of common stock we repurchased during 2000. Net income increased from $49.2 million in the third quarter of 1999 to $65.0 million in the third quarter of 2000, an increase of 32.1 percent. The increased earnings level for the third quarter is due to the gain on the sale of alternative fuel facilities, partially offset by increased transition cost amortization.

  Comprehensive income consists of net income plus unrealized holding gains in marketable securities. Comprehensive earnings per share were $1.45 for the third quarter of 2000 and $0.68 for the third quarter of 1999. In addition to increased basic earnings per share, we recognized value creation from investments in technology companies during the quarter as a result of public market valuations of those companies.

  Comparison of Nine Months Ended September 30, 2000 and September 30, 1999. Basic earnings per share were $1.91 in the first nine months of 2000 compared to $1.81 in the first nine months of 1999, an increase of 5.5 percent. The average shares of outstanding common stock declined by 10.3 million, or 13.6 percent. Net income decreased from $139.3 million in the first nine months of 1999 to $125.1 million in the first nine months of 2000, a decrease of 10.2 percent. The lower earnings level can be attributed to the following items: (1) an increase in the amortization of transition costs, (2) a onetime charge in the second quarter of 2000 related to the termination of a coal-bed methane project, and
(3) a charge to income in the second quarter of 2000 related to an AquaSource purchase accounting adjustment regarding 1999 acquisitions. Partially offsetting these decreases was the third quarter gain on the sale of alternative fuel facilities.

  Comprehensive earnings per share were $2.45 for the first nine months of 2000 and $1.86 for the first nine months of 1999, a 31.7 percent increase.

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

  We report our results by the following four principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution by Duquesne Light of electricity (electricity delivery business segment), (2) the supply by Duquesne Light of electricity (electricity supply business segment), (3) the collection by Duquesne Light of transition costs (CTC business segment), and (4) the distribution by AquaSource of water (water distribution business segment). With the completion of our generation asset sale on April 28, 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an "all other" category, which includes our expanded business lines and Duquesne Light investments below the quantitative threshold for separate disclosure. Revenues in this category are comprised of energy facility operations, landfill gas operations, bottled water sales and propane and other operating investments. Income from financial investments and gains on asset dispositions are included in other income. Assets in this category are comprised of financial investments, energy facility assets, landfill gas recovery and processing assets, bottled water delivery assets and propane distribution assets. Intercompany eliminations primarily relate to intercompany sales of electricity, property rental and dividends. Intercompany charges include costs for certain administrative functions as well as interest charges on borrowings from DQE Capital and interest on a loan to DQE from Duquesne Light.

  Additional information on our business segments is set forth in Note E, "Business Segments and Related Information," in the Notes to the Consolidated Financial Statements on page 7.

 Electricity Delivery Business Segment.

  Comparison of Three Months Ended September 30, 2000 and September 30, 1999. The electricity delivery business segment contributed $7.0 million to net income in the third quarter of 2000 compared to $23.9 million in the third quarter of 1999, a decrease of $16.9 million or 70.7 percent.

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

  Operating revenues decreased by $6.5 million or 6.8 percent compared to the third quarter of 1999. This decrease is due to lower sales to electric utility customers of 3.6 percent in the third quarter of 2000. The lower overall sales can be attributed to lower sales to residential customers due to milder weather in 2000. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.


--------------------------------------------------------------------------
                                                  KWH Delivered
                                        ----------------------------------
                                                  (In Millions)
                                        ----------------------------------
Third Quarter                             2000       1999        Change
--------------------------------------------------------------------------
Residential                                988.4    1,104.5      (10.5)%
Commercial                               1,697.8    1,720.8       (1.3)%
Industrial                                 898.8      893.3        0.6%
--------------------------------------------------------------------------
 Sales to Electric Utility Customers     3,585.0    3,718.6       (3.6)%
==========================================================================

  Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased by $6.0 million or 14.5 percent from the third quarter of 1999. This increase is due to the allocation in

1999 of overhead expenses to the energy supply business segment. Because of the sale of our generation assets, all overhead costs are charged to the electricity delivery business segment in 2000.

  Other income was $3.3 million for the third quarter of 2000 compared to $0.5 million for the third quarter of 1999, an increase of $2.8 million. This increase is due to higher interest income, which in turn is the result of more cash at Duquesne Light from the generation sale proceeds.

  Interest and other charges include interest on debt, other interest and preferred stock dividends of Duquesne Light. In the third quarter of 2000, there was $10.5 million more interest and other charges allocated to the electricity delivery business segment compared to the third quarter of 1999. Although Duquesne Light utilized auction proceeds to retire debt, thus reducing its overall level of interest expense, all remaining financing costs after recapitalization are now borne by the electricity delivery business segment.

  Comparison of Nine Months Ended September 30, 2000 and September 30, 1999. The electricity delivery business segment contributed $37.5 million to net income in the first nine months of 2000 compared to $43.8 million in the first nine months of 1999, a decrease of $6.3 million or 14.4 percent.

  Operating revenues increased by $2.8 million or 1.1 percent compared to the first nine months of 1999 due to an increase of 0.6 percent in sales to electric utility customers. The increase is primarily attributable to increased consumption by steel manufacturers, offset by lower residential sales due to milder weather conditions in 2000. The following table sets forth KWH delivered to electric utility customers.


--------------------------------------------------------------------------
                                                  KWH Delivered
                                        ----------------------------------
                                                  (In Millions)
                                        ----------------------------------
First Nine Months                         2000       1999        Change
--------------------------------------------------------------------------
Residential                              2,664.9     2,772.9     (3.9)%
Commercial                               4,675.0     4,618.5       1.2%
Industrial                               2,733.1     2,617.1       4.4%
--------------------------------------------------------------
 Sales to Electric Utility Customers    10,073.0    10,008.5       0.6%
=========================================================================

  Operating expenses were $10.9 million or 8.9 percent higher compared to the first nine months of 1999, primarily due to the allocation of more overhead expenses as a result of the generation asset sale.

  Other income was $7.6 million higher than in the first nine months of 1999. This increase was the result of increased interest income due to more cash at Duquesne Light from the generation sale proceeds.

  In the first nine months of 2000, there was $22.0 million or 80.9 percent more interest and other charges allocated to the electricity delivery business segment compared to the first nine months of 1999. Although Duquesne Light utilized auction proceeds to retire debt, thus reducing its overall level of interest expense, all remaining financing costs after recapitalization are now borne by the electricity delivery business segment.

 Electricity Supply and CTC Business Segments.

  Comparison of Three Months Ended September 30, 2000 and September 30, 1999. In the third quarter of 2000, the electricity supply and CTC business segments reported net income of $4.1 million compared to $14.8 million in the third quarter of 1999, a decrease of $10.7 million.

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

  Operating revenues decreased by $22.0 million or 9.3 percent from the third quarter of 1999. The decrease is due to two factors: (1) 18.4 percent lower KWH supplied primarily due to lower sales to other utilities following Duquesne Light's generation asset sale; and (2) a lower CTC revenue rate per KWH compared to 1999. In accordance with the PUC restructuring order, Duquesne Light's annual transition cost recovery rate decreases proportionally with the increasing customer shopping credit. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.


--------------------------------------------------------------------------
                                                  KWH Supplied
                                        ----------------------------------
                                                  (In Millions)
                                        ----------------------------------
Third Quarter                              2000       1999        Change
--------------------------------------------------------------------------
Residential                                639.2       911.9      (29.9)%
Commercial                               1,604.6     1,241.7       29.2%
Industrial                                 881.0       866.9        1.6%
---------------------------------------------------------------------------
 Sales to Electric Utility Customers     3,124.8     3,020.5        3.5%
---------------------------------------------------------------
Sales to Other Utilities                    88.5       919.1      (90.4)%
---------------------------------------------------------------
  Total Sales                            3,213.3     3,939.6      (18.4)%
===========================================================================

  Operating expenses for the electricity supply business segment are primarily made up of energy costs; costs to operate and maintain the power stations; and non-income taxes, such as gross receipts, property and payroll taxes.

  Fluctuations in energy costs generally result from changes in the cost of fuel; total KWH supplied; and generating station availability.

  Operating expenses decreased $12.7 million or 8.9 percent from the third quarter of 1999, as a result of the generation asset sale. The decrease was partially offset by the higher cost of purchased power related to the provider of last resort supply agreement with Orion Power MidWest, L.P. (See "Provider of Last Resort" discussion on page 16.) The cost under the provider of last resort agreement, approximately $0.04 per KWH, is equal to the customer shopping credit. During 1999,the average production cost, both fuel and non-fuel operating and maintenance costs, was approximately $0.025 per KWH.

  Depreciation and amortization expense includes the amortization of transition costs and, in the third quarter of 1999, depreciation of generation assets. There was an increase of $27.5 million or 56.6 percent compared to the third quarter of 1999. This increase was due to a higher level of transition cost amortization in the third quarter of 2000.

  Interest and other charges include interest on debt, other interest and preferred stock dividends of Duquesne Light. In the third quarter of 2000 there was a $22.4 million decrease in interest and other charges compared to the third quarter of 1999. The decrease reflects a lower level of interest expense at Duquesne Light from the retirement of debt with auction proceeds, and less interest expense allocated to these segments due to the generation asset sale.

  Comparison of Nine Months Ended September 30, 2000 and September 30, 1999. In the first nine months of 2000, the electricity supply and CTC business segments reported net income of $18.3 million compared to $50.3 million in the first nine months of 1999, a decrease of $32.0 million or 63.6 percent.

  Operating revenues decreased by $45.3 million or 7.2 percent compared to the first nine months of 1999. The decrease in revenues resulted from a 62.7 percent decrease in energy supplied to other utilities in the first nine months of 2000 compared to the first nine months of 1999, as well as a decrease in the transition cost recovery rate set forth by the PUC. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.


--------------------------------------------------------------------------
                                                  KWH Supplied
                                        ----------------------------------
                                                  (In Millions)
                                        ----------------------------------
First Nine Months                         2000       1999        Change
--------------------------------------------------------------------------
Residential                             1,861.3     2,368.6      (21.4)%
Commercial                              3,485.9     3,381.1        3.1%
Industrial                              2,552.1     2,527.0        1.0%
--------------------------------------------------------------
 Sales to Electric Utility Customers    7,899.3     8,276.7       (4.6)%
--------------------------------------------------------------
Sales to Other Utilities                  883.9     2,369.6      (62.7)%
--------------------------------------------------------------
  Total Sales                           8,783.2    10,646.3      (17.5)%
==========================================================================

  Operating expenses decreased $26.9 million or 7.3 percent from the first nine months of 1999, as a result of lower power production costs through the date of the generation asset sale. Partially offsetting this decrease was an increase in purchased power costs in 2000, following the generation asset sale, from the higher rate per KWH due to the customer shopping credit.

  There was an increase of $75.0 million or 65.8 percent in depreciation and amortization expense compared to the first nine months of 1999. This increase was due to a higher level of transition cost amortization in the first nine months of 2000.

  In the first nine months of 2000 there was a $50.6 million or 71.5 percent decrease in interest and other charges compared to the first nine months of 1999. The decrease reflects a lower level of interest expense at Duquesne Light from the retirement of debt with auction proceeds, and less interest expense allocated to the electricity supply and CTC business segments in 2000 due to the generation asset sale.

 Water Distribution Business Segment.

  Comparison of Three Months Ended September 30, 2000 and September 30, 1999. The water distribution business segment had a $1.3 million net loss before intercompany charges in the third quarter of 2000, compared to $3.5 million of net income in the third quarter of 1999, a decrease of $4.8 million.

  Operating revenues for this business segment are derived from the following: billings related to water and sewer services for utilities owned by AquaSource and utilities for which AquaSource is a contract operator; and water-related construction and engineering projects. Operating revenues increased by $1.7 million during the third quarter of 2000. The increase can be attributed to the rate increase for water and sewer charges related to AquaSource's rate change applications with the Texas Natural Resource Conservation Commission and 17 municipalities. The rate increase became effective on July 17, 2000. (See "AquaSource Rate Application" on page 16.)

  Operating expenses for the water distribution business segment are primarily made up of costs to operate and maintain the water distribution systems; administrative expenses; and non-income taxes, such as property and payroll taxes. Operating expenses increased by $7.2 million as a result of higher repairs and maintenance costs, and higher contractor costs related to the Texas rate applications and various systems implementations.

  Depreciation and amortization expense includes depreciation of utility delivery systems and the amortization of goodwill on acquisitions. The increase of $3.0 million was due to the larger size of the business from acquisitions in 1999.

  Comparison of Nine Months Ended September 30, 2000 and September 30, 1999. The water distribution business segment had a $4.0 million net loss before intercompany charges in the first nine months of 2000, compared to $8.2 million of net income in the first nine months of 1999, a decrease of $12.2 million.

  Operating revenues were $9.5 million higher in the first nine months of 2000. This increase is primarily the result of acquisitions during the second half of 1999 and the Texas rate increase discussed previously.

  Operating expenses increased by $22.5 million due to a $6.0 million purchase accounting adjustment in the second quarter of 2000 related to 1999 acquisitions, higher repairs and maintenance costs, higher contractor costs related to the Texas rate applications and various systems implementations and acquisitions during 1999.

  Depreciation and amortization expense includes depreciation of utility delivery systems and the amortization of goodwill on acquisitions. The $7.1 million increase can be attributed to increases in both depreciation and amortization related to the larger size of the business from acquisitions during 1999.

  All Other.

  Comparison of Three Months Ended September 30, 2000 and September 30, 1999. The all other category contributed $59.2 million to net income in the third quarter of 2000 compared to $8.8 million in the third quarter of 1999, an increase of $50.4 million.

  Operating revenues for the all other category primarily include gas sales, propane sales, rental revenues, alternative fuel sales and bottled water sales. Operating revenues increased in the third quarter of 2000 by $10.6 million or
50.2 percent compared to the third quarter of 1999. This increase was primarily the result of increased revenues from our propane delivery business acquisitions during 1999 and landfill gas prices.

  Operating expenses for this category consist of costs to operate and maintain our propane gas processing and alternative energy facilities; administrative expenses; and non-income taxes, such as property and payroll taxes. Operating expenses increased $10.8 million or 30.0 percent in the third quarter of 2000 compared to the third quarter of 1999. This increase was primarily the result of increased expenses from our propane delivery acquisitions in 1999, and our landfill gas sites.

  Depreciation and amortization expense primarily includes the depreciation of the expanded business lines' plant and equipment and amortization of certain investments. In the third quarter of 2000, depreciation and amortization expense decreased by $1.7 million, primarily due to the sale of certain investments and the alternative fuel facilities.

  Other income primarily includes gains on investment dispositions, long-term investment income, and interest and dividend income related to the expanded business lines. Other income in the third quarter of 2000 was $99.1 million or
260.8 percent higher than in the third quarter of 1999. The increase is primarily related to the sale of alternative fuel facilities and income generated by alternative energy investments. Included in 1999 are gains on the sale of certain assets and higher income from lease investments. Due to the nature of our leasing investments, income decreases over the lease life.

  Interest expense was $8.1 million in the third quarter of 2000, an increase of $1.0 million or 14.1 percent. This increase reflects additional borrowings at DQE Capital.

  The change in income taxes reflects the taxes associated with the alternative fuel facilities sale.

  Comparison of Nine Months Ended September 30, 2000 and September 30, 1999. The all other category contributed $86.9 million to net income in the first nine months of 2000 compared to $42.2 million in the first nine months of 1999, an increase of $44.7 million or 105.9 percent.

  Operating revenues increased in the first nine months of 2000 by $41.0 million or 72.4 percent compared to the first nine months of 1999.

  Operating expenses also increased in the first nine months of 2000 by $50.7 million or 58.7 percent. In addition, depreciation and amortization expense increased by $3.9 million or 30.0 percent. These increases can primarily be attributed to the larger size of the all other category due to propane acquisitions made during 1999.

  Other income in the first nine months of 2000 was $87.2 million or 79.6 percent higher than in the first nine months of 1999. Included in 2000 gains were the sale of alternative fuel facilities, the sale of affordable housing investments and gains on warrant exchanges at two of our electronic commerce investments.

  Interest expense was $26.1 million in the first nine months of 2000, an increase of $9.7 million or 59.1 percent. The increase reflects additional borrowings at DQE Capital.

  The change in income taxes reflects the taxes associated with the alternative fuel facilities sale.

LIQUIDITY AND CAPITAL RESOURCES

  We estimate that during 2000 we will spend, excluding the allowance for funds used during construction, approximately $90 million for electric utility construction, including $5 million for generation, and approximately $45 million for water utility construction. During the first nine months of 2000, we have spent approximately $115.5 million on capital expenditures, which consist of approximately $63.9 million at Duquesne Light, $33.5 million at AquaSource and the remaining $18.1 million on other.

Acquisitions and Dispositions

  On March 31, 2000, Duquesne Light purchased from Itron, Inc. the Customer Advanced Reliability System (CARS), the automated electronic meter reading system developed by Itron for use with our electricity utility customers. We had previously leased these assets.

  On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion for approximately $1.7 billion dollars. (See "Generation Asset Sale" discussion on page 16.) We also sold various non-strategic investments, including affordable housing investments, during the first nine months of 2000 for $260.8 million.

  On September 14, 2000, DQE Energy Services completed the sale of its alternative fuel facilities. This transaction includes a seven year contract for DQE Energy Services to reassemble and operate several of the facilities.

  In the first nine months of 1999 we issued approximately 86,000 shares of DQE Preferred Stock, as part of a total investment of approximately $151 million in water companies.

  During the first nine months of 1999 we sold various non-strategic investments, including affordable housing and certain properties, for approximately $81.2 million.

Investments

  In the first nine months of 2000 we spent approximately $75.2 million on new investments. These investments included investments in gas reserves as well as technology and electronic commerce companies.

  During the first nine months of 1999 we spent approximately $39.6 million on new investments. These investments included investments in natural gas reserves, propane companies, and technology and electronic commerce companies.

Financing

  In the first nine months of 2000 we repurchased 14.6 million shares of DQE common stock on the open market for approximately $591 million. We have also repurchased 186,000 shares of DQE Preferred Stock for approximately $15.6 million.

  With the issuance of $150 million of floating rate two-year notes in January 2000 and the proceeds of the generation sale in April 2000, in addition to repurchasing common and preferred stock we retired $350 million of long-term bonds, $399 million of current maturities and $343 million of commercial paper.

  At September 30, 2000, we had $130.7 million of current debt maturities. There were no bank loans or commercial paper borrowings during the quarter.

Future Capital Requirements and Availability

  We are continuing to use the proceeds of our generation asset sale to recapitalize. As previously reported, we have retired short-term debt, redeemed long-term debt, and have aggressively repurchased outstanding stock. Through October 31, 2000 we have repurchased 16.1 million shares of DQE common stock for approximately $645.2 million and 195,000 shares of DQE Preferred Stock for approximately $16.3 million, substantially meeting our repurchase target for 2000. Additionally, $25 million of term loans matured in October and $40 million of term loans will mature in November 2000. Through the debt reduction and stock repurchases, our capital structure is now approximately 60 percent debt and 40 percent equity.

  We maintain two separate revolving credit agreements, one for $300 million expiring in June 2001 and one for $225 million expiring in September 2001. We have the option to convert each revolver into a term loan facility for a period of one or two years, respectively, for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At September 30, 2000, no borrowings were outstanding. Related to these and other credit facilities, we are subject to financial covenants requiring certain cash coverage and debt-to-capital ratios. At September 30, 2000, we were in compliance with all of our financial covenants.

  Duquesne Light and an unaffiliated corporation have an agreement that entitles Duquesne Light to sell, and the corporation to purchase, accounts receivable on an ongoing basis. At various times during the first nine months of 2000, Duquesne Light had sold receivables under the facility. No amounts were outstanding at September 30, 2000. At September 30, 1999 we had sold $50 million of receivables. Duquesne Light expects to terminate the agreement in the fourth quarter of 2000.

  With customer choice fully in effect, and our generation asset divestiture complete, all our electric utility customers are now buying their generation directly from alternative suppliers or indirectly from Orion (who supplies generation to Duquesne Light pursuant to our provider of last resort service agreement), which has affected our cash flows. Customer revenues include revenues from provider of last resort customers. Although we collect these revenues, we pass them on (net of gross receipts tax) to Orion. In addition, a further impact on customer revenues is expected to occur when the CTC has been fully collected, which is currently expected to occur in 2002 for most major rate classes; elimination of the CTC will reduce customer bills.

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

  The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of October 31, 2000, approximately 31.4 percent of Duquesne Light's customers had chosen alternative generation suppliers, representing approximately 35.5 percent of Duquesne Light's non-coincident peak load.

The remaining customers are provided with electricity through our provider of last resort service agreement with Orion (discussed below). Customers pay for generation charges as provided by their electricity generation supplier, and pay Duquesne Light the CTC and charges for transmission and distribution. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Provider of Last Resort

  Duquesne Light is required not only to deliver electricity, but also to serve as the provider of last resort for all customers in its service territory. Although no longer a generation supplier, as the provider of last resort Duquesne Light must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, Duquesne Light may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the generation asset sale, Orion agreed to supply Duquesne Light, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. This agreement, which expires upon Duquesne Light's final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

  In April 2000, Duquesne Light and Orion entered into an agreement that, as amended in June 2000 and subject to PUC and other approvals, would extend this provider of last resort arrangement (and the rates for the supply of electricity) beyond the final CTC collection through 2004. Duquesne Light filed its extension plan on June 30, 2000. Since October 2000, Duquesne Light has participated in collaborative meetings with the PUC and various stakeholders concerning provider of last resort issues. We anticipate the PUC's determination in November.

Transmission and Distribution Rate Cap

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we previously agreed to extend this rate cap for an additional six months through the end of 2001. If the amended provider of last resort arrangement described above is approved, this rate cap will be extended through at least 2003. In addition, Duquesne Light will have the option to further extend this cap through 2004.

Generation Asset Sale

  On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion. Orion purchased the wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations received from FirstEnergy Corp. in the December 3, 1999 power station exchange, for approximately $1.7 billion.

  In its May 29, 1998, final restructuring order, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Originally, transition costs were to be recovered over a seven-year period ending in 2005. As we have regularly stated in our reports, however, by applying the net proceeds of the generation asset sale to reduce transition costs, we originally anticipated early termination of the CTC collection period in 2001.

  On August 4, 2000, Duquesne Light submitted its final sale-related filing to the PUC, seeking approval for the accounting treatment of the asset sale proceeds. Pursuant to this filing, we now anticipate early termination of the CTC collection period in the first quarter of 2002 for most major rate classes. In addition, the transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. The unrecovered balance of transition costs that remain following the generation asset sale, previously anticipated to be approximately $2.1 billion ($1.5 billion net of tax), was approximately $480 million ($290 million net of tax) at September 30, 2000. Duquesne Light is allowed to earn an 11 percent pre-tax return on this net amount, which remains subject to PUC review. We have received and responded to comments on this filing, and anticipate a final determination regarding our filing, the accounting treatment sought and the balance of transition costs by the end of 2000.

AquaSource Rate Application

  AquaSource has filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. The requested rate increases are to be phased in over twelve months, with the first increase becoming effective July 17, 2000 and the second becoming effective on July 17, 2001. AquaSource proposes to replace the more than 100 separate tariffs of its acquired companies with single water and sewer tariffs using uniform systemwide rates. AquaSource is also requesting substantial changes to the customer service rules, extension policies, water rationing plans and customer service applications to create uniformity and to achieve conformity with recent regulatory changes. If this request is approved, annual water and sewer revenues will increase approximately $7 million after the phase-in period is completed.

  Subject to possible suspension by a later interim or final rate order, AquaSource's proposed rates were implemented on the July 17, 2000 effective date and are being charged (subject to refund with interest) pending the final order on each application by the regulatory authority having jurisdiction. In Texas, certain municipalities have original jurisdiction within corporate limits over water and sewer utility rates. The TNRCC has statewide original jurisdiction over the rates and services in all other areas, and has appellate jurisdiction over all municipal rate orders. Either regulatory authority may hold a hearing regarding AquaSource's application.

  In addition, the regulatory authority may set interim rates or order an escrow of increased revenues at any time during the rate case. If an interim rate or escrow is ordered, the regulatory authority must render its final decision within 335 days after the effective date of the interim rates or escrow; otherwise, the proposed rates are approved as a matter of law.

  The City of Ingram has denied the proposed increase and established rates lower than requested. AquaSource has appealed that municipal rate order to the TNRCC. AquaSource anticipates similar ratemaking action by other municipalities, after which it will file appeals. It is customary for the TNRCC to consolidate all municipal appeals with the general rate case and to issue one uniform rate order affecting all service areas. In addition, the TNRCC has notified AquaSource that, since more than 10 percent of the affected customers have protested the rate increase, a consolidated preliminary hearing has been scheduled for November 29, 2000. While there is no statutory deadline for decision, AquaSource expects the TNRCC's final order to be issued within 12 to 18 months of the July 17, 2000 effective date.

OUTLOOK

  With the electricity business now a much smaller part of DQE than historically, we have changed the role of our administrative infrastructure. By implementing the previously reported corporate center excellence project we have consolidated our administrative resources and, in the fourth quarter of 2000, expect to realize the initial related cost reductions. We continue to anticipate annual savings of $40 million. Duquesne Light has implemented its previously reported Best-in-Class initiative, through which it anticipates approximately $30 million in annual savings beginning in 2001, and continues to restructure its operations following the generation asset sale. In connection with this, we changed Duquesne Light's capital structure, by retiring and redeeming debt and repurchasing stock. In addition, on November 2, 2000, Duquesne Light made a preliminary filing with the SEC regarding a potential tender offer for its preferred stock.

  We also continue to focus on realizing operating efficiencies at AquaSource. Although AquaSource will not achieve its previously reported financial objectives for 2000, its new management team has formulated strategies to improve profitability. By implementing new financial, human resources and customer information systems, AquaSource expects to be able to fully integrate its operating subsidiaries. Once appropriate efficiencies have been obtained, we expect AquaSource to resume its acquisition strategy.

  DQE Enterprises is continuing its investment strategy, both adding new portfolio businesses and strengthening existing investments. On August 9, 2000, one of these investments, Beacon Power, filed its registration statement with the SEC for an initial public offering; in late October Beacon Power began its roadshow meetings with potential investors. DQE Enterprises anticipates further opportunities for market valuation of its investments in the near future.

  Through the corporate activities and changes we have reported on throughout this year, we expect to achieve our targeted annual comprehensive earnings growth of 5 to 8 percent.

  This "Outlook" section contains forward-looking statements regarding the following: projected cost savings through the corporate center excellence project and the Best-in-Class initiative; our stock repurchasing program; AquaSource's proposed resumption of acquisition activities; possible market valuations of DQE Enterprises' investments; and our targeted earnings growth. Actual results may differ materially from those implied by such statements due to known and unknown risks such as the following: our ability to centralize and streamline administrative and operating functions at DQE and its subsidiaries; the effect fluctuations in our common stock price could have on our repurchase program; rate determinations to be made with respect to AquaSource's rate filings in Texas and Indiana; the ultimate outcome of Duquesne Light's final CTC collection filing and the resulting final cost assessment, CTC collection estimate and remaining costs; the availability of appropriate acquisition targets for AquaSource; the effect of potentially volatile stock markets, as well as business conditions for electronic commerce and energy technology related companies, on the valuation of DQE Enterprises' portfolio investments; and the performance of our subsidiaries.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

  Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

  We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately 40 percent of long-term borrowings. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $2.6 million for the nine months ended September 30, 2000 and $1.0 million for the nine months ended September 30, 1999. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $56.7 million and $86.0 million as of September 30, 2000 and December 31, 1999. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

                        -------------------------------

  Except for historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties including, but not limited to: changing weather conditions; demand for utility delivery services; economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices; and other risks discussed in "Outlook" above.

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits: EXHIBIT 3.1 - By-Laws of DQE, Inc.

   EXHIBIT 10.1 - Amended and Restated Stock Plan for Non-Employee Directors

   EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

   EXHIBIT 27.1 - Financial Data Schedule

b. On November 9, 2000, we furnished a Report on Form 8-K to provide disclosure under Regulation FD regarding a presentation to the investment community.
   No financial statements were included.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  DQE, Inc.
                                       --------------------------------
                                                (Registrant)


Date    November 14, 2000                   /s/ Morgan K. O'Brien
     ----------------------            --------------------------------
                                                (Signature)
                                              Morgan K. O'Brien
                                           Chief Operating Officer


Date    November 14, 2000                    /s/ James E. Wilson
     ----------------------            --------------------------------
                                                 (Signature)
                                               James E. Wilson
                                        Vice President and Controller
                                        (Principal Accounting Officer)