Form 10-K405
period 2000-12-31
DQE INC
filed 2001-03-26
CIK 846930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 2000
                                   -----------------
                                   or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ____________ to ____________

                             Commission File Number
                            -------------------------
                                     1-10290

                                   DQE, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                              25-1598483
          ------------                              ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.
incorporation or organization)

                    Cherrington Corporate Center, Suite 100
          500 Cherrington Parkway, Coraopolis, Pennsylvania 15108-3184
        ---------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (412) 393-6000

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

 Aggregate market value of DQE Common Stock held by non-affiliates as of March 10, 2001 was $1,783,767,813. There were 55,881,958 shares of DQE Common Stock outstanding as of March 10, 2001.

[X] Indicate by check mark if disclosure of delinquent filers pursuant to Item
    405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:

                                                                       Name of each exchange
Registrant               Title of each class                            on which registered
----------               --------------------                          ------------------------
DQE                      Common Stock (no par value)                   New York Stock Exchange
                                                                       Philadelphia Stock Exchange
                                                                       Chicago Stock Exchange

                         8 3/8% Public Income Notes due 2039           New York Stock Exchange
                         (issued by DQE Capital Corporation)

                         Guaranties of DQE Capital Corporation's       New York Stock Exchange
                         Public Income Notes

Securities registered pursuant to Section 12(g) of the Act:

Registrant             Title of each class
----------             --------------------
DQE                 Preferred Stock, Series A (Convertible)


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
                                                    Into Which Document
     Description                                    Is Incorporated
     -----------                                    --------------------
     DQE Annual Report to Shareholders              Parts I and II
     for the year ended December 31, 2000

                               TABLE OF CONTENTS

                                                           Page
                                                           -----
GLOSSARY
                    PART I

ITEM 1.  BUSINESS
  Corporate Structure                                         1
  Employees                                                   2
  Property, Plant and Equipment                               2
  Environmental Matters                                       2
  Current Trends and Outlook                                  3
  Other                                                       5
  Executive Officers of the Registrant                        7

ITEM 2.  PROPERTIES                                           8

ITEM 3.  LEGAL PROCEEDINGS                                    8

ITEM 4.  SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS                             8


                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S
         COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS                                  9

ITEM 6.  SELECTED FINANCIAL DATA                              9

ITEM 7.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
  Results of Operations                                       9
  Liquidity and Capital Resources                            14
  Rate Matters                                               17

ITEM 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK                       19

ITEM 8.  REPORT OF INDEPENDENT AUDITORS;
         CONSOLIDATED FINANCIAL STATEMENTS
         AND SUPPLEMENTARY DATA                              19

ITEM 9.  CHANGES IN AND DISAGREEMENTS
         WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                            42

                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE
         OFFICERS OF THE REGISTRANT                          42

ITEM 11. EXECUTIVE COMPENSATION                              42

ITEM 12. SECURITY OWNERSHIP OF
         CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                      42

ITEM 13. CERTAIN RELATIONSHIPS AND
         RELATED TRANSACTIONS                                42


                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON
         FORM 8-K                                            42

         SCHEDULE II

         SIGNATURES

GLOSSARY OF TERMS

With Pennsylvania at the forefront of the national trend toward electric utility industry restructuring, a number of unique terms have developed and are used in this report. Certain of these restructuring-specific terms are defined below.

Competitive Transition Charge (CTC) -- During the electric utility restructuring from the traditional Pennsylvania regulatory framework to customer choice, electric utilities have the opportunity to recover transition costs from customers through this usage-based charge.

Customer Choice -- The Pennsylvania Electricity Generation Customer Choice and Competition Act (see "Rate Matters" on page 17) gives consumers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

Divestiture -- The selling of major assets. We completed the divestiture of our generation assets through the sale to Orion Power MidWest, L.P. in April 2000.

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

Price to Compare -- The PUC-determined price of electric generation (plus transmission) for each utility during the CTC collection period. Customers will experience savings if they can purchase power from an alternative electric generation supplier at a lower price than that determined by the PUC.

Provider of Last Resort -- Under Pennsylvania's Customer Choice Act, the local distribution utility is required to provide electricity for customers who do not choose an alternative generation supplier, or whose supplier fails to deliver. (See "Rate Matters" on page 17.)

Regional Transmission Organization (RTO) -- Organization formed by transmission-owning utilities to put transmission facilities within a region under common control.

Regulatory Assets -- Pennsylvania rate making practices grant regulated utilities exclusive geographic franchises in exchange for the obligation to serve all customers. Under this system, certain prudently incurred costs are approved by the PUC for deferral and future recovery with a return from customers. These deferred costs are capitalized as regulatory assets by the regulated utility.

Restructuring Plan -- Our plan, approved by the PUC, for restructuring and recovery of Duquesne Light's transition costs under Pennsylvania's Customer Choice Act.

Transition Costs -- Transition costs are the net present value of a utility's known or measurable costs related to electric generation that are recoverable through the CTC.

Transmission and Distribution -- Transmission is the flow of electricity from generating stations over high voltage lines to substations where voltage is reduced. Distribution is the flow of electricity over lower voltage facilities to the ultimate customer (businesses and homes).

                                    PART I

ITEM 1.   BUSINESS.

CORPORATE STRUCTURE

  Part I of this Annual Report on Form 10-K should be read in conjunction with our audited consolidated financial statements, which are set forth on pages 19 through 41 of this Report.

  DQE, Inc. is a multi-utility delivery and services company. Our operating subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, Inc.; DQE Enterprises, Inc.; DQE Financial Corp.; DQE Communications; and ProAm, Inc. Our financial, non-operating subsidiaries are Cherrington Insurance, Ltd. and DQE Capital Corporation.

  Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy. On April 28, 2000, Duquesne Light sold its generation assets to Orion Power MidWest, L.P. for approximately $1.7 billion. (See "Generation Divestiture" discussion on page 17.)

  AquaSource, our second largest operating subsidiary, is a water resource management company that acquires, develops and manages water and wastewater systems and complementary businesses.

  Our other business lines engage in a wide range of complementary initiatives, including the following: the distribution of propane; the production of landfill gas; investments in electronic commerce, energy-related technology and communications systems; energy facility development and operation; and independent power production. DQE Capital and Cherrington Insurance provide financing and insurance services for DQE and various affiliates.

Strategic Review Process

  As we announced on December 6, 2000, we have commenced a comprehensive, market-based strategic and financial review of our entire company and our component businesses. With a primary focus on maximizing shareholder value, this review could result in the divestiture of some or all of our component businesses, including the sale of the entire company. We have retained SG Barr Devlin and The NorthBridge Group to assist in this process, which is expected to be completed during the second quarter of 2001.

Service Areas

  Duquesne Light's electric utility operations provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we historically sold electricity to other utilities. (See "Generation Divestiture" discussion on page 17.)

  AquaSource's water utility operations currently provide service to more than 400,000 water and wastewater customer connections in 20 states.

  ProAm, our propane delivery business, provides service to over 70,000 customers in seven states.

  Our other business lines have operations and investments in several states and Canada.

Regulation

  DQE and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light's electric utility operations are also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission
(FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.


  As a result of our PUC-approved restructuring plan (see "Rate Matters" on page
17), the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge
(CTC) collected in connection with providing transmission and distribution services. The balance of transition costs was adjusted by receipt of the proceeds from the generation asset sale during the second quarter of 2000. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 17.)


  Additionally, AquaSource's water utility operations are subject to regulation by various authorities within the states where they operate, as well as by the National Association of Regulatory Utility Commissioners, as to rates, accounting and other matters.

  On June 15, 2000, AquaSource filed consolidated rate applications in Texas, the state with its largest investment level. (See "AquaSource Rate Applications" discussion on page 18.)

Business Segments

  For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we are required to disclose information about our business segments separately. This information is set forth in "Results of Operations" on page 9 and in "Business Segments and Related Information," Note O to our consolidated financial statements on page 39.


EMPLOYEES

  At December 31, 2000, DQE and its subsidiaries had 2,834 employees. Duquesne Light has renegotiated its labor contract with the International Brotherhood of Electrical Workers, which represents the majority of Duquesne Light's employees. The contract has been extended through 2002 or 2003, depending on the outcome of our strategic review process, and provides, among other things, employment security and income protection.


PROPERTY, PLANT AND EQUIPMENT

Investment in PP&E and Accumulated Depreciation

  Our total investment in property, plant and equipment (PP&E) and the related accumulated depreciation balances for major classes of property at December 31, 2000 and 1999 are as follows:

PP&E and Related Accumulated Depreciation at December 31,

-------------------------------------------------------------------------------
                                          (Millions of Dollars)
                                                  2000
                       --------------------------------------------------------
                                            Accumulated             Net
                         Investment        Depreciation          Investment
-------------------------------------------------------------------------------
Electric delivery        $  1,911.5          $  612.5             $  1,299.0
Electric supply                  --                --                     --
Water distribution            241.4              45.5                  195.9
Propane distribution           41.9               2.1                   39.8
Other                         216.5              44.1                  172.4
-------------------------------------------------------------------------------
  Total                  $  2,411.3          $  704.2             $  1,707.1
===============================================================================

                                          (Millions of Dollars)
                                                  1999
                       --------------------------------------------------------
                                            Accumulated             Net
                         Investment        Depreciation          Investment
-------------------------------------------------------------------------------

Electric delivery        $  1,997.3          $  745.3             $  1,252.0
Electric supply             1,928.8           1,745.7                  183.1
Water distribution            173.2               7.2                  166.0
Propane distribution           40.6               0.6                   40.0
Other                         221.4              42.4                  179.0
-------------------------------------------------------------------------------
  Total                  $  4,361.3          $2,541.2             $  1,820.1
===============================================================================

  Electric delivery PP&E includes: (1) high voltage transmission wires used in delivering electricity from generating stations to substations; (2) substations and transformers; (3) lower voltage distribution wires used in delivering electricity to customers; (4) related poles and equipment; and (5) internal telecommunication equipment, vehicles and office equipment. In 1999, electric supply PP&E included fossil generating stations. Electric supply accumulated depreciation reflects the write-down of production plant values to the PUC-determined market value. Water distribution PP&E includes water systems and water treatment facilities. Included in 2000 gross investment and accumulated depreciation amounts is the reallocation of purchase price premiums on 1999 acquisitions of approximately $42.3 million and $28.3 million, respectively. Our capital leases are primarily associated with other electric plant. The other PP&E is comprised of various buildings and land, alternative fuel facilities, landfill gas recovery equipment and property related to our other business lines.


ENVIRONMENTAL MATTERS

  Various federal and state authorities regulate DQE and our subsidiaries with respect to air and water quality and other environmental matters. Environmental compliance obligations with respect to the generation plants transferred to FirstEnergy Corp. in the power station exchange have been assumed by FirstEnergy. Upon completion of the generation asset sale, Orion assumed the environmental obligations related to all of the plants sold, both those originally owned by Duquesne Light and those acquired in the power station exchange. (See "Generation Divestiture" discussion on page 17.)


  In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We incurred costs of $2 million in 2000 to comply with these DEP regulations. We expect the costs of compliance to be approximately $1.5 million over the next two years with respect to sites we will continue to own. These costs are being recovered in the CTC, and the corresponding liability has been recorded for current and future obligations.

  Duquesne Light's current estimated liability for closing Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is approximately $40 million. Duquesne Light has recorded a liability for this amount on the consolidated balance sheet.

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


  AquaSource is a party to consent agreements regarding environmental compliance in three states. In Indiana, AquaSource has entered parallel agreements with the Indiana Department of Environmental Management and the Indiana Utility Regulatory Commission to establish a schedule for completing upgrades and resolving certain historical compliance issues at two wastewater facilities. AquaSource agreed to make approximately $28 million of capital improvements, $4.5 million of which have been completed. The agreed upon improvements are proceeding on schedule. Neither agreement imposes any compliance-related penalties or sanctions. AquaSource entered into a consent order with the Florida Department of Environmental Protection (FLDEP) regarding historical compliance issues. AquaSource planned certain capital improvements in connection with its acquisition of the five subject wastewater facilities, the completion of which will resolve the compliance issues. The FLDEP has accepted the improvements, plus up to $206,750 in penalties, as a full resolution of these matters. AquaSource and the TNRCC have entered into a consent agreement under which AquaSource will correct compliance issues at approximately 160 water and wastewater systems in Texas over a four year period. In lieu of any fines, penalties or other sanctions, AquaSource agreed to make approximately $30 million in capital improvements to upgrade these systems, $7 million of which have already been completed. AquaSource is able to capitalize all of these expenditures, and will seek recovery of the charges through future rates, if appropriate.


  The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Superfund Amendments and Reauthorization Act of 1986 established a variety of informational and environmental action programs. Through our investment in GSF Energy, we indirectly became involved in three hazardous waste sites. GSF was a minor contributor of materials to each site, and other solvent potentially responsible parties are involved. GSF believes that available defenses, along with its overall limited involvement, will limit any potential liability it may have for clean-up costs. Additionally, as part of the GSF investment we are indemnified for any costs that GSF may incur related to these sites by at least one financially responsible party. Accordingly, we believe that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

  We are involved in various other environmental matters. We believe that such matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

C U R R E N T  T R E N D S  A N D  O U T L O O K

Electric Utility Industry Trends

  Spurred by regulatory and technology developments, a number of significant market trends are affecting electric industry participants today. Perhaps the most obvious is a heightened degree of price awareness: when customers have choices, they pay more attention to prices. While the increased attention is focused on wholesale electricity prices, there is a spillover effect on delivery prices as well. Further, the present elevated level of wholesale electricity prices may make it more difficult politically for regulators to grant increases in delivery prices.

  A second market trend is the increase in new service opportunities. With choice, customers are likely to be interested in services to facilitate shopping for alternative generation suppliers, such as customer aggregation, price solicitation and/or gathering and price risk management. Customers will also have the opportunity to use Internet-based communication to manage their energy usage through usage measurement and analysis, usage control, and multi-commodity integration. A third category of new opportunities is arising in the area of asset management, where industrial and institutional customers may seek management services concerning their electricity production assets, such as facility design, construction, operation, fuel procurement and financing services.

  An additional market trend is an increased customer awareness of and interest in the quality of electric service. With the growth in electricity usage by equipment containing microprocessors ((e.g., computers and communication devices), outages and voltage fluctuations are more readily noticed and less easily tolerated. In addition, in an era when many kinds of information are available instantly on the Internet, customers increasingly expect utilities to provide information about their electricity supply in a timely manner; failure to do so leads to reduced customer satisfaction. With a smaller bill subject to their jurisdiction, regulators are increasingly focused on customer satisfaction. In this environment, failure to maintain and improve performance in the delivery business can both damage relationships with regulators and reduce opportunities to win customers for new kinds of services.

  In addition to deregulation of the generation sector, major changes are underway in the delivery sector, as well. At the most basic level, a number of delivery businesses--especially those that have divested generation--discovered a need to overhaul the core of their delivery businesses to address service quality considerations. This typically involves resizing administrative functions, redesigning customer service functions, and replacing information systems that support those functions.

  A second industry trend is the effort to broaden service offerings. Most utilities focus on their existing service territories, where they possess the advantage of existing customer relationships; the more ambitious are attempting to expand their unregulated services geographically. Some utilities are using acquisition of non-electric utilities as a means of increasing the available customer base for introducing new services. Changes have already begun in the provision of some kinds of services, particularly those involving commodity price risk management, where scale is a distinct advantage.

  Finally, the long-term trend toward industry consolidation is accelerating, especially among utilities that have divested generation. Almost all U.S. utilities that have divested generation in the course of industry restructuring have either merged, been acquired or expanded significantly through purchases of other utilities' divested generation assets. The difficulties of overhauling the core business and introducing new services, and the advantages of acquiring greater scale in these areas, provide a powerful impetus for consolidation.

Outlook

  As discussed previously, we have commenced a strategic and financial review of our entire company, focusing on maximizing shareholder value. This review could result in the divestiture of one or more component businesses or the company as a whole. The review process is expected to be completed during the second quarter of 2001.

  With the electricity business now a much smaller part of DQE, we have changed the role of our administrative infrastructure. By implementing the previously reported corporate center excellence project, we have consolidated our administrative resources and anticipate annual pre-tax savings of $40 million in 2001. Duquesne Light has implemented its previously reported Best-in-Class initiative, through which we anticipate approximately $30 million in annual pre-tax savings beginning in 2001, and continues to restructure its operations following the generation asset sale.

  Depending on the outcome of our strategic review process and existing market conditions, we expect to continue our recapitalization efforts in 2001. We expect such recapitalization to include debt retirements and redemptions, and common and preferred stock repurchases.

  We continue to focus on realizing operating efficiencies as we transition from our acquisition strategy to an integration strategy at AquaSource. While this transition resulted in higher costs in 2000, we expect the long-term benefits will include lower costs, better integration and future positioning for growth. AquaSource's new management team has formulated strategies to realize these long-term benefits and improve profitability. By using its newly implemented financial, human resources and customer information systems, AquaSource expects to fully integrate its operating subsidiaries, thereby reducing duplicative costs and controlling expenses. AquaSource also expects to increase its customer base through contract operations of certain water systems within or adjacent to its existing operations. As discussed previously, AquaSource plans to continue its rate initiatives, not only in Texas, but in Indiana as well. Once appropriate efficiencies have been obtained, we expect AquaSource to resume its acquisition strategy.

  DQE Systems is also focusing on operating efficiencies at ProAm, its propane distribution business. ProAm will be seeking to reduce costs and improve financial performance as it takes advantage of consolidation opportunities in the industry. ProAm continues to explore additional propane company acquisitions, as appropriate, for its service territory. DQE Communications, the DQE Systems subsidiary that owns an open access fiber optic network in southwestern Pennsylvania, plans to continue leasing fiber on its network, and is exploring options to expand its customer services, and to use its excess fiber capacity in other ventures.

  DQE Energy Services plans to build on its track record by continuing to seek energy facility operation and maintenance projects that meet the energy needs of industrial and commercial customers. In January 2001,

DQE Energy Services secured new contracts to design, construct, operate and maintain two synthetic fuel production facilities.

  DQE Financial intends to continue its investment strategy, particularly in landfill gas and alternative energy. Successful financial performance will depend on future gas prices, continued effective operation of the landfill gas facilities, and potential extension of federal tax credits provided in connection with the development of qualified alternative fuel. These tax credits are scheduled to expire in two phases at the end of 2002 and 2007. We believe DQE Financial will have ample time to adjust its business strategies appropriately as the expiration dates approach.

  DQE Enterprises intends to continue its investment strategy, adding new portfolio businesses and strengthening existing investments. Two of those investments consummated initial public offerings in 2000: H Power in August and BeaconPower in November. DQE Enterprises anticipates further opportunities for market valuation of its investments in 2001.

  This "Outlook" section contains forward-looking statements, the results of which may materially differ from those implied due to known and unknown risks and uncertainties. These statements, and certain of the risks and uncertainties that may affect the results, are discussed below. DQE earnings growth will depend on our ability to sell select, non-strategic assets such as our bottled water operations, on the effectiveness of our administrative resource reduction, on the performance of our subsidiaries, and on the outcome of our strategic review process. The amount of savings from our corporate center excellence and Best-in-Class initiatives will depend on the effectiveness of our administrative restructuring and our ability to operate with reduced administrative resources. Potential capital restructuring will depend on the outcome of our strategic review process, and the market conditions for both debt and equity repurchases. Demand for electric, water, gas, propane and telecommunications utility services, and the availability of appropriate investment opportunities in those industries, as well as changing market and weather conditions, will affect returns on investment and earnings levels at DQE and each subsidiary. The availability of suitable targets will affect any additional acquisition decisions by AquaSource and ProAm. AquaSource will also be affected by the outcome of its rate filings, which will depend on the determinations made by the appropriate public utility commissions, as well as the effective use of its new customer and financial systems. The availability of appropriate investment opportunities will affect any decision to make additional alternative energy, electronic commerce and energy technology investments. The final determinations regarding alternative energy tax credits will affect the investments and business development of DQE Financial. Business conditions with respect to electronic commerce and energy technology companies will affect DQE
Enterprises' potential income stream and comprehensive earnings from such investments. The volatility of the stock markets, as well as general business and economic conditions, could affect the potential for initial public offerings or other market valuations being made at any time with respect to the companies in which we invest. Overall performance by DQE and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.


O T H E R

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, which became effective for us on January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. We have evaluated the impact on our financial statements and have determined that the adoption of this statement will not have a material impact on our results of operations, financial position or cash flows.

FASB Exposure Draft

  On February 14, 2001, the FASB issued a revised Exposure Draft of a proposed Statement, Business Combinations and Intangible Assets. This Exposure Draft proposes significant changes to the accounting for goodwill recorded in a business combination under the purchase method of accounting. In essence, it proposes that goodwill no longer be amortized and recorded as an expense, but tested for impairment. If the goodwill is proven to be impaired, an impairment loss would be recorded in the period of impairment. During 2000, we recorded $8.8 million of expense related to goodwill amortization. The FASB Exposure Draft was open to comment until March 16, 2001.

Market Risk

  Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

  We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $568 million or 42 percent of long-term debt. Most of this variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $3.1 million, $1.6 million and $1.6 million for the years ended December 31, 2000, 1999 and 1998. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $53.6 million and $32.5 million as of December 31, 2000 and 1999. Such changes would not have a significant near-term effect on our future earnings or cash flows.

Pending Litigation

  Information regarding pending litigation is set forth in Item 3 "Legal Proceedings" on page 8.

                          --------------------------

  Except for historical information contained herein, the matters discussed in this annual report are forward-looking statements that involve risks and uncertainties including, but not limited to: the outcome of our strategic review process; economic and business conditions with respect to electronic commerce and energy technology companies; the outcome of AquaSource's rate applications and shareholder litigation; economic, competitive, governmental and technological factors affecting operations, markets, products, services and prices; and other risks discussed in "Outlook" and our filings with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages as of March 10, 2001, and positions during the past five years of our executive officers. Additional information is set forth on page 17 of the DQE Annual Report to Shareholders for the year ended December 31, 2000. The information is incorporated here by reference.

Name                      Age       Office
David D. Marshall         48        Chairman, President and Chief Executive Officer since
                                    June 1999. President and Chief Executive Officer from
                                    August 1996 to June 1999. Executive Vice President
                                    from February 1995 to August 1996.

Morgan K. O'Brien         41        Chief Operating Officer since August 2000. Executive Vice
                                    President - Corporate Development from January 2000 to
                                    August 2000. Vice President - Corporate Development
                                    from July 1999 to January 2000. Vice President from
                                    October 1997 to July 1999. Controller from October
                                    1995 to July 1999. Treasurer from November 1998 to
                                    July 1999.

Victor A. Roque           54        Executive Vice President since November 1998 and
                                    General Counsel since November 1994. Secretary
                                    since May 2000. Vice President from April 1995 to
                                    November 1998.

William J. DeLeo          50        Vice President and Chief Administrative Officer since
                                    November 1998. Vice President - Corporate Services at
                                    Duquesne Light from November 1998 to April 2000.
                                    Vice President - Marketing and Corporate Performance
                                    at Duquesne Light from April 1995 to November 1998.

Jack E. Saxer, Jr.        57        Vice President - Strategic Compensation and Financial
                                    Services since March 2001. Vice President from
                                    April 1996 to March 2001. Assistant Vice President -
                                    Administration of Duquesne Light Company from
                                    January 1995 to April 1996.

Frosina C. Cordisco       49        Vice President since March 2000 and Treasurer since July
                                    1999. Assistant Treasurer from November 1998 to
                                    June 1999. Duquesne Light Company - Treasurer since
                                    November 1998; Manager of Electronic Commerce
                                    from April 1996 to April 1998. Held financial positions
                                    at various subsidiaries between 1996 and 1999.

Thomas W. Hubbell         52        Vice President-Information Technology since
                                    March 2000. Duquesne Light Company -
                                    Assistant Vice President-Information
                                    Technology from September 1999 to March
                                    2000; General Manager-Information Technology
                                    from July 1989 to September 1999.

James E. Wilson           35        Vice President since March 2000. Controller since
                                    July 1999. Assistant Controller from 1996 to July 1999.
                                    Controller for subsidiaries from 1995 to 1998.

ITEM 2. PROPERTIES.

  Our principal properties consist of Duquesne Light's electric transmission and distribution facilities and supplemental properties and appurtenances, located substantially in Allegheny and Beaver counties in southwestern Pennsylvania. Substantially all of the electric utility properties are subject to a mortgage lien of an Indenture of Mortgage and Deed of Trust dated as of April 1, 1992.

  On April 28, 2000, Duquesne Light sold its generation assets. Duquesne Light owns 9 transmission substations and 561 distribution substations (367 of which are located on customer-owned land and are used to service only that customer). Duquesne Light has 592 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 16,420 circuit-miles of lines and cable. These properties are used in the electricity delivery business segment.

  Duquesne Light owns, but does not operate, the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania. Mining operations ceased in March 2000, and reclamation began in April 2000. This property had been used in the electricity supply business segment.

  We own Duquesne Light's headquarters at 411 Seventh Avenue in Pittsburgh.

  AquaSource owns and operates over 450 investor-owned water and wastewater systems and performs contract services for over 570 additional systems. These systems are comprised of distribution and collection lines, pump stations, treatment plants, storage tanks, reservoirs and related facilities. Properties are adequately maintained and units of property are replaced as and when necessary. AquaSource owns a substantial acreage of land, the greater part of which is located in watershed areas and used for the discharge of treated effluent, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes. These properties are used in our water distribution business segment.

ITEM 3.   LEGAL PROCEEDINGS.

  On or about February 1, 2001, two former employees of AquaSource, both claiming to be minority investors in AquaSource, commenced an action in the District Court of Harris County, Texas against DQE, AquaSource and others. The action has since been removed to the U.S. District Court for the Southern District of Texas, Houston Division. The complaint alleges that the defendants fraudulently induced the plaintiffs to agree to sell their Class B AquaSource shares back to AquaSource, and that defendants took actions intended to decrease the value of these Class B shares. Plaintiffs seek, among other things, an award of actual damages not to exceed $100 million and exemplary damages not to exceed $400 million.

  Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuit is frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe we have meritorious defenses to plaintiffs' claim. We intend to vigorously defend the lawsuit.


ITEM 4.  SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S
         COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

  Information relating to the market for DQE common stock and other matters related to our holders is set forth inside of the back cover of the DQE Annual Report to Shareholders for the year ended December 31, 2000 and on page 36 in Note M and page 41 in Note Q hereto. The information is incorporated here by reference. During 2000 and 1999, DQE declared quarterly dividends on our common stock totaling $1.62 per share and $1.54 per share, respectively. (See "Dividends" discussion on page 10.) At February 28, 2001, there were approximately 57,000 holders of record of our common stock.


ITEM 6.  SELECTED FINANCIAL DATA.

  Selected financial data for each year of the eleven-year period ended December 31, 2000, are set forth on pages 18 and 19, and a portion of pages 20 and 21 of the DQE Annual Report to Shareholders for the year ended December 31, 2000. The information is incorporated here by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF
         OPERATIONS.


RESULTS OF OPERATIONS

Overall Performance

2000 Compared to 1999

  In 2000, we began reporting comprehensive earnings to appropriately disclose the fundamental change in our underlying business and the change in the way financial markets are valuing us. Comprehensive earnings include both basic earnings and other comprehensive income from changes in valuation of our investments in marketable securities.

 Our basic earnings per share were $2.44 in 2000 compared to $2.65 in 1999, a decrease of 7.9 percent. Basic earnings available for common shareholders decreased by $45.5 million, or 22.8 percent. Our comprehensive earnings per share were $2.86 in 2000 compared to $2.67 in 1999, an increase of 7.1 percent. Comprehensive earnings available for common shareholders decreased by $20.4 million, or 10.1 percent, due to the sale of our generation assets. The net proceeds from the sale were applied to reduce the level of our transition costs. (See "Generation Divestiture" discussion on page 17.) As we record 11 percent pre-tax earnings on our unrecovered transition costs, this reduction in the level of transition costs resulted in decreased earnings. While this sale resulted in a reduction in earnings, customer rates--and consequently DQE's cash flow--will not be reduced until transition costs have been fully recovered in early 2002 for most major rate classes.

  Other factors affecting 2000 results include a number of transaction-related gains and charges. In the fourth quarter of 2000 we recorded an $8 million after-tax charge related to the pending sale of our bottled water business. We also recorded charges to income related to AquaSource purchase accounting adjustments for 1999 acquisitions, and for the termination of a coal-bed methane project. Offsetting these charges were gains from the sale of certain non-strategic investments, the cumulative effect of a change in accounting principle for unbilled revenues, and an increase in market price valuation in our energy services and technology investments. Additionally affecting earnings per share, in conjunction with the generation asset sale, we undertook a strategy to aggressively repurchase our common stock on the open market. Our average shares of outstanding common stock declined by approximately 12 million, or 16 percent. During 2000, we repurchased approximately 16 million shares for approximately $650 million.

1999 Compared to 1998
  In the second quarter of 1998, the PUC issued its final restructuring order related to our plan to recover our transition costs from electric utility customers. As a result of the order, we recorded an extraordinary charge against earnings of $82.5 million, or $1.06 per share. The following discussion of results of operations excludes the impact of that charge.

  Our basic earnings per share were $2.65 in 1999 compared to $2.52 in 1998, an increase of 5.2 percent. Basic earnings available for common shareholders increased $4.0 million, or 2.1 percent. Our comprehensive earnings per share were $2.67 in 1999 compared to $2.48 in 1998, an increase of 7.7 percent. Comprehensive earnings available for common shareholders increased by $9.0 million, or 4.7 percent, due to growth in our non-electricity businesses, gains on the disposition of certain non-strategic investments, and higher sales of electricity. Additionally, the average shares of outstanding common stock declined by 2.2 million, or 2.9 percent. The lower average shares outstanding reflect the 5.7 million shares of common stock we repurchased in 1999 for approximately $217 million.

Dividends

  Once all dividends on our Preferred Stock, Series A (Convertible), $100 liquidation preference per share (DQE preferred stock), have been paid, dividends may be paid on our common stock as permitted by law and as declared by the board of directors. However, payments of dividends on Duquesne Light's common stock may be restricted by Duquesne Light's obligations to holders of preferred and preference stock pursuant to Duquesne Light's Restated Articles of Incorporation and by obligations of a Duquesne Light subsidiary to holders of its preferred securities. No dividends or distributions may be made on Duquesne Light's common stock if Duquesne Light has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne Light's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of total common shareholder's equity to total capitalization is less than specified percentages. Because we own all of Duquesne Light's common stock, if Duquesne Light cannot pay common dividends, we may not be able to pay dividends on our common stock or DQE preferred stock.

  We have continuously paid dividends on common stock since 1953. Our annualized dividends per share were $1.68, $1.60 and $1.52 at December 31, 2000, 1999 and 1998. During 2000, we paid a quarterly dividend of $0.40 per share on each of January 1, April 1, July 1 and October 1. We increased the quarterly dividend declared in the fourth quarter of 2000 from $0.40 to $0.42 per share, payable January 1, 2001. We expect that funds generated from operations will continue to be sufficient to pay dividends. Our need for and the availability of funds will be influenced by, among other things: the results of our strategic review process; new investment opportunities; the economic activity within our service territories; and environmental legislation. (See "Future Capital Requirements and Availability" discussion and "Rate Matters" on page 17.)

Results of Operations by Business Segment

  Prior to 1999, Duquesne Light was treated as a single integrated business segment, due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers that was (1) cost-based, (2) designed to recover operating expenses and investment in electric utility assets, and (3) designed to provide a return on the investment. As a result of the Customer Choice Act, supply of electricity is deregulated and charged at a separate rate from the delivery of electricity. For the purposes of disclosing information about our business segments, we have allocated revenues to Duquesne Light's various lines of business.

  We report our results by the following four principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution by Duquesne Light of electricity (electricity delivery business segment), (2) the supply by Duquesne Light of electricity (electricity supply business segment), (3) the collection by Duquesne Light of transition costs (CTC business segment), and (4) the management by AquaSource of water systems (water distribution business segment). With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an "all other" category to include our other business lines, which are investments below the quantitative threshold for separate disclosure. Revenues in the "all other" category are comprised of energy facility operations, landfill gas operations, bottled water sales, telecommunications fiber leases, and propane and other operating investments. Income from financial investments and gains or losses on asset dispositions are included in other income. Assets in the "all other" category are comprised of approximately two-thirds financial investments. The remaining one-third includes energy facility assets, landfill gas recovery and processing assets, bottled water assets, our fiber optic telecommunications network and propane distribution assets. Intercompany eliminations primarily relate to intercompany sales of electricity, property rental, management fees and dividends.

  We have restated prior periods where appropriate to present segment information consistent with the manner that is currently used by management. Note O, "Business Segments and Related Information," in the Notes to the Consolidated Financial Statements on page 39 shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

2000 Compared to 1999

  Electricity Delivery Business Segment. The electricity delivery business segment contributed $42.9 million to net income before intercompany charges in 2000, compared to $36.2 million in 1999, an increase of $6.7 million or
18.5 percent. Included in 2000 is $7.3 million related to the cumulative effect of a change in accounting principle for unbilled revenues.

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

  Operating revenues increased by $13.7 million or 4.5 percent compared to 1999, due to an increase in sales to electric utility customers of 1.7 percent in 2000, and more revenues allocated to this segment after the generation asset sale. Residential sales decreased 0.5 percent primarily due to milder weather conditions in 2000. Commercial sales increased 2.3 percent, due to an increase in the number of commercial customers, while industrial sales increased 2.9 percent, due to increased consumption by steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

-----------------------------------------------------------------------
                                            KWH Delivered
                                   ------------------------------------
                                            (In Millions)
                                   ------------------------------------
                                   2000         1999      Change
-----------------------------------------------------------------------
Residential                        3,509        3,526     (0.5)%
Commercial                         6,162        6,024      2.3 %
Industrial                         3,581        3,481      2.9 %
-----------------------------------------------------
 Billed KWH Sales                 13,252       13,031      1.7 %
Unbilled KWH Accrual                 483           --       --
-----------------------------------------------------
 Total Sales                      13,735       13,031      5.4 %
=======================================================================


  Operating expenses for the electricity delivery business segment are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased by $6.8 million or 4.2 percent compared to 1999, due to cost reductions realized from the corporate center excellence and best-in-class initiatives we began in 2000; cost savings related to the implementation of our automated Customer Advanced Reliability System (CARS), which replaced our traditional, labor-intensive meter reading process; and a reduction to employee pension costs.

  Depreciation and amortization expense includes the depreciation of electric delivery-related plant and equipment. There was an increase of $10.4 million or
22.6 percent compared to 1999. The increase is primarily attributed to more general plant being allocated to the delivery business in 2000, and the acquisition of the CARS system.

  Other income increased $16.1 million compared to 1999, primarily due to interest income earned from the generation asset sale proceeds.

  Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. In 2000, there was $24.9 million or 55.8 percent more interest and other charges allocated to the electricity delivery business segment compared to 1999. Although Duquesne Light used the generation asset sale proceeds to retire debt, thus reducing its overall level of interest expense, all remaining Duquesne Light financing costs after recapitalization are borne by the electricity delivery business segment.

  Electricity Supply and CTC Business Segments. In 2000, the electricity supply and CTC business segments reported combined net income before intercompany charges of $45.8 million compared to $111.7 million in 1999, a decrease of $65.9 million or 59.0 percent. Included in 2000 is $8.2 million related to the cumulative effect of a change in accounting principle for unbilled revenues.

  For the electricity supply and CTC business segments, operating revenues are derived primarily from the supply of electricity for delivery to retail customers, the supply of electricity to wholesale customers and, beginning in 1999, the collection of generation-related transition costs from electricity delivery customers.

  Energy requirements for our retail electric utility customers will fluctuate as customers participate in customer choice. Energy requirements for residential and commercial customers are also influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements for industrial customers are primarily influenced by national and global economic conditions.

  Short-term sales to other utilities are made at market rates. Fluctuations in electricity sales to other utilities reflect the generation divestiture in April 2000. Prior to the divestiture, fluctuations are related to customer energy requirements, the energy market and transmission conditions, and the availability of generating stations.

  Operating revenues decreased by $92.0 million or 10.8 percent compared to 1999. The decrease in revenues can be attributed to a 71.2 percent decrease in sales to other utilities in 2000 compared to 1999. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.

-----------------------------------------------------------------------
                                            KWH Supplied
                                ---------------------------------------
                                            (In Millions)
                                ---------------------------------------
                                     2000          1999     Change
-----------------------------------------------------------------------
Residential                          2,422         2,533     (4.4)%
Commercial                           4,436         3,811     16.4 %
Industrial                           3,332         2,581     29.1 %
--------------------------------------------------------
 Billed KWH Sales                   10,190         8,925     14.2 %
Unbilled KWH Accrual                   341            --       --
Sales to Other Utilities               963         3,347    (71.2)%
--------------------------------------------------------
 Total Sales                        11,494        12,272     (6.3)%
=======================================================================

   Operating expenses for the electricity supply business segment are primarily made up of energy costs; costs to operate and maintain the power stations; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes.

   Fluctuations in energy costs generally result from changes in the cost of fuel; the mix between coal and nuclear generated power and purchased power; total KWH supplied; and generating station availability.

   Operating expenses decreased $33.0 million or 7.1 percent from 1999, as a result of lower power production costs through the date of the generation asset sale. Partially offsetting this decrease was an increase in purchased power costs, related to our provider of last resort arrangement, following the generation asset sale.

   In 2000, fuel and purchased power expense increased by $122.7 million or 54.5 percent compared to 1999. Although fuel costs were incurred only through the April 28, 2000 generation asset sale, there was an increase in purchased power costs following the sale related to the provider of last resort arrangement with Orion. The cost under the arrangement is an average of $0.04 per KWH across all rate classes. (See "Provider of Last Resort" discussion on page 18.) During 1999, the average production cost, both fuel and non-fuel operating and maintenance costs, was approximately $0.025 per KWH.

   Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment through the date of the generation asset sale, accrued nuclear decommissioning costs during 1999, and amortization of transition costs. There was an increase of $129.9 million or 106.6 percent compared to 1999. By applying the $967 million of net proceeds from the generation asset sale to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. As a result, there was higher CTC amortization in 2000 compared to 1999. In addition, we recorded $13.8 million of CTC amortization included in the cumulative effect of a change in accounting principle for unbilled revenues in 2000.

  Other income decreased $8.1 million or 73.0 percent compared to 1999, primarily due to less income being allocated to these business segments in 2000 following the generation asset sale.

   Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. In 2000 there was a $68.1 million or 76.3 percent decrease in interest and other charges compared to 1999. The decrease reflects a lower level of interest expense at Duquesne Light from the retirement of debt with generation asset sale proceeds, and less interest expense allocated to these business segments in 2000 due to the generation asset sale.

   Water Distribution Business Segment. The water distribution business segment had a $9.6 million net loss before intercompany charges in 2000, compared to $9.4 million of net income before intercompany charges in 1999, a decrease of $19.0 million.

   Operating revenues for this business segment are derived from the following: billings related to water and sewer services for utilities (both those owned by AquaSource and those for which AquaSource is a contract operator), and from water-related construction and engineering projects. Operating revenues increased by $10.5 million during 2000. The increase is the result of a full year of operations from 1999 acquisitions, increased third-party construction revenues, and the rate increase for water and sewer charges related to AquaSource's rate change applications with the Texas Natural Resource Conservation Commission and 17 municipalities. The rate increase became effective on July 17, 2000. (See "AquaSource Rate Applications" on page 18.) Partially offsetting these increases was a purchase accounting adjustment recorded in 2000 related to 1999 activity.

   Operating expenses for the water distribution business segment are primarily made up of costs to operate and maintain the water distribution systems; administrative expenses; and non-income taxes, such as property and payroll taxes. Operating expenses increased by $38.3 million as a result of a full year of operations from the 1999 acquisitions, a purchase accounting adjustment recorded in 2000 related to 1999 acquisitions, higher contractor costs related to business integration initiatives, and higher repair and maintenance costs.

   Depreciation and amortization expense includes depreciation of utility delivery systems and the amortization of goodwill on acquisitions. The $5.1 million increase was attributable to a higher depreciable asset base in 2000 and a full year of goodwill amortization on 1999 acquisitions.

 Other income increased $5.0 million or 116.3 percent primarily due to a $4.9 million gain on the disposition of certain water system investments.

      All Other. The all other category contributed $76.9 million to net income before intercompany charges in 2000, compared to $44.3 million in 1999, an increase of $32.6 million or 73.6 percent.

   Operating revenues increased in 2000 by $54.4 million or 55.5 percent compared to 1999. This increase was primarily the result of increased revenues from our propane delivery business (the result of a full year of operations from 1999 acquisitions), landfill gas operations, telecommunications leases, and other investments through the activities of the other business lines.

   In 2000, operating expenses increased $55.7 million or 42.3 percent over 1999. This increase was primarily the result of increased expenses from our propane delivery business (the result of a full year of operations from 1999 acquisitions), landfill gas operations and the growth of our other business lines.

   Depreciation and amortization expense primarily includes the depreciation of plant and equipment of our other business lines, and amortization of certain investments. In 2000, depreciation and amortization expense increased by $1.5 million or 9.2 percent, primarily due to the acquisition of propane delivery companies during 1999.

   Other income primarily includes gains on investment dispositions, long-term investment income, and interest and dividend income related to our other business lines. Other income in 2000 was $61.6 million or 46.4 percent higher than in 1999. Included in 2000 were gains on the sale of alternative fuel facilities, the sale of affordable housing investments and gains on warrant exchanges from two of our electronic commerce investments. Partially offsetting these gains was a $13.5 million pre-tax charge recorded in 2000 related to the pending sale of our bottled water delivery business.

   Interest and other charges are made up of interest on long-term debt, other interest, and preferred stock dividends of our other business lines. An increase of $7.8 million or 31.7 percent in 2000 was the result of increased borrowing activity by DQE Capital, the proceeds of which funded interim capital requirements prior to the generation asset sale.

1999 Compared to 1998
   In the second quarter of 1998, the PUC issued its final restructuring order related to our plan to recover our transition costs from electric utility customers. As a result of the order, we recorded an extraordinary charge against earnings of $82.5 million, or $1.06 per share. The following discussion of results of operations for business segments excludes the impact of that charge.

   Electricity Delivery Business Segment. The electricity delivery business segment contributed $36.2 million to net income before intercompany charges in 1999, compared to $57.6 million in 1998, a decrease of $21.4 million or
37.2 percent.

   Operating revenues decreased by $19.1 million or 5.9 percent compared to 1998 due to a lower level of other revenues allocated to this segment in 1999, offset by an increase in sales to electric utility customers of 2.7 percent in 1999. Residential and commercial sales increased as a result of warmer summer temperatures during 1999 compared to 1998. Industrial sales increased primarily due to an increase in electricity consumption by steel manufacturers. The following table sets forth KWH delivered to electric utility customers.

-----------------------------------------------------------------------
                                               KWH Delivered
                                  -------------------------------------
                                               (In Millions)
                                  -------------------------------------
                                   1999        1998     Change
-----------------------------------------------------------------------
Residential                        3,526       3,382    4.3 %
Commercial                         6,024       5,896    2.2 %
Industrial                         3,481       3,412    2.0 %
----------------------------------------------------
     Sales to Electric
        Utility Customers         13,031      12,690    2.7 %
=======================================================================

   Operating expenses increased by $13.5 million or 9.1 percent compared to 1998, due to higher meter reading costs, higher gross receipts taxes, and increased costs related to customer assistance programs.

   In 1999, there was $6.9 million or 18.3 percent more interest and other charges allocated to the electricity delivery business segment compared to 1998. The increase was the result of additional short-term borrowings at Duquesne Light during the fourth quarter of 1999.

   Electricity Supply and CTC Business Segments. In 1999, the electricity supply and CTC business segments reported net income before intercompany charges of $111.7 million, compared to $73.6 million in 1998, an increase of $38.1 million or 51.8 percent.

   Operating revenues decreased by $3.5 million or 0.4 percent compared to 1998. The decrease in revenues resulted primarily from two factors: (1) 26.4 percent less energy supplied to electric utility customers due to greater participation in customer choice, and (2) the 1998 inclusion in revenues of $23.3 million related to deferred energy costs. Partially offsetting this decrease was a 75.3 percent increase in energy supplied to other utilities in 1999, due to our decision to make 600 megawatts available during the first six months of 1999 to licensed generation suppliers to stimulate competition, and increased capacity available to sell as a result of participation in customer choice. The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier.

                                            KWH Supplied
                                            ------------
                                            (In Millions)
                                 --------------------------------------
                                   1999         1998      Change
-----------------------------------------------------------------------
Residential                        2,533        3,190     (20.6)%
Commercial                         3,811        5,580     (31.7)%
Industrial                         2,581        3,358     (23.1)%
-----------------------------------------------------
  Sales to Electric
    Utility Customers              8,925       12,128     (26.4)%
Sales to Other Utilities           3,347        1,909      75.3 %
-----------------------------------------------------
Total Sales                       12,272       14,037     (12.6)%
=======================================================================

   Operating expenses decreased $68.6 million or 12.8 percent from 1998, as a result of lower energy costs and the reclassification of Beaver Valley Unit 2 lease costs to financing charges in 1999. (See "Generation Divestiture" discussion on page 35.)

   In 1999, fuel and purchased power expense decreased by $37.4 million or 14.2 percent compared to 1998. This decrease was the result of reduced energy supply requirements, due to customer choice, and a favorable energy supply mix. Generating station availability was improved in 1999.

   Depreciation and amortization expense decreased $36.5 million or 23.0 percent compared to 1998. During 1998, prior to the PUC's final restructuring order, we accelerated depreciation of generation assets to minimize potential transition costs. Depreciation for the remainder of 1998 and CTC amortization for 1999 were in accordance with PUC-approved rates.

   In 1999 there was a $30.7 million or 52.4 percent increase in interest and other charges compared to 1998. The increase reflects $35.2 million of Beaver Valley Unit 2 lease-related costs reclassified as financing costs in 1999, partially offset by a reduced allocation of total financing cost to the electricity supply business segment.

   Water Distribution Business Segment. The water distribution business segment had $9.4 million of income before intercompany charges in 1999, compared to $1.7 million in 1998, an increase of $7.7 million. During 1999, AquaSource acquired 46 water distribution utilities for $142 million, of which $133 million was cash and $9 million was DQE preferred stock. These acquisitions more than doubled the size of this business segment, and resulted in increases in operating revenues, operating expenses and depreciation.

   Operating revenues increased by $70.8 million during 1999. The increase was primarily the result of increased revenues from utility customers (approximately $43 million) and increased contract operations (approximately $22 million).

   Operating expenses increased by $50.4 million as a result of the 1999 acquisitions.

   Depreciation and amortization expense includes depreciation of utility delivery systems and the amortization of goodwill on acquisitions. The $9.7 million increase was attributable to increases in both depreciation and amortization related to the larger size of the business.

   Interest and other charges in the water delivery business segment are primarily intercompany and are eliminated in consolidation. During 1999, intercompany borrowings for acquisitions increased substantially.

   All Other. The all other category contributed $44.3 million to net income before intercompany charges in 1999, compared to $64.9 million in 1998, a decrease of $20.6 million or 31.7 percent.

   Operating revenues increased in 1999 by $37.7 million or 62.4 percent compared to 1998. This increase was primarily the result of increased revenues from our propane delivery business acquisitions, bottled water delivery sales, and other new investments through the activities of our other business lines.

   In 1999, operating expenses increased $67.8 million or 106.1 percent over 1998. This increase was primarily the result of increased expenses from our propane delivery business acquisitions, bottled water delivery business, and the growth of our other business lines'start-up and developmental activities.

   In 1999, depreciation and amortization expense increased by $3.5 million or
27.3 percent, primarily due to the acquisition of propane delivery companies.

   Other income in 1999 was $11.6 million or 9.6 percent higher than in 1998. This increase was primarily the result of gains on the disposition of real estate investments, leases and other non-strategic investments. The increase was also the result of new investments made by our other business lines during late 1998 and throughout 1999.

   Interest and other charges increased $11.0 million or 80.9 percent in 1999, the result of higher long-term debt interest expense, primarily related to borrowing activity at DQE Capital.


LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures
   We spent approximately $150.0 million, $147.2 million and $190.5 million in 2000, 1999 and 1998 for capital expenditures. Approximately $91.8 million, $100.3 million and $113.3 million in 2000, 1999 and 1998 was spent for electric utility construction, and approximately $44.8 million, $27.2 million and $7.7 million in 2000, 1999 and

1998 was spent for water utility construction. The remaining capital expenditures were related to our other business lines and other investments. The 1998 capital expenditure level was higher, as it included $41 million related to facility construction for the production of alternative fuels. We estimate that we will spend, excluding allowance for funds used during construction (AFC), approximately $61 million for electric utility construction in each of the years 2001, 2002 and 2003; $47 million (including $31 million for environmental compliance), $20 million and $18 million for water utility construction in 2001, 2002 and 2003; and $40 million for construction at our landfill gas sites in 2001. Additionally, our other business lines will spend approximately $11 million, $6 million and $6 million for construction in 2001, 2002 and 2003.

   Acquisitions and Dispositions

   On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion for approximately $1.7 billion dollars. (See "Generation Divestiture" discussion on page 17.)

   We also received $287 million of proceeds from the sale of a water utility system and various other non-strategic investments, including affordable housing investments and DQE Energy Services' alternative fuel facilities. The alternative fuel transaction includes a seven year contract to reassemble and operate several of the facilities.

   During 2000, Duquesne Light purchased from Itron, Inc. the Customer Advanced Reliability System, the automated electronic meter reading system developed by Itron for use with our electricity utility customers. We had previously leased these assets. Additionally, AquaSource received final regulatory approval pending from 1999 to acquire 13 water and water-related companies for approximately $11 million.

   In 1999 we invested $196 million and issued $9 million of DQE preferred stock in the acquisition of water and propane companies. AquaSource acquired 46 water and water-related companies and DQE Systems acquired 18 propane delivery companies. Also during 1999, we completed the power station exchange with FirstEnergy, which included the assumption of $359.2 million of sale leaseback obligation bonds in conjunction with the termination of the Beaver Valley Unit 2 lease. We also disposed of several non-strategic real estate and lease investments. Proceeds from these dispositions totaled $143 million.

   In 1998, AquaSource acquired 33 water and water-related companies for a total investment of approximately $156 million. Of this total investment, $122 million was cash and $34 million was the issuance of DQE preferred stock. Dispositions in 1998 relate to assets acquired through leasehold interest investments.

Long-Term Investments

   We have made long-term investments in the following areas: leases, affordable housing, electronic commerce, energy services and technologies, communications, and landfill and coal-bed methane gas reserves. In 1999 and 1998 we also invested in deposits in nuclear decommissioning funds related to Duquesne Light's nuclear-powered plants.

   Our long-term investing activities during 2000 totaled $84 million, and included investments in landfill and natural gas reserves; affordable housing investments; and electronic commerce, energy services and technologies, and communications investments in 13 new and existing businesses. These businesses include Beacon Power, which designs and develops flywheel energy storage technology; and National Water and Power, a leading provider of utility submetering services and customer information systems software.

   During 1999, Duquesne Light invested approximately $60 million in the nuclear decommissioning trust funds, in order to fully fund the decommissioning liability, prior to transferring both the trust funds and the liability to FirstEnergy in the power station exchange. (See "Generation Divestiture" discussion on page 17.) Cash related to this funding was collected during the year through the CTC component of customer bills. Other long-term investing activities during 1999, primarily engaged in by our other business lines, totaled $30 million and included landfill gas reserves; a joint venture that designs, engineers and constructs landfill gas collection systems; affordable housing partnerships; and various electronic commerce, energy services and technologies, and communications investments. These included investments in Predictive Data, Inc., which offers an insurance product to replace security deposits; and OnlineChoice.com, which creates customer pools on the Internet to purchase utility services at volume discounts.

   During 1998, Duquesne Light invested approximately $9 million in the nuclear decommissioning trust funds. Other long-term investing activities during 1998, primarily engaged in by our other business lines, totaled $60 million and included investments in various electronic commerce, energy services and technologies and communications investments. These included investments in Control Solutions, a provider of heating, ventilation and air conditioning, energy controls, mechanical engineering and lighting; and Enermetrix, a provider of electronic commerce technology and solutions to the energy industry.

Financing
   In 2000, we needed to raise less capital than in 1999 due to the receipt of generation asset sale proceeds and the significant reduction in propane and water company acquisitions. During 2000 we repurchased approximately 16 million shares of our common stock on the open market for approximately $650 million, and approximately 248,000 shares of DQE preferred stock for approximately $20.8 million. The DQE preferred stock was repurchased below par value, favorably impacting our earnings available for common shareholders. The accounting for these transactions, in accordance with accounting principles generally accepted in the United States of America, enabled us to record a credit to preferred stock dividends in the period of the repurchase for the amount by which the market value of the securities exceeded the repurchase price. The amount by which the par value of the DQE preferred stock exceeded the market value was recorded as a decrease in our investment in AquaSource, as these securities were issued to finance AquaSource acquisitions.

   With the issuance of $150 million of floating rate two-year notes in January 2000 and the proceeds of the generation asset sale in April 2000 and various other asset sales, we repurchased common and preferred stock and retired $350 million of long-term bonds, $399 million of maturing bonds, $343 million of commercial paper, and $65 million of maturing notes. Additionally during 2000, we invested $150 million in capital expenditures, $84 million in long-term investments and $43 million in acquisitions. We also paid approximately $100 million in dividends on capital stock.

   At December 31, 2000, we had $89.5 million of current debt maturities and no commercial paper borrowings outstanding. During 2000, the maximum amount of bank loans and commercial paper borrowings outstanding was $373.3 million, the amount of average daily borrowings was $34.4 million, and the weighted average daily interest rate was 6.1 percent.

   During 1999, in addition to capital provided from operations, we raised capital to continue our water and propane delivery company acquisition program, to effect the termination of the Beaver Valley Unit 2 lease, and to begin our recapitalization program in anticipation of the generation divestiture. As previously discussed, we invested $196 million in acquisitions, $147 million in capital expenditures, and $90 million in nuclear decommissioning and other long-term investments during 1999. Additionally, in connection with the power station exchange, we paid approximately $234 million in termination costs and $43 million in related taxes to cancel the Beaver Valley Unit 2 lease. Of this total amount, $107 million represents costs previously approved for recovery through the CTC. The remaining $170 million is included on the consolidated balance sheet as divestiture costs as of December 31, 1999. As part of this transaction, the lease liability recorded on the consolidated balance sheet was eliminated. Prior to cancelling the Beaver Valley Unit 2 lease, we paid approximately $42 million to terminate our nuclear fuel lease (the nuclear fuel was transferred to FirstEnergy in the power station exchange). During 1999 we repurchased 5.7 million shares of DQE common stock on the open market for approximately $217 million. These purchases occurred primarily in the fourth quarter. Additional capital was required for the maturity of $75 million of mortgage bonds, the repurchase of approximately $2 million of DQE preferred stock and the payment of $117 million of dividends.

   To meet these capital requirements, and to serve as a bridge until the receipt in 2000 of our generation divestiture proceeds, we undertook several financing initiatives during 1999. At year-end, we had $343 million of commercial paper borrowings outstanding, and $469 million of current debt maturities. During 1999, the maximum amount of bank loans and commercial paper borrowings outstanding was $368.9 million, the amount of average daily borrowings was $46.3 million, and the weighted average daily interest rate was
5.6 percent. We issued $290 million of first mortgage bonds with a one-year term, callable in May 2000. The interest rate on the bonds was 6.53 percent. This debt was used to fund the Beaver Valley Unit 2 lease termination costs. On a longer-term basis, in the third quarter we issued $100 million of 83/8 percent notes, due in September 2039. In addition to these financings, as previously discussed, we issued $9 million of DQE preferred stock in conjunction with acquisitions by AquaSource.

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

Future Capital Requirements and Availability
   We expect to meet our current obligations and debt maturities through 2005 with funds generated from operations, through new financings and short-term borrowings.

   We have $85 million of term notes that mature in 2001, $150 million of medium-term notes that mature in 2002 and $100 million of first mortgage bonds that mature in 2003. We have the option and expect to refinance the $150 million of medium-term notes in 2002.

   We estimate that we will spend approximately $159 million, $87 million and $85 million for construction; and $180 million, $244 million and $306 million for long-term investments in 2001, 2002 and 2003, subject to the results of our strategic review process.

   We maintain two separate revolving credit agreements, one for $300 million expiring in June 2001 and one for $225 million expiring in September 2001. We have the option to convert each revolver into a term loan facility for a period of one or two years, respectively, for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At December 31, 2000 and 1999, no borrowings were outstanding. Related to these and other credit facilities, we are subject to financial covenants requiring certain cash coverage and debt-to-capital ratios. At December 31, 2000, we were in compliance with all of our financial covenants.

   With customer choice fully in effect, and our generation asset divestiture complete, all of our electric utility customers are now buying their generation directly from alternative suppliers or indirectly from Orion through the Duquesne Light provider of last resort service arrangement. Customer revenues on the income statement include revenues from provider of last resort customers. Although we collect these revenues, we pass them on (net of gross receipts tax) to Orion. In addition, rates for residential customers will drop by 21 percent with the final CTC collection. Duquesne Light also agreed to freeze its generation rates through 2004 and its transmission and distribution rates through 2003. The margin earned through Duquesne Light's extended provider of last resort arrangement is expected to partially offset this revenue reduction. (See "Provider of Last Resort" and "Rate Freeze" discussions on page 18.)

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

   The Customer Choice Act enables Pennsylvania's electric utility customers to shop, purchasing electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of February 28, 2001, approximately 30.8 percent of Duquesne Light's customers had chosen alternative generation suppliers, representing approximately 25.6 percent of Duquesne Light's non-coincident peak load. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed on page 36). Recently, two alternative generation suppliers have decided to exit the retail supply business, which is expected to increase the number of customers participating in our provider of last resort service.

   Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light the CTC and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Generation Divestiture

   On December 3, 1999, Duquesne Light completed the exchange of its partial interests in five power plants for three wholly owned power plants from FirstEnergy. In connection with this exchange, we terminated the Beaver Valley Unit 2 lease in the fourth quarter of 1999.

   On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion. Orion purchased all of Duquesne Light's power stations, including those received from FirstEnergy, for approximately $1.7 billion.

   In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. As originally approved, Duquesne Light's transition costs were to be recovered over a seven-year period ending in 2005. However, due to the success of the generation asset sale to Orion, this recovery period has been significantly shortened. On January 18, 2001, the PUC issued an order approving our final accounting for the sale proceeds, including the net recovery of $276 million of transaction costs related to the generation exchange and sale. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Rates will then decrease 21 percent for residential customers who continue to take provider of last resort service from Duquesne Light pursuant to the second agreement with Orion discussed below. Once the CTC collection period ends for all rate classes, rates will decrease on average 17 percent system-wide for provider of last resort customers. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $411 million ($251 million net of tax) at December 31, 2000. A slightly lower amount is shown on the balance sheet due to the accounting for the cumulative effect of a change in accounting principle for unbilled revenues. Duquesne Light is allowed to earn an 11 percent pre-tax return on this net amount.

Provider of Last Resort
   Although no longer a generation supplier, as the provider of last resort for all customers in its service territory Duquesne Light must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply Duquesne Light with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. On December 20, 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004. The agreement also permits Duquesne Light, following CTC collection, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

Rate Freeze
   An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, Duquesne Light agreed to extend this rate cap for an additional six months through the end of 2001. Subsequently, in connection with the December 20 provider of last resort agreement described previously, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

FERC Order No. 2000
   On December 15, 1999, the FERC issued its Order No.2000, which calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations. The goal of the order is to put transmission facilities in a region under common control in an effort to reduce costs. On October 16, 2000, Duquesne Light informed the FERC of its plan to join a regional transmission organization at the earliest practicable date. Duquesne Light is actively negotiating with the Pennsylvania-New Jersey-Maryland Interconnection to establish the PJM West regional transmission organization. Duquesne Light's ultimate decision will depend in part on the outcome of the strategic review process.

AquaSource Rate Applications
   AquaSource has filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. The requested rate increases were to be phased in over twelve months. The first increase was effective July 17, 2000 and the second will become effective on July 17, 2001. AquaSource proposes to replace the more than 100 separate tariffs of its acquired companies with a single water tariff and a single sewer tariff using uniform, system-wide rates. AquaSource is also requesting substantial changes to the customer service rules, extension policies, water rationing plans, and customer service applications to create uniformity and achieve conformity with recent regulatory changes. If this request is approved, annual water and sewer revenues will increase by approximately $7 million after the phase-in period is completed.

   Subject to possible suspension by a later interim or final rate order, AquaSource's proposed rates were implemented on the July 17, 2000 effective date and are being charged (subject to refund with interest) pending the final order on each application by the regulatory authority having jurisdiction. In Texas, certain municipalities have original jurisdiction within corporate limits over water and sewer utility rates. The TNRCC has statewide original jurisdiction over the rates and services in all other areas, and has appellate jurisdiction over all municipal rate orders. Either regulatory authority may hold a hearing regarding AquaSource's application. Included in 2000 revenues was approximately $1.9 million related to this rate increase, of which $0.5 million was deferred for potential disallowance.

   In addition, the regulatory authority may set interim rates or order an escrow of increased revenues at any time during the rate case. If an interim rate or escrow is ordered, the regulatory authority must render its final decision within 335 days after the effective date of the interim rates or escrow; otherwise, the proposed rates are approved as a matter of law. Thirteen of the municipalities have either approved the requested rate increase or failed to act on a timely basis, and therefore the increase is deemed approved in those locations.

   Three municipalities have denied the proposed increase outright, and a fourth has established rates significantly lower than requested. AquaSource has appealed these municipal rate orders to the TNRCC. It is customary for the TNRCC to consolidate all municipal appeals with the general rate case and to issue one uniform rate order affecting all service areas. The TNRCC held a preliminary hearing on November 29, 2000, setting the schedule for discovery and filing testimony. Hearings are next scheduled for September 2001. The four municipalities are resisting efforts to consolidate their appeals. While there is no statutory deadline for a decision, AquaSource expects the TNRCC's final order to be issued by early 2002.

   As part of a major effort to maximize the potential recovery of its revenue requirements, AquaSource is planning to continue its rate initiatives in 2001, not only in Texas, but also in Indiana.


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

ITEM 8.       CONSOLIDATED FINANCIAL
              STATEMENTS AND
              SUPPLEMENTARY DATA.


REPORT OF INDEPENDENT AUDITORS

To the Directors and Shareholders of DQE, Inc.:

   We have audited the accompanying consolidated balance sheets of DQE, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of DQE, Inc.'s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DQE, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note A to the financial statements, DQE, Inc. changed its method of accounting for unbilled revenues as of January 1, 2000.




/s/  Deloitte  & Touche  LLP
Pittsburgh,  Pennsylvania
February 1, 2001

Statement of Consolidated Income and Comprehensive Income

-------------------------------------------------------------------------------------------------------
                                                 (Thousands of Dollars, Except Per Share Amounts)
                                                 ------------------------------------------------
                                                             Year Ended December 31,
-------------------------------------------------------------------------------------------------------
                                                        2000           1999          1998
-------------------------------------------------------------------------------------------------------
Operating Revenues:
Electricity sales                                   $ 1,029,247    $ 1,093,537   $ 1,126,789
Water sales                                             112,151        101,613        30,941
Propane sales                                            53,721          9,495          --
Other                                                   132,485        136,556        96,821
-------------------------------------------------------------------------------------------------------
   Total Operating Revenues                           1,327,604      1,341,201     1,254,551
-------------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel and purchased power                                347,859        225,182       262,560
Other operating                                         413,531        437,679       343,442
Maintenance                                              50,623         75,400        74,908
Depreciation and amortization                           343,232        196,319       219,920
Taxes other than income taxes                            68,070         87,779        81,318
-------------------------------------------------------------------------------------------------------
   Total Operating Expenses                           1,223,315      1,022,359       982,148
-------------------------------------------------------------------------------------------------------
Operating Income                                        104,289        318,842       272,403
-------------------------------------------------------------------------------------------------------
Other Income                                            227,727        152,003       134,801
-------------------------------------------------------------------------------------------------------
Interest and Other Charges                              123,610        158,707       109,534
-------------------------------------------------------------------------------------------------------
Income Before Income Taxes, Extraordinary Item
  and Cumulative Effect of Accounting Change            208,406        312,138       297,670
-------------------------------------------------------------------------------------------------------
Income Taxes                                             70,350        110,722       100,982
-------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item and
  Cumulative Effect of Accounting Change                138,056        201,416       196,688
-------------------------------------------------------------------------------------------------------
Extraordinary Item -- Net of Tax                           --             --         (82,548)
Cumulative Effect of Change in
  Accounting Principle -- Net                            15,495           --            --
-------------------------------------------------------------------------------------------------------
Net Income                                              153,551        201,416       114,140
-------------------------------------------------------------------------------------------------------
Other Comprehensive Income:
  Unrealized holding gains (losses), net of tax of
  $14,337, $1,081, and $(2,445)                          26,625          1,540        (3,448)
-------------------------------------------------------------------------------------------------------
Comprehensive Income                                $   180,176    $   202,956   $   110,692
=======================================================================================================
Dividends on Preferred Stock                               (806)         1,569           866
-------------------------------------------------------------------------------------------------------
Comprehensive Earnings Available for Common Stock   $   180,982    $   201,387   $   109,826
=======================================================================================================
Average Number of Common Shares Outstanding
  (Thousands of Shares)                                  63,348         75,463        77,683
=======================================================================================================
Basic Earnings Per Share*                           $      2.44    $      2.65   $      1.46
=======================================================================================================
Diluted Earnings Per Share**                        $      2.39    $      2.62   $      1.46
=======================================================================================================
Comprehensive Earnings Per Share*                   $      2.86    $      2.67   $      1.42
=======================================================================================================
Diluted Comprehensive Earnings Per Share**          $      2.80    $      2.64   $      1.42
=======================================================================================================
Dividends Declared Per Share of Common Stock        $      1.62    $      1.54   $      1.46
=======================================================================================================

 * Includes $0.25 related to the cumulative effect of a change in accounting principle in 2000 and the $(1.06) PUC restructuring charge in 1998.
** Includes $0.24 related to the cumulative effect of a change in accounting principle in 2000 and the $(1.03) PUC restructuring charge in 1998.

See notes to consolidated financial statements.

Consolidated Balance Sheet

-------------------------------------------------------------------------------------------------------
                                                                          (Thousands of Dollars)
                                                                     ----------------------------------
                                                                             As of December 31,
                                                                     ----------------------------------
ASSETS                                                                     2000               1999
-------------------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                                   $      15,807      $    54,229
-------------------------------------------------------------------------------------------------------
Receivables:
  Electric customer accounts receivable                                     134,187           82,314
  Other electric utility receivables                                         16,578           32,582
  Water customer accounts receivable                                         17,260           17,851
  Other receivables                                                          80,231           60,781
  Less: Allowance for uncollectible accounts                                (11,861)          (9,280)
-------------------------------------------------------------------------------------------------------
    Total Receivables - Net                                                 236,395          184,248
-------------------------------------------------------------------------------------------------------
Materials and supplies (at average cost):
  Operating and construction                                                 24,077           37,536
  Coal                                                                           --           17,705
-------------------------------------------------------------------------------------------------------
    Total Materials and Supplies                                             24,077           55,241
-------------------------------------------------------------------------------------------------------
Income tax asset                                                             91,438               --
Other current assets                                                         21,109           81,939
-------------------------------------------------------------------------------------------------------
    Total Current Assets                                                    388,826          375,657
-------------------------------------------------------------------------------------------------------
Long-Term Investments:
  Leveraged leases                                                          442,608          409,461
  Gas reserves                                                              104,664           89,390
  Affordable housing                                                         65,885           79,752
  Available-for-sale securities                                              55,979            6,921
  Other leases                                                               16,294           17,162
  Other                                                                      75,278           36,598
-------------------------------------------------------------------------------------------------------
    Total Long-Term Investments                                             760,708          639,284
-------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
  Electric plant in service                                               1,854,013        3,856,719
  Water plant in service                                                    239,758          158,219
  Propane distribution plant                                                 41,889           40,628
  Construction work in progress                                              59,100           84,313
  Other                                                                     216,557          221,393
-------------------------------------------------------------------------------------------------------
  Gross property, plant and equipment                                     2,411,317        4,361,272
  Less: Accumulated depreciation and amortization                          (704,246)      (2,541,236)
-------------------------------------------------------------------------------------------------------
    Total Property, Plant and Equipment - Net                             1,707,071        1,820,036
-------------------------------------------------------------------------------------------------------
Other Non-Current Assets:
  Transition costs                                                          396,379        2,008,171
  Regulatory assets                                                         326,581          224,002
  Divestiture costs                                                              --          218,653
  Other                                                                     286,408          315,158
-------------------------------------------------------------------------------------------------------
    Total Other Non-Current Assets                                        1,009,368        2,765,984
-------------------------------------------------------------------------------------------------------
      Total Assets                                                      $ 3,865,973      $ 5,600,961
=======================================================================================================

See notes to consolidated financial statements

-------------------------------------------------------------------------------------------------------
                                                                               (Thousands of Dollars)
                                                                            ---------------------------
                                                                                  As of December 31,
                                                                            ---------------------------
LIABILITIES AND CAPITALIZATION                                                  2000           1999
-------------------------------------------------------------------------------------------------------
Current Liabilities:
  Current debt maturities                                                   $    89,519    $   469,248
  Notes payable                                                                   2,504        342,804
  Accounts payable                                                              144,306        106,143
  Accrued liabilities                                                            61,015         32,970
  Dividends declared                                                             26,037         31,427
  Other                                                                          27,193          1,051
-------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                   350,574        983,643
-------------------------------------------------------------------------------------------------------

Non-Current Liabilities:
  Deferred income taxes - net                                                   852,695      1,042,311
  Deferred income                                                               116,803        126,434
  Pension trust liability                                                        83,175         63,760
  Warwick Mine liability                                                         40,110         49,308
  Other                                                                          48,159         82,381
-------------------------------------------------------------------------------------------------------
    Total Non-Current Liabilities                                             1,140,942      1,364,194
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes B through N)
-------------------------------------------------------------------------------------------------------

Capitalization:
Long-Term Debt                                                                1,349,298      1,633,077
-------------------------------------------------------------------------------------------------------

Preferred and Preference Stock:
  DQE preferred stock                                                            17,361         42,170
  Preferred stock of subsidiaries                                               212,608        215,608
  Preference stock of subsidiaries                                               18,028         25,279
-------------------------------------------------------------------------------------------------------

  Total preferred and preference stock before deferred employee
    stock ownership plan (ESOP) benefit                                         247,997        283,057
-------------------------------------------------------------------------------------------------------
  Deferred ESOP benefit                                                          (6,583)       (10,875)
-------------------------------------------------------------------------------------------------------
    Total Preferred and Preference Stock                                        241,414        272,182
-------------------------------------------------------------------------------------------------------

Common Shareholders'Equity:
  Common stock - no par value (authorized - 187,500,000
    shares; issued - 109,679,154 shares)                                        994,834        994,935
  Retained earnings                                                           1,007,739        953,785
  Treasury stock (at cost) (53,793,330 and 37,912,995 shares)                (1,247,287)      (602,689)
  Accumulated other comprehensive income                                         28,459          1,834
-------------------------------------------------------------------------------------------------------
    Total Common Shareholders'Equity                                            783,745      1,347,865
-------------------------------------------------------------------------------------------------------
    Total Capitalization                                                      2,374,457      3,253,124
-------------------------------------------------------------------------------------------------------
      Total Liabilities and Capitalization                                  $ 3,865,973    $ 5,600,961
=======================================================================================================

See notes to consolidated financial statements

Statement of Consolidated Cash Flows

--------------------------------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
                                                                   -------------------------------------------------
                                                                                Year Ended December 31,
                                                                   -------------------------------------------------
                                                                        2000                1999            1998
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                         $   153,551            $   201,416    $   114,140
Principal non-cash charges (credits) to net income:
  Depreciation and amortization                                        343,232                196,319        219,920
  Capital lease, nuclear fuel and investment amortization               35,904                 60,470         80,574
  Cumulative effect of a change in accounting principle, net           (15,495)                    --             --
  Extraordinary item, net of tax                                            --                     --         82,548
  Investment income                                                    (33,000)               (79,747)      (111,904)
  Gain on disposition of investments                                   (69,533)               (44,027)        (6,809)
  Deferred taxes                                                      (109,006)                73,461        119,945
Changes in working capital other than cash                             107,407                (58,057)       (34,271)
Other                                                                  (81,903)                 5,644       (101,076)
--------------------------------------------------------------------------------------------------------------------
    Net Cash Provided from Operating Activities                        331,157                355,479        363,067
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of generation assets, net of
  federal income tax payment of $157,424                             1,547,607                     --             --
Proceeds from sale of investments, net of federal
  income tax payment of $52,784, $17,611, and $2,724                   233,909                125,483          4,085
Acquisition of propane companies                                            --                (63,364)            --
Acquisition of water companies                                         (11,059)              (133,023)      (122,007)
Other acquisitions                                                     (32,000)                    --             --
Funding of nuclear decommissioning trust                                    --                (59,861)        (8,878)
Divestiture costs                                                      (78,752)               (47,449)            --
Long-term investments                                                  (84,246)               (29,671)       (60,017)
Capital expenditures                                                  (150,046)              (147,236)      (190,548)
Other                                                                  (19,080)               (11,506)       (22,466)
--------------------------------------------------------------------------------------------------------------------
    Net Cash Provided from (Used in) Investing Activities            1,406,333               (366,627)      (399,831)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Issuance of debt                                                       149,746                386,624        140,000
Increase in notes payable                                                 --                  342,804           --
Beaver Valley lease termination                                           --                 (277,226)          --
Dividends on common and preferred stock                                (99,597)              (117,302)      (114,218)
Reduction of commercial paper                                         (342,804)                  --             --
Repurchase of common and preferred stock                              (665,372)              (216,713)       (14,155)
Reductions of long-term obligations:
  Capital leases                                                          (110)               (42,423)       (12,897)
  Long-term debt                                                      (814,236)               (90,667)      (198,272)
Other                                                                   (3,539)               (27,896)       (11,930)
--------------------------------------------------------------------------------------------------------------------
    Net Cash Used in Financing Activities                           (1,775,912)               (42,799)      (211,472)
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                   (38,422)               (53,947)      (248,236)
Cash, beginning of period                                               54,229                108,176        356,412
--------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of year                 $    15,807            $    54,229    $   108,176
====================================================================================================================

Supplemental Cash Flow Information
--------------------------------------------------------------------------------------------------------------------
Cash Paid During The Year:
--------------------------------------------------------------------------------------------------------------------
Interest (net of amount capitalized)                               $   109,918            $   100,083    $    91,462
--------------------------------------------------------------------------------------------------------------------
Income taxes                                                       $   162,748            $    35,108    $    27,978
--------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

Statement of Consolidated Retained Earnings

-------------------------------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)
                                                            -------------------------------------------
                                                                         As of December 31,
                                                            -------------------------------------------
                                                                 2000            1999           1998
-------------------------------------------------------------------------------------------------------
Balance at beginning of year                                $   953,785      $   869,671    $   869,749
  Net income                                                    153,551          201,416        114,140
  Dividends declared                                            (99,597)        (117,302)      (114,218)
-------------------------------------------------------------------------------------------------------
Balance at End of Year                                      $ 1,007,739      $   953,785    $   869,671
========================================================================================================

See notes to consolidated financial statements

Notes to Consolidated Financial Statements


A. SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES

Consolidation

   DQE, Inc. is a multi-utility delivery and services company. Our operating subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, Inc.; DQE Enterprises, Inc.; DQE Financial Corp.; DQE Communications; and ProAm, Inc. Our financial, non-operating subsidiaries are Cherrington Insurance, Ltd. and DQE Capital Corporation.

   Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy. On April 28, 2000, Duquesne Light sold its generation assets to Orion Power MidWest, L.P. for approximately $1.7 billion. (See "Generation Divestiture" discussion, Note F on page 29.)

   AquaSource, our second largest operating subsidiary, is a water resource management company that acquires, develops and manages water and wastewater systems and complementary businesses.

   Our other business lines engage in a wide range of complementary initiatives, including the following: the distribution of propane; the production of landfill gas; investments in electronic commerce, energy-related technology and communications systems; energy facility development and operation; and independent power production. DQE Capital and Cherrington Insurance provide financing and insurance services for DQE and various affiliates.

   All material intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

Strategic Review Process

   As we announced on December 6, 2000, we have commenced a comprehensive, market-based strategic and financial review of our entire company and our component businesses. With a primary focus on maximizing shareholder value, this review could result in the divestiture of some or all of our component businesses, including the sale of the entire company. We have retained SG Barr Devlin and The NorthBridge Group to assist in this process, which is expected to be completed during the second quarter of 2001.

Basis of Accounting

   DQE and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light's electric utility operations are also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission
(FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters. Additionally, AquaSource's water utility operations are regulated by various authorities within the states where they operate, as well as the National Association of Regulatory Utility Commissioners, as to rates, accounting and other matters.

   As a result of our PUC-approved restructuring plan (see "Rate Matters," Note F, on page 29), the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs was adjusted by receipt of the generation asset sale proceeds during the second quarter of 2000. The electricity delivery business segment continues to meet SFAS No.71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters," Note F, on page 29.) These regulatory assets consist of a regulatory tax receivable of approximately $286.0 million, unamortized debt costs of approximately $30.4 million, and deferred employee costs of approximately $10.2 million.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Revenues from Utility Sales

   Duquesne Light's electric utility operations provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we historically sold electricity to other utilities. (See "Generation Divestiture" discussion, Note F, on page 29.) Duquesne Light's meters are read monthly and electric utility customers are billed on the same basis. On January 1, 2000, Duquesne Light adopted the policy of recording unbilled customer revenues to better reflect the revenues generated from the amount of energy supplied and delivered to electric utility customers in a given accounting period. Previously, revenues from electric utility customers were recorded in the accounting period for which they were billed. Revenues recorded now reflect actual customer usage in an accounting period, regardless of when billed. The effect of this new policy is reflected on the income statement, net of tax and associated expenses, as a cumulative effect of a change in accounting principle in 2000.

   AquaSource's water utility operations currently provide service to more than 400,000 water and wastewater customer connections in 20 states. AquaSource records revenues for water customers in the period they are billed and also accrues unbilled revenues.

Maintenance

   Effective January 1, 1999, as a result of the PUC's final restructuring order, all electric utility maintenance costs are expensed as incurred. Historically, incremental maintenance costs incurred for refueling outages at Duquesne Light's nuclear units (which all were acquired by FirstEnergy Corp. in the December 1999 power station exchange) were deferred for amortization over the period between refueling outages (generally 18 months). Duquesne Light would accrue, over the periods between outages, anticipated costs for scheduled major fossil generating station outages. Maintenance costs incurred for non-major scheduled outages and for forced outages were charged to expense as such costs were incurred. Subsequent to the generation asset sale, all electric utility maintenance costs now relate to transmission and distribution, and are expensed as incurred.

Depreciation and Amortization

   Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated remaining useful lives of properties. Depreciation expense of $93.0 million, $102.0 million and $175.6 million was recorded in 2000, 1999 and 1998. Goodwill, representing the excess of the cost over the net tangible and identifiable assets of acquired businesses, is stated at cost and is amortized on a straight-line basis over the estimated future periods to be benefited (25 to 40 years). Goodwill is included in other non-current assets on the consolidated balance sheet. Amortization of gas reserve investments and depreciation of related property are on a units of production method over the total estimated gas reserves. Amortization of interests in affordable housing partnerships is based upon a method that approximates the equity method; amortization of certain other leases is on the basis of benefits recorded over the lives of the investments. Depreciation and amortization of other properties are calculated on various bases. Amortization of transition costs represents the difference between CTC revenues billed to customers (net of gross receipts tax) and the allowed return on our unrecovered net transition cost balance (11 percent pre-tax).

   In 1998 Duquesne Light recorded nuclear decommissioning costs under the category of depreciation and amortization expense, and accrued a liability, equal to that amount, for nuclear decommissioning expense. In 1999, these costs are included in transition cost amortization.

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

   For the electricity delivery business segment, we recognize a regulatory asset for deferred tax liabilities that are expected to be recovered from customers through rates. (See "Rate Matters," Note F, and "Income Taxes," Note H, on pages 29 and 31.) Reversals of accumulated deferred income taxes are included in income tax expense.

Other Operating Revenues and Other Income

   Other operating revenues include non-kilowatt-hour (KWH) electric utility revenues, and revenues from our other business lines' operating activities.

   ProAm, our propane delivery subsidiary, has more than 70,000 customers in seven states. ProAm records revenues at the point of sale.

   SFAS No. 13, Accounting for Leases (SFAS No. 13), allows for the recognition of lease transactions as sales-type leases if certain criteria are met. DQE Communications, a telecommunications subsidiary, recorded two such transactions that met the criteria of SFAS No. 13 in 2000. These transactions resulted in the recognition of approximately $8.5 million of revenues and $4.9 million of net income in 2000.

   Other income primarily is made up of income from long-term investments, and gains or losses from the disposition of certain assets. The income is separated from other revenues, as the investment income does not result from operating activities.

Receivables

   Receivables on the balance sheet are comprised of outstanding billings for electric and water customers and other utilities, and the outstanding billings of our other business lines. In addition, at December 31, 2000, electric customer receivables reflects a $41.5 million accrual for the cumulative effect of a change in accounting principle for unbilled revenues.

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

   The asset values of the electricity supply business segment properties, as reflected on the balance sheet as of December 31, 1999, were written down to market value in conjunction with the PUC's final restructuring order.

   Substantially all of the electric utility properties are subject to a first mortgage lien.

Temporary Cash Investments

   Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at market, which approximates cost. We consider temporary cash investments to be cash equivalents.

Earnings Per Share

   In 2000, we began reporting comprehensive earnings per share to appropriately disclose the fundamental change in our underlying business and the change in the way financial markets are valuing us. Comprehensive earnings per share includes both basic earnings per share and the per share contribution of changes in valuation of our investments in marketable securities.

   Basic and comprehensive earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted basic and diluted comprehensive earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, DQE preferred stock and stock options. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted basic and diluted comprehensive earnings per share for 2000, 1999 and 1998.

Diluted Earnings Per Share for the Year Ended December 31,
---------------------------------------------------------------------

                                        2000       1999       1998
---------------------------------------------------------------------
(Thousands of Dollars)
Income before
  extraordinary item
  and accounting change               $138,862  $199,847     $195,822
Comprehensive income
  before extraordinary
  item and accounting
  change                              $165,487  $201,387     $192,374
---------------------------------------------------------------------
Extraordinary item--net                     --        --      (82,548)
Cumulative effect of
  accounting change--net                15,495        --           --
---------------------------------------------------------------------
Earnings for common                    154,357   199,847      113,274
Comprehensive earnings
  for common                           180,982   201,387      109,826
Dilutive effect of:
  ESOP dividends                         1,568     2,121        2,183
  Preferred stock dividends               (806)    1,569          866
---------------------------------------------------------------------
  Diluted Earnings
  for Common                          $155,119  $203,537     $116,323
=====================================================================
  Diluted Comprehensive
  Earnings for Common                 $181,744  $205,077     $112,875
=====================================================================
(Thousands of Shares)
Basic average shares                    63,348    75,463       77,683
Dilutive effect of:
  ESOP shares                              872     1,128        1,169
  DQE preferred stock                      781     1,066          928
  Stock options                              1        19           59
---------------------------------------------------------------------
Diluted average shares                  65,002    77,676       79,839
---------------------------------------------------------------------
Diluted earnings per share:
  Before extraordinary item
   and accounting change               $  2.15  $   2.62    $    2.49
  Extraordinary item                   $    --  $     --    $   (1.03)
  Accounting change                    $  0.24  $     --    $      --
---------------------------------------------------------------------
  Diluted Earnings
  Per Share                            $  2.39  $   2.62    $    1.46
=====================================================================
Diluted comprehensive earnings
  per share:
  Before extraordinary item
   and accounting change               $  2.56  $   2.64    $    2.45
  Extraordinary item                   $    --  $     --    $   (1.03)
  Accounting change                    $  0.24  $     --    $      --
---------------------------------------------------------------------
 Diluted Comprehensive
 Earnings Per Share                    $  2.80  $   2.64    $    1.42
=====================================================================

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

Reclassification

   The 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

Recent Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, which became effective for us on January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. We have evaluated the impact on our financial statements and have determined that the adoption of this statement will not have a material impact on our results of operations, financial position or cash flows.

FASB Exposure Draft

   On February 14, 2001, the FASB issued a revised Exposure Draft of a proposed Statement, Business Combinations and Intangible Assets. This Exposure Draft proposes significant changes to the accounting for goodwill recorded in a business combination under the purchase method of accounting. In essence, it proposes that goodwill no longer be amortized and recorded as an expense, but tested for impairment. If the goodwill is proven to be impaired, an impairment loss would be recorded in the period of impairment. During 2000, we recorded $8.8 million of expense related to goodwill amortization. The FASB Exposure Draft was open to comment until March 16, 2001.

B. CHANGES IN WORKING CAPITAL OTHER THAN CASH

Changes in Working Capital Other than Cash
(Net of Dispositions and Acquisitions)
for the Year Ended December 31,

--------------------------------------------------------------------
                                    (Thousands of Dollars)
                            ----------------------------------------
                               2000        1999           1998
--------------------------------------------------------------------
Receivables                 $ (10,582)   $ (17,303)   $ (19,080)
Materials and supplies         (8,957)      40,347      (10,942)
Other current assets          (30,600)     (67,634)      (1,020)
Accounts payable               12,887      (15,859)      30,745
Other current liabilities     144,659        2,392      (33,974)
--------------------------------------------------------------------
  Total                     $ 107,407    $ (58,057)   $ (34,271)
====================================================================

C. PROPERTY, PLANT AND EQUIPMENT

   In April 2000, Duquesne Light sold its generation assets. Duquesne Light owns 9 transmission substations and 561 distribution substations (367 of which are located on customer-owned land and are used to service only those customers). Duquesne Light has 592 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 16,420 circuit-miles of lines and cable. These properties are used in the electricity delivery business segment.

   Duquesne Light owns, but does not operate, the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania. Mining operations ceased in March 2000, and reclamation began in April 2000. This property had been used in the electricity supply business segment.

   AquaSource owns and operates over 450 investor-owned water and wastewater systems and performs contract services for over 570 additional systems. These systems are comprised of distribution and collection lines, pump stations, treatment plants, storage tanks, reservoirs and related facilities. Properties are adequately maintained and units of property are replaced as and when necessary. AquaSource owns a substantial acreage of land, the greater part of which is located in watershed areas and used for the discharge of treated effluent, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes. These properties are used in our water distribution business segment.


D. LONG-TERM INVESTMENTS

   We have made equity investments in affordable housing and gas reserve partnerships as a limited partner. At December 31, 2000, we had investments in 9 affordable housing funds and 28 gas reserve sites. We are the lessor in 7 leveraged lease arrangements involving mining equipment, waste-to-energy facilities, high speed service ferries and natural gas processing equipment. These leases expire in various years beginning in 2011 through 2037. The recorded residual value of the equipment at the end of the lease terms is approximately one percent of the original cost. Our aggregate investment represents 20 percent of the aggregate original cost of the property, and is either leased to a creditworthy lessee or is secured by guarantees of the lessee's parent or affiliate. The remaining 80 percent was financed by non-recourse debt, provided by lenders who have been granted, as their sole remedy in the event of default by the lessees, an assignment of rentals due under the leases and a security interest in the leased property. This debt amounted to $928 million and $944 million at December 31, 2000 and 1999.

Net Leveraged Lease Investments at December 31,
---------------------------------------------------------------
                                      (Thousands of Dollars)
                                   ----------------------------
                                        2000           1999
---------------------------------------------------------------
Rentals receivable -- net            $ 612,872    $ 613,458
Estimated residual value                11,510       11,510
   Less: Unearned income              (181,774)    (215,507)
---------------------------------------------------------------
Leveraged lease investments            442,608      409,461
   Less: Deferred taxes               (291,117)    (232,366)
---------------------------------------------------------------
   Net Leveraged
   Lease Investments                 $ 151,491    $ 177,095
===============================================================

   Our other leases include investments in a waste-to-energy facility and other equipment. Deferred income, as shown on the consolidated balance sheet, primarily relates to certain gas reserve investments. Deferred amounts will be recognized as income over the lives of the underlying investments for periods not exceeding 15 years from the time of investment.

   The following lists the components of the net investment in sales-type leases included in other long-term investments on the consolidated balance sheet at December 31.

Components of Net Investment in Sales-Type Leases at December 31,

----------------------------------------------------------------
                                          (Thousands of Dollars)
                                         -----------------------
                                             2000        1999
----------------------------------------------------------------
Total minimum lease payments
 to be received                            $ 16,938    $   1,168
  Less: Estimated executory costs
        included in total minimum
        lease payments                           --           --
----------------------------------------------------------------
Minimum lease payments receivable            16,938        1,168
  Less: Allowance for uncollectibles             --           --
----------------------------------------------------------------
Net minimum lease payments
  receivable                                 16,938        1,168
----------------------------------------------------------------
Estimated residual values of
  leased property (unguaranteed)                 --           --
  Less: Unearned income                      (6,603)        (223)
----------------------------------------------------------------

  Net Investment in
  Sales-Type Leases                        $ 10,335      $   945
================================================================

E. ACQUISITIONS AND DISPOSITIONS

   During 2000, AquaSource invested approximately $11 million to acquire the stock or assets of water and water-related companies through the purchase method of accounting. These acquisitions were related to agreements entered into in 1999, and were consummated upon final regulatory approval in early 2000. There were no additional acquisitions in 2000, as we implemented our integration strategy to streamline and consolidate the water distribution business.

   Additionally, Duquesne Light purchased the Customer Advanced Reliability System (CARS) from Itron, Inc., which had developed this automated electronic meter reading system for use with our electric utility customers. We had previously leased these assets.

   On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion for approximately $1.7 billion. (See "Generation Divestiture" discussion, Note F, below.)

   We also received $287 million of proceeds from the sale of a water utility system and various other non-strategic investments, including affordable housing investments and DQE Energy Services' alternative fuel facilities. The alternative fuel transaction includes a seven year contract to reassemble and operate several of the facilities.


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

   The Customer Choice Act enables Pennsylvania's electric utility customers to shop, purchasing electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of February 28, 2001, approximately 30.8 percent of Duquesne Light's customers had chosen alternative generation suppliers, representing approximately 25.6 percent of Duquesne Light's non-coincident peak load. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed on page 30). Recently, two alternative generation suppliers have decided to exit the retail supply business, which is expected to increase the number of customers participating in our provider of last resort service.

   Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light for the CTC and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Generation Divestiture

   On December 3, 1999, Duquesne Light completed the exchange of its partial interests in five power plants for three wholly owned power plants from FirstEnergy. In connection with this exchange, we terminated the Beaver Valley Unit 2 lease in the fourth quarter of 1999.

   On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion. Orion purchased all of Duquesne Light's power stations, including those received from FirstEnergy, for approximately $1.7 billion.

   In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. As originally approved, Duquesne Light's transition costs were to be recovered over a seven-year period ending in 2005. However, due to the success of the generation asset sale to Orion, this recovery period has been significantly shortened. On January 18, 2001, the PUC issued an order approving our final accounting for the sale proceeds, including the net recovery of $276 million of transaction costs related to the generation exchange and sale. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Rates will then decrease 21 percent for residential customers who continue to take provider of last resort service from Duquesne Light pursuant to the second agreement with Orion discussed on the next page. Once the CTC collection period ends for all rate classes, rates will decrease on average 17 percent systemwide for provider of last resort customers. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $411 million ($251 million net of tax) at December 31, 2000. A slightly lower amount is shown on the balance sheet due to the accounting for the cumulative effect of a change in accounting principle for unbilled revenues. Duquesne Light is allowed to earn an 11 percent pre-tax return on this net amount.

Provider of Last Resort

   Although no longer a generation supplier, as the provider of last resort for all customers in its service territory Duquesne Light must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply Duquesne Light with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. On December 20, 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004. The agreement also allows Duquesne Light, following the CTC collection, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

Rate Freeze

   An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, Duquesne Light agreed to extend this rate cap for an additional six months through the end of 2001. Subsequently, in connection with the December 20 provider of last resort agreement described above, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

FERC Order No. 2000

   On December 15, 1999, the FERC issued its Order No. 2000, which calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations. The goal of the order is to put transmission facilities in a region under common control in an effort to reduce costs. On October 16, 2000, Duquesne Light informed the FERC of its plan to join a regional transmission organization at the earliest practicable date.
Duquesne Light is actively negotiating with the Pennsylvania-New Jersey-Maryland Interconnection to establish the PJM West regional transmission organization. Duquesne Light's ultimate decision will depend in part on the outcome of the strategic review process.

AquaSource Rate Applications

   AquaSource has filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. The requested rate increases were to be phased in over twelve months. The first increase was effective July 17, 2000 and the second will become effective on July 17, 2001. AquaSource proposes to replace the more than 100 separate tariffs of its acquired companies with a single water tariff and a single sewer tariff using uniform, system-wide rates. AquaSource is also requesting substantial changes to the customer service rules, extension policies, water rationing plans, and customer service applications to create uniformity and achieve conformity with recent regulatory changes. If this request is approved, annual water and sewer revenues will increase by approximately $7 million after the phase-in period is completed.

   Subject to possible suspension by a later interim or final rate order, AquaSource's proposed rates were implemented on the July 17, 2000 effective date and are being charged (subject to refund with interest) pending the final order on each application by the regulatory authority having jurisdiction. In Texas, certain municipalities have original jurisdiction within corporate limits over water and sewer utility rates. The TNRCC has statewide original jurisdiction over the rates and services in all other areas, and has appellate jurisdiction over all municipal rate orders. Either regulatory authority may hold a hearing regarding AquaSource's application. Included in 2000 revenues was approximately $1.9 million related to this rate increase, of which $0.5 million was deferred for potential disallowance.

   In addition, the regulatory authority may set interim rates or order an escrow of increased revenues at any time during the rate case. If an interim rate or escrow is ordered, the regulatory authority must render its final decision within 335 days after the effective date of the interim rates or escrow; otherwise, the proposed rates are approved as a matter of law. Thirteen of the municipalities have either approved the requested rate increase or failed to act on a timely basis, and therefore the increase is deemed approved in those locations.

   Three municipalities have denied the proposed increase outright, and a fourth has established rates significantly lower than requested. AquaSource has appealed these municipal rate orders to the TNRCC. It is customary for the TNRCC to consolidate all municipal appeals with the general rate case and to issue one uniform rate order affecting all service areas. The TNRCC held a preliminary hearing on November 29, 2000, setting the schedule for discovery and filing testimony. Hearings are next scheduled for September 2001. The four municipalities are resisting efforts to consolidate their appeals. While there is no statutory deadline for a decision, AquaSource expects the TNRCC's final order to be issued by early 2002.

   As part of a major effort to maximize the potential recovery of its revenue requirements, AquaSource is planning to continue its rate initiatives in 2001, not only in Texas, but also in Indiana.


G. SHORT-TERM BORROWING AND
   REVOLVING CREDIT ARRANGEMENTS

   We maintain two separate revolving credit agreements, one for $300 million expiring in June 2001 and one for $225 million expiring in September 2001. We have the option to convert each revolver into a term loan facility for a period of one or two years, respectively, for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At December 31, 2000 and 1999, no borrowings were outstanding. Related to these and other credit facilities, we are subject to financial covenants requiring certain cash coverage and debt-to-capital ratios. At December 31, 2000, we were in compliance with all of our financial covenants. During 2000, the maximum amount of bank loans and commercial paper borrowings outstanding was $373.3 million, the amount of average daily borrowings was $34.4 million, and the weighted average daily interest rate was 6.1 percent.


H. INCOME TAXES

   The annual federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) and are closed for the tax years through 1992. The years 1993 and 1994 are completed and under appeal with the IRS. The IRS is auditing our 1995 through 1997 returns, and the tax years 1998 and 1999 remain subject to IRS review. We do not believe that final settlement of the federal income tax returns for the years 1993 through 1999 will have a materially adverse effect on our financial position, results of operations or cash flows.

Deferred Tax Assets (Liabilities) at December 31,
--------------------------------------------------------
                                (Thousands of Dollars)
                              --------------------------
                                  2000           1999
                              --------------------------
Tax benefit -- long term
  investments                 $    81,230    $    89,470
Warwick Mine closing costs         16,643         20,460
Unbilled revenue                       --         12,475
Other                              68,312         68,713
--------------------------------------------------------
  Deferred tax assets             166,185        191,118
--------------------------------------------------------
Property depreciation            (320,234)      (403,354)
Leveraged leases                 (291,117)      (232,366)
Transition costs                 (138,733)      (442,271)
Regulatory assets                (118,670)       (76,091)
Loss on reacquired
   debt unamortized               (12,601)       (13,244)
Other                            (137,525)       (66,103)
--------------------------------------------------------
   Deferred tax liabilities    (1,018,880)    (1,233,429)
--------------------------------------------------------
    Net                       $  (852,695)   $(1,042,311)
========================================================

Income Taxes
--------------------------------------------------------------------
                                         (Thousands of Dollars)
                                   ---------------------------------
                                         Year Ended December 31,
                                   ---------------------------------
                                     2000        1999         1998
--------------------------------------------------------------------
Currently payable:
  Federal                          $273,912     $ 7,400      $ 2,245
  State                              12,071      29,861       26,946
Deferred -- net:
  Federal                          (207,992)     84,376       80,104
  State                              (7,641)     (8,048)       2,072
ITC deferred -- net                      --      (2,867)     (10,385)
--------------------------------------------------------------------
   Income Taxes                    $ 70,350    $110,722     $100,982
====================================================================

   Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, as set forth in the following table.

Income Tax Expense Reconciliation
---------------------------------------------------------------
                                     (Thousands of Dollars)
                                 ------------------------------
                                     Year Ended December 31,
                                 ------------------------------
                                     2000    1999       1998
---------------------------------------------------------------
Federal taxes at
   statutory rate (35%)          $  72,942  $109,248   $104,185
Increase (decrease) in
  taxes resulting from:
   State income taxes                2,880    14,178     18,370
   Investment tax benefits          (9,136)  (10,499)   (14,884)
   Amortization of
    deferred ITC                        --    (2,867)   (10,385)
   Other                             3,664       662      3,696
---------------------------------------------------------------
   Total Income
    Tax Expense                  $  70,350  $110,722   $100,982
===============================================================

I. LEASES

   We lease office buildings, computer equipment, and other property and equipment. For most of 1999, we also leased nuclear fuel and a portion of Beaver Valley Unit 2 power station.

Capital Leases at December 31,
----------------------------------------------------------------
                                         (Thousands of Dollars)
                                         -----------------------
                                           2000          1999
----------------------------------------------------------------
Electric plant                           $11,710        $11,601
Other                                         --          6,695
----------------------------------------------------------------
 Total                                    11,710         18,296
Less: Accumulated amortization            (6,753)        (7,649)
----------------------------------------------------------------
     Capital Leases -- Net (a)           $ 4,957        $10,647
================================================================
(a) Includes $1,479 in 2000 and $1,746 in 1999 of capital leases with associated obligations retired.

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

Summary of Rental Expense
-----------------------------------------------------------------
                                         (Thousands of Dollars)
                                      ---------------------------
                                         Year Ended December 31,
                                      ---------------------------
                                        2000      1999     1998
-----------------------------------------------------------------
Operating leases                      $18,143    $51,723  $57,324
Amortization of capital leases            711     18,889   12,943
Interest on capital leases                775      1,512    2,955
-----------------------------------------------------------------
     Total Rental Payments            $19,629    $72,124  $73,222
=================================================================

Future Minimum Lease Payments
---------------------------------------------------------------
                                      (Thousands of Dollars)
                                   ----------------------------
                                     Operating        Capital
Year Ended December 31,               Leases          Leases
---------------------------------------------------------------
2001                                  $10,797         $ 739
2002                                   10,698           739
2003                                    2,210           739
2004                                    1,644           739
2005 and thereafter                        --         2,219
---------------------------------------------------------------
  Total                               $25,349       $ 5,175
---------------------------------------------------------------
Less: Amount representing interest                   (1,673)
---------------------------------------------------------------
  Present value (a)                                 $ 3,502
===============================================================

(a) Includes current obligations of $0.4 million at December 31, 2000.


   Future minimum lease payments for operating leases are related principally to certain corporate offices. Future minimum lease payments for capital leases are related principally to building leases.

   Future payments due to us as of December 31, 2000, under subleases of certain corporate office space, are approximately $6.6 million in each of the years 2001, 2002 and 2003.


J. COMMITMENTS AND CONTINGENCIES

Construction, Investments and Acquisitions

   We estimate that we will spend, excluding AFC, approximately $61 million for each of 2001, 2002 and 2003 for electric utility construction; $47 million (including $31 million for environmental compliance), $20 million and $18 million for water utility construction in 2001, 2002 and 2003; and $40 million in 2001 for construction at our landfill gas sites. Additionally, our other business lines will spend approximately $11 million, $6 million and $6 million for construction in 2001, 2002 and 2003.

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

   In connection with DQE Energy Services' sale, through a subsidiary, of its alternative fuel facilities, DQE agreed to guarantee the subsidiary's obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. We do not believe this guarantee will have any material impact on our results of operations, financial position or cash flows.

Employees

   Duquesne Light has renegotiated its labor contract with the International Brotherhood of Electrical Workers (IBEW), which represents the majority of Duquesne Light's employees. The contract has been extended through 2002 or 2003, depending on the outcome of our strategic review process, and provides, among other things, employment security and income protection.

AquaSource Litigation

   On or about February 1, 2001, two former employees of AquaSource, both claiming to be minority investors in AquaSource, commenced an action in the District Court of Harris County, Texas against DQE, AquaSource and others. The action has since been removed to the U.S. District Court for the Southern District of Texas, Houston Division. The complaint alleges that the defendants fraudulently induced the plaintiffs to agree to sell their Class B

AquaSource shares back to AquaSource, and that defendants took actions intended to decrease the value of these Class B shares. Plaintiffs seek, among other things, an award of actual damages not to exceed $100 million and exemplary damages not to exceed $400 million.

   Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuit is frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe we have meritorious defenses to plaintiffs' claims. We intend to vigorously defend the lawsuit.

Other

   In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We incurred costs of $2 million in 2000 to comply with these DEP regulations. We expect the costs of compliance to be approximately $1.5 million over the next two years with respect to sites we will continue to own. These costs are being recovered in the CTC, and the corresponding liability has been recorded for current and future obligations.

   Duquesne Light's current estimated liability for closing Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is approximately $40 million. Duquesne Light has recorded a liability for this amount on the consolidated balance sheet.

   AquaSource is a party to consent agreements regarding environmental compliance in three states. In Indiana, AquaSource has entered parallel agreements with the Indiana Department of Environmental Management and the Indiana Utility Regulatory Commission to establish a schedule for completing upgrades and resolving certain historical compliance issues at two wastewater facilities. AquaSource agreed to make approximately $28 million of capital improvements, $4.5 million of which have been completed. The agreed upon improvements are proceeding on schedule. Neither agreement imposes any compliance-related penalties or sanctions. AquaSource entered into a consent order with the Florida Department of Environmental Protection (FLDEP) regarding historical compliance issues. AquaSource planned certain capital improvements in connection with its acquisition of the five subject wastewater facilities, the completion of which will resolve the compliance issues. The FLDEP has accepted the improvements, plus up to $206,750 in penalties, as a full resolution of these matters. AquaSource and the TNRCC have entered into a consent agreement under which AquaSource will correct compliance issues at approximately 160 water and wastewater systems in Texas over a four year period. In lieu of any fines, penalties or other sanctions, AquaSource agreed to make approximately $30 million in capital improvements to upgrade these systems, $7 million of which have been completed. AquaSource is able to capitalize all of these expenditures, and will seek recovery of the charges through future rates, if appropriate.

   We are involved in various other legal proceedings and environmental matters. We believe that such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

K. LONG-TERM DEBT
Long-Term Debt at December 31,

-------------------------------------------------------------------------------------------------------------------------
                                                                                            (Thousands of Dollars)
                                                                                         --------------------------------
                                                      Interest                               Principal Outstanding
                                                        Rate                 Maturity         2000           1999
-------------------------------------------------------------------------------------------------------------------------
First mortgage bonds (a)                             6.450%-8.375%          2003-2038    $   643,000      $ 643,000(e)
Pollution control notes                              Adjustable (c)         2009-2030        417,985        417,985
Floating rate notes (b)                                  6.54%                2002           150,000             --
Public income notes                                      8.38%                2039           100,000        100,000
Economic development revenue bonds                    5.5%-8.75%            2001-2024         10,190         10,565
Sinking fund debentures                                  5.00%                2010             2,791          2,791
Collateralized lease bonds                               8.70%              2001-2016             --        350,162(f)
Term loans                                           6.47%-7.47%              2001                --(d)      85,000(g)
Miscellaneous                                                                                 31,768         30,135
Less: Unamortized debt discount and premium -- net                                            (6,436)        (6,561)
-------------------------------------------------------------------------------------------------------------------------
  Total Long-Term Debt                                                                    $1,349,298     $1,633,077
=========================================================================================================================

(a) Includes $100 million of first mortgage bonds not callable until 2003.
(b) The floating rate notes are redeemable quarterly.
(c) The pollution control notes have adjustable interest rates. The interest rates at year-end averaged 4.7 percent in 2000 and 3.8 percent in 1999.
(d) Excludes $85 million related to current maturities during 2001.
(e) Excludes $390 million related to current maturities during 2000.
(f) Excludes $9.1 million related to current maturities during 2000.
(g) Excludes $65 million related to current maturities during 2000.

   At December 31, 2000, sinking fund requirements and maturities of long-term debt outstanding for the next five years were $87.1 million in 2001, $151.2 million in 2002, $101.1 million in 2003, $101.6 million in 2004 and $1.7 million in 2005.

   Total interest and other charges were $123.6 million in 2000, $158.7 million in 1999 and $109.5 million in 1998. Interest costs attributable to debt were $109.7 million, $107.7 million and $95.0 million in 2000, 1999 and 1998, respectively. Of these amounts, $2.1 million in 2000, $0.8 million in 1999 and $2.2 million in 1998 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues. Interest and other charges in 1999 also includes $35.2 million related to the Beaver Valley Unit 2 lease expense, previously classified as other operating expenses.

   At December 31, 2000, the fair value of long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $1,404 million. The principal amount included in the consolidated balance sheet, excluding unamortized discounts and premiums, is $1,448 million.

   At December 31, 2000 and 1999, we were in compliance with all of our debt covenants.

L. PREFERRED AND PREFERENCE STOCK

Preferred and Preference Stock at December 31,

----------------------------------------------------------------------------------------------------------------------------
                                                                                      (Thousands of Dollars)
                                                                ------------------------------------------------------------
                                                                           2000                             1999
                                                  Call Price    ------------------------------------------------------------
                                                  Per Share       Shares            Amount         Shares           Amount
----------------------------------------------------------------------------------------------------------------------------
Preferred Stock of DQE:
Series A Preferred Stock (a)                           --         173,611          $ 17,361        421,702         $ 42,170
----------------------------------------------------------------------------------------------------------------------------
Preferred Stock Series of Subsidiaries:
3.75% (b)                                          $51.00         148,000             7,407        148,000            7,407
4.00% (b)                                           51.50         549,709            27,486        549,709           27,486
4.10% (b)                                           51.75         119,860             6,012        119,860            6,012
4.15% (b)                                           51.73         132,450             6,643        132,450            6,643
4.20% (b)                                           51.71         100,000             5,021        100,000            5,021
$2.10(b)                                            51.84         159,400             8,039        159,400            8,039
9.00% (c)                                              --              --                --             10            3,000
8.375% (d)                                             --       6,000,000           150,000      6,000,000          150,000
6.5% (e)                                               --              15             1,500             15            1,500
6.5% (f)                                               --              10               500             10              500
----------------------------------------------------------------------------------------------------------------------------
  Total Preferred Stock of Subsidiaries                                             212,608                         215,608
----------------------------------------------------------------------------------------------------------------------------
Preference Stock Series of Subsidiaries:
Plan Series A (g)                                   35.78         579,276            18,028       752,018            25,279
----------------------------------------------------------------------------------------------------------------------------
Deferred ESOP benefit                                                                (6,583)                        (10,875)
----------------------------------------------------------------------------------------------------------------------------
  Total Preferred and Preference Stock                                             $241,414                        $272,182
============================================================================================================================

(a) 1,000,000 authorized shares; no par value; convertible; $100 liquidation preference per share; annual dividends range from 3.6 percent to 4.3 percent
(b) 4,000,000 authorized shares; $50 par value; cumulative; $50 per share involuntary liquidation value
(c) 500 authorized shares; $300,000 par value; these shares were redeemed at par value on March 2, 2000
(d) Cumulative Monthly Income Preferred Securities, Series A (MIPS); 6,000,000 authorized shares; $25 involuntary liquidation value
(e) 1,500 authorized shares; $100,000 par value; $100,000 involuntary liquidation value; holders entitled to 6.5 percent annual dividend each September
(f) 100 authorized shares; $50,000 par value; $50,000 per share involuntary liquidation value; holders entitled to 6.5 percent annual dividend each September
(g) 8,000,000 authorized shares; $1 par value; cumulative;
    $35.50 per share involuntary liquidation value

   As of December 31, 2000, 173,611 shares of DQE preferred stock were outstanding, following the repurchase of 248,091 shares during 2000. These preferred shares were repurchased below par value, favorably impacting our earnings available for common shareholders. The accounting for these transactions, in accordance with accounting principles generally accepted in the United States of America, enabled us to record a credit to preferred stock dividends in the period of the repurchase for the amount by which the market value of the securities exceeded the repurchase price. The amount by which the par value of the preferred stock exceeded the market value was recorded as a decrease in our investment in AquaSource, as these securities were issued to finance AquaSource acquisitions. No additional shares were issued in 2000. The DQE preferred stock ranks senior to DQE's common stock as to the payment of dividends and the distribution of assets on liquidation, dissolution or winding-up of DQE. Dividends are paid quarterly on each January 1, April 1, July 1 and October 1. Holders of DQE preferred stock are entitled to vote on all matters submitted to a vote of the holders of DQE common stock, voting together with the holders of common stock as a single class. Each share of DQE preferred stock is entitled to three votes. Each share of DQE preferred stock is convertible at our option into the number of shares of DQE common stock computed by dividing the DQE preferred stock's $100 liquidation value by the five-day average closing sales price of DQE common stock for the five trading days immediately prior to the conversion date. Each unredeemed share of DQE preferred stock will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance.

   Duquesne Capital L.P., a special-purpose limited partnership of which Duquesne Light is the sole general partner, has outstanding $150.0 million principal amount of 8 3/8 percent Monthly Income Preferred Securities (MIPS) Series A, with a stated liquidation value of $25.00. The holders of MIPS are entitled to annual dividends of 8 3/8 percent, payable monthly. The sole assets of Duquesne Capital are Duquesne Light's 8 3/8 percent debentures. Duquesne Light has the option to redeem these securities on or after May 31, 2001. Although we have no current plans to redeem, we are evaluating our options. Duquesne Light has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of the MIPS, if Duquesne Capital has funds available for such payment from the debt securities. Upon maturity or prior redemption of such debt securities, the MIPS will be mandatorily redeemed.

   Holders of Duquesne Light's preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne Light's board of directors until all dividends have been paid. As previously reported, on November 2, 2000, Duquesne Light made a preliminary SEC filing regarding a potential tender offer for the preferred stock. Holders of Duquesne Light's preference stock are entitled to receive cumulative quarterly dividends, if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne Light's directors until all dividends have been paid. At December 31, 2000, Duquesne Light had made all dividend payments. Preferred and preference dividends of subsidiaries included in interest and other charges were $16.0 million, $16.6 million and $16.7 million in 2000, 1999 and 1998. Total preferred and preference stock had involuntary liquidation values of $250.4 million and $285.3 million, which exceeded par by $20.0 million and $26.9 million, at December 31, 2000 and 1999.

   Although outstanding preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends, the outstanding MIPS and preference stock are not currently callable. None of the remaining Duquesne Light preferred or preference stock issues has mandatory purchase requirements.

   We have an Employee Stock Ownership Plan (ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See "Employee Benefits," Note N, on page 36.) We issued and sold 845,070 shares of preference stock, plan series A to the trustee of the ESOP. As consideration for the stock, we received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one and one-half shares of DQE common stock. At December 31, 2000, $6.6 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by the recognition of a deferred ESOP benefit. Dividends on the preference stock and cash contributions from DQE are used to fund the repayment of the ESOP note. We made cash contributions of approximately $1.0 million and $0.2 million for 2000 and 1999. We were not required to make a cash contribution for 1998. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($1.7 million in 2000, $2.1 million in 1999 and $2.2 million in 1998). As shares of preference stock are allocated to the accounts of participants in the ESOP, we recognize compensation expense, and the amount of the deferred compensation benefit is amortized. We recognized compensation expense related to the 401(k) plans of $3.6 million in 2000 and 1999 and $1.6 million in 1998.

M. EQUITY

Changes in the Number of Shares of DQE Common Stock
Outstanding as of December 31,
-------------------------------------------------------
                                (Thousands of Shares)
                              -------------------------
                              2000       1999     1998
-------------------------------------------------------
January 1                    71,766     77,373   77,680
Reissuances                     272         61       70
Repurchases                 (16,152)    (5,668)    (377)
-------------------------------------------------------
  December 31                55,886     71,766   77,373
=======================================================

   We have continuously paid dividends on common stock since 1953. Our annualized dividends per share were $1.68, $1.60 and $1.52 at December 31, 2000, 1999 and 1998. During 2000, we paid a quarterly dividend of $0.40 per share on January 1, April 1, July 1 and October 1. We increased the quarterly dividend declared in the fourth quarter of 2000 from $0.40 to $0.42 per share, payable January 1, 2001. During 1999, we paid a quarterly dividend of $0.38.

   Once all dividends on DQE preferred stock have been paid, dividends may be paid on our common stock as permitted by law and as declared by the board of directors. However, payments of dividends on Duquesne Light's common stock may be restricted by Duquesne Light's obligations to holders of preferred and preference stock, pursuant to Duquesne Light's Restated Articles of Incorporation, and by obligations of a Duquesne Light subsidiary to holders of its preferred securities. No dividends or distributions may be made on Duquesne Light's common stock if Duquesne Light has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne Light's common stock dividend payments or distributions may not exceed certain percentages of net income, if the ratio of total common shareholder's equity to total capitalization is less than specified percentages. Because we own all of Duquesne Light's common stock, if Duquesne Light cannot pay common dividends, we may not be able to pay dividends on our common stock or DQE preferred stock. No part of the retained earnings of DQE was restricted at December 31, 2000.

   Following is a table describing our accumulated other comprehensive income.

Accumulated Other Comprehensive Income
Balances as of December 31,
----------------------------------------------------------------
                                         (Thousands of Dollars)
                                        ------------------------
                                          2000            1999
----------------------------------------------------------------
January 1                               $ 1,834           $  294
Unrealized gains, net of tax
  of $14,337 and $1,081                  26,625            1,540
----------------------------------------------------------------
    December 31                         $28,459           $1,834
================================================================
N. EMPLOYEE BENEFITS

Pension and Postretirement Benefits

   We maintain retirement plans to provide pensions for all eligible employees. Upon retirement, an eligible employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Our policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, but which does not exceed the maximum tax-deductible amount for the year. As a result, we were able to record a credit of $13.1 million to expense or construction for pension costs in 2000. Pension costs charged to expense or construction were $12.8 million for 1999 and $12.0 million for 1998.

   In 1999, we offered an early retirement program for certain employees affected by the generation asset divestiture. The total increase in the projected benefit obligation to the retirement plans is estimated to be $29.4 million. Of this amount, $17.4 million was recognized in 1999 as special termination benefits in the table on page 37. The remaining $12.0 million was reflected in the unrecognized actuarial gain/loss account in the table. In its January 18, 2001 order approving our final generation asset sale proceeds accounting, the PUC also approved recovery of costs associated with the early retirement program. These recovered costs are to be contributed to the pension plans over future years.

   In addition to pension benefits, we provide certain health care benefits and life insurance for some retired employees. The life insurance plan is non-contributory. Participating retirees make contributions, which may be adjusted annually, to the health care plan. Health care benefits terminate when retirees reach age 65. We fund actual expenditures for obligations under the plans on a "pay-as-you-go" basis. We have the right to modify or terminate the plans.

   We accrue the actuarially determined costs of the aforementioned postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. We have elected to amortize the transition obligation over a 20-year period.

   We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans for our employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets over the two-year period ending December 31, 2000, a statement of the funded status as of December 31, 2000 and 1999, and a summary of assumptions used in the measurement of our benefit obligation.

Funded Status of the Pension and Postretirement Benefit Plans at December 31,

                                                                                      (Thousands of Dollars)
                                                                     -----------------------------------------------------
                                                                               Pension                Postretirement
                                                                     -----------------------------------------------------
                                                                        2000             1999         2000         1999
--------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year                            $ 584,374        $ 605,597    $   58,198    $  46,358
  Service cost                                                           7,039           15,976         1,632        2,212
  Interest cost                                                         40,146           40,249         2,916        3,134
  Actuarial (gain) loss                                                (21,993)         (73,622)       (7,326)       4,607
  Benefits paid                                                        (36,810)         (29,533)       (3,749)      (2,306)
  Plan amendments                                                           --               --        (1,743)        (207)
  Curtailments (gain) loss                                             (17,546)           8,372       (21,948)       4,400
  Settlements                                                             (291)             (41)           --           --
  Special termination benefits                                             732           17,376         5,343           --
--------------------------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                                  555,651          584,374        33,323       58,198
--------------------------------------------------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year                       751,753          681,244            --           --
  Actual return on plan assets                                          30,942           99,929            --           --
  Employer contributions                                                    --               --            --           --
  Benefits paid                                                        (36,394)         (29,420)           --           --
--------------------------------------------------------------------------------------------------------------------------
    Fair value of plan assets at end of year                           746,301          751,753            --           --
--------------------------------------------------------------------------------------------------------------------------
  Funded status                                                        190,650          167,379       (33,323)     (58,198)
  Unrecognized net actuarial (gain) loss                              (279,155)        (289,579)       (7,309)       5,253
  Unrecognized prior service cost (gain)                                14,439           32,160            --         (207)
  Unrecognized net transition obligation                                 4,280            8,264         8,251       21,463
--------------------------------------------------------------------------------------------------------------------------
    Accrued benefit cost                                             $ (69,786)       $ (81,776)  $   (32,381)  $  (31,689)
==========================================================================================================================

Weighted-Average Assumptions as of December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                              Pension                  Postretirement
                                                                       ------------------------------------------------
                                                                       2000              1999        2000          1999
-----------------------------------------------------------------------------------------------------------------------
Discount rate used to determine projected
 benefits obligation                                                   7.50%             7.50%       7.50%         7.50%
Assumed rate of return on plan assets                                  7.50%             7.50%        --            --
Assumed change in compensation levels                                  4.25%             4.25%        --            --
Ultimate health care cost trend rate                                    --                 --        6.00%         6.00%

   All of our plans for postretirement benefits, other than pensions, have no plan assets. The aggregate benefit obligation for those plans was $33.3 million as of December 31, 2000 and $58.2 million as of December 31, 1999. The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees, and a pro rata portion of estimated benefits payable to active employees after retirement.

   Following the early retirement program offered in 1999 (described previously) the total increase in the projected benefit obligation of the postretirement benefits is estimated to be $4.4 million. In 1999, this increase was reflected in the unrecognized actuarial gain/loss account in the preceding table. The PUC's January 18, 2001 order approved recovery of the postretirement benefits costs associated with the early retirement program. The recovered costs are to be used to offset the postretirement benefits for those employees.

   Pension assets consist primarily of common stocks (exclusive of DQE common stock), United States obligations and corporate debt securities.

Components of Net Pension Cost as of December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                                       (Thousands of Dollars)
                                                                               ----------------------------------------
                                                                                 2000             1999          1998
-----------------------------------------------------------------------------------------------------------------------
Components of net pension cost:
  Service cost                                                                 $  7,039         $  15,976     $  14,043
  Interest cost                                                                  40,146            40,249        37,723
  Expected return on plan assets                                                (51,270)          (45,945)      (41,067)
  Amortization of unrecognized net transition obligation                          1,200             1,788         1,812
  Amortization of prior service cost                                              2,017             3,467         3,515
  Recognized net actuarial gain                                                 (12,275)           (2,753)       (4,014)
-----------------------------------------------------------------------------------------------------------------------
  Net pension (gain) cost                                                       (13,143)           12,782        12,012
  Curtailment cost (gain)                                                           943               (14)           --
  Settlement cost                                                                   286                78           224
  Special termination benefits                                                      732            17,376            --
-----------------------------------------------------------------------------------------------------------------------
    Net Pension (Gain) Cost After Curtailments,
      Settlements and Special Termination Benefits                             $(11,182)         $ 30,222      $ 12,236
=======================================================================================================================


Components of Postretirement Cost as of December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                                       (Thousands of Dollars)
                                                                               ----------------------------------------
                                                                                 2000             1999          1998
-----------------------------------------------------------------------------------------------------------------------
Components of postretirement cost:
  Service cost                                                                  $ 1,632          $  2,212     $   1,832
  Interest cost                                                                   2,916             3,134         3,078
  Amortization of unrecognized net transition obligation                            951             1,660         1,687
  Amortization of prior service costs                                                (8)               --            --
  Recognized net actuarial gain                                                     (17)               --            --
-----------------------------------------------------------------------------------------------------------------------
  Net postretirement cost                                                         5,474             7,006         6,597
  Curtailment (gain) cost                                                        (6,377)            2,443            --
  Special termination benefits                                                    5,343                --            --
-----------------------------------------------------------------------------------------------------------------------
    Net Postretirement Cost After Curtailments                                  $ 4,440          $  9,449     $   6,597
=======================================================================================================================


Effect of a One Percent Change in Health Care Cost Trend Rates as of December 31, 2000
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Thousands of Dollars)
                                                                                                --------------------------
                                                                                                One Percent    One Percent
                                                                                                  Increase      Decrease
--------------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components of
  net periodic postretirement health care benefit cost                                             $  506       $  (441)
Effect on the health care component of the accumulated
  postretirement benefit obligation                                                                $2,845       $(2,519)

Retirement Savings Plan and Other Benefit Options

   We sponsor separate 401(k) retirement plans for our management and IBEW-represented employees.

   The 401(k) Retirement Savings Plan for Management Employees provides for employer contributions which vary by DQE subsidiary. These contributions may include one or more of the following: a participant base match, a participant incentive match and automatic contributions. In 2000, all employees eligible for an incentive match achieved their incentive targets.

   We are funding our automatic and matching contributions to the 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See "Preferred and Preference Stock" Note L, on page 34.)

   The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that we will match employee contributions with a base match and an additional incentive match, if certain targets are met. In 2000, all IBEW-represented employees achieved their incentive targets.

   Our shareholders have approved a long-term incentive plan through which we may grant management employees options to purchase, during the years 1987 through 2006, up to a total of 9.9 million shares of DQE common stock at prices equal to the fair market value of such stock on the dates the options were granted. At December 31, 2000, approximately 3.1 million of these shares were available for future grants.

   As of December 31, 2000, 1999 and 1998, active grants totaled 1,292,485; 1,031,434 and 1,230,946 shares. Exercise prices of these options ranged from $17.5834 to $47.3438 at December 31, 2000; from $17.5834 to $43.4375 at December
31, 1999; and from $15.8334 to $43.4375 at December 31, 1998. Expiration dates of these grants ranged from 2001 to 2010 at December 31, 2000; from 2001 to 2009 at December 31, 1999; and from 2000 to 2008 at December 31, 1998. As of December 31, 2000, 1999 and 1998, stock appreciation rights (SARs) had been granted in connection with 975,292; 933,014 and 867,104 of the options outstanding. During 2000, 208,236 SARs were exercised; 197,595 options were exercised at prices ranging from $24.125 to $38.50; and 33,879 options were cancelled. During 1999, 45,265 SARs were exercised; 254,225 options were exercised at prices ranging from $17.5834 to $35.0625; and 33,000 options were cancelled. During 1998, 233,532 SARs were exercised; 170,476 options were exercised at prices ranging from $15.8334 to $31.5625; and no options were cancelled. Of the active grants at December 31, 2000, 1999 and 1998, 495,816; 132,105 and 750,463 were not exercisable.

O.BUSINESS SEGMENTS AND RELATED INFORMATION

   We report our results by the following four principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution by Duquesne Light of electricity (electricity delivery business segment), (2) the supply by Duquesne Light of electricity (electricity supply business segment), (3)the collection by Duquesne Light of transition costs (CTC business segment), and (4) the management by AquaSource of water systems (water distribution business segment). We also report an "all other" category to include our other business lines, which are investments below the quantitative threshold for separate disclosure.

Business Segments as of December 31,

-------------------------------------------------------------------------------------------------------------------------------
                                                                          (Millions of Dollars)
                                          -------------------------------------------------------------------------------------
                                          Electricity   Electricity                  Water         All      Elimina-   Consoli-
                                           Delivery       Supply        CTC      Distribution     Other       tions     dated
                                          -------------------------------------------------------------------------------------
2000
-------------------------------------------------------------------------------------------------------------------------------
Operating revenues                        $    316.1   $   425.4    $   334.4    $    112.2    $   152.5   $   (13.0)  $1,327.6
Operating expenses                             154.5       419.9         14.7         116.6        187.4       (13.0)     880.1
Depreciation and
  amortization expense                          56.4         2.2        249.6          17.2         17.8          --      343.2
-------------------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                    105.2         3.3         70.1         (21.6)       (52.7)         --      104.3
Other income                                    23.5         3.0           --           9.3        194.5        (2.6)     227.7
Interest and other charges                      69.5        21.2           --           1.1         32.4        (0.6)     123.6
-------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before taxes and
    cumulative effect                           59.2       (14.9)        70.1         (13.4)       109.4        (2.0)     208.4
Income taxes                                    23.6        (6.9)        24.5          (3.8)        32.5         0.4       70.3
-------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before cumulative effect         35.6        (8.0)        45.6          (9.6)        76.9        (2.4)     138.1
Cumulative effect--net                           7.3         8.2           --            --           --          --       15.5
-------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before intercompany charges     42.9         0.2         45.6          (9.6)        76.9        (2.4)     153.6
Intercompany charges                             0.4          --           --         (14.3)        13.6         0.3         --
-------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                      $    43.3     $   0.2     $   45.6    $    (23.9)    $   90.5    $   (2.1)  $  153.6
===============================================================================================================================
Assets                                     $ 2,124.1     $    --     $  396.4    $    427.4     $  918.1    $     --   $3,866.0
===============================================================================================================================
Capital expenditures                       $    87.1     $   4.7     $     --    $     44.8     $   13.4    $     --   $  150.0
===============================================================================================================================

Business Segments as of December 31,

-------------------------------------------------------------------------------------------------------------------------------
                                                                          (Millions of Dollars)
                                          -------------------------------------------------------------------------------------
                                          Electricity   Electricity                  Water         All      Elimina-   Consoli-
                                           Delivery       Supply        CTC      Distribution     Other       tions     dated
                                          -------------------------------------------------------------------------------------
1999
-------------------------------------------------------------------------------------------------------------------------------
Operating revenues                      $     302.4    $   528.5   $   323.3        $101.7      $   98.1   $   (12.8)  $1,341.2
Operating expenses                            161.3        451.0        16.6          78.3         131.7       (12.8)     826.1
Depreciation and amortization expense          46.0         26.3        95.6          12.1          16.3          --      196.3
-------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                      95.1         51.2       211.1          11.3         (49.9)         --      318.8
Other income                                    7.4         11.1          --           4.3         132.9        (3.7)     152.0
Interest and other charges                     44.6         43.9        45.4           1.4          24.6        (1.2)     158.7
-------------------------------------------------------------------------------------------------------------------------------
  Income before taxes                          57.9         18.4       165.7          14.2          58.4        (2.5)     312.1
Income taxes                                   21.7          3.3        69.1           4.8          14.1        (2.3)     110.7
-------------------------------------------------------------------------------------------------------------------------------
Income before intercompany charges             36.2         15.1        96.6           9.4          44.3        (0.2)     201.4
Intercompany charges                           (1.4)        (3.4)         --          (4.8)         11.9        (2.3)        --
-------------------------------------------------------------------------------------------------------------------------------
  Net income                               $   34.8    $    11.7    $   96.6        $  4.6      $   56.2    $   (2.5)  $  201.4
===============================================================================================================================
Assets                                     $1,527.4    $   425.7    $2,226.8        $404.4      $1,016.7    $     --   $5,601.0
===============================================================================================================================
Capital expenditures                       $   69.9    $    30.4    $     --        $ 27.2      $   19.7     $    --   $  147.2
===============================================================================================================================

                                                                          (Millions of Dollars)
                                          ------------------------------------------------------------------------------
                                          Electricity        Electricity     Water         All     Elimina-    Consoli-
                                              Delivery         Supply     Distribution    Other     tions        dated
                                          ------------------------------------------------------------------------------
1998
------------------------------------------------------------------------------------------------------------------------
Operating revenues                            $  321.5       $  855.3     $   30.9     $  60.4     $(13.6)      $1,254.5
Operating expenses                               147.8          536.2         27.9        63.9      (13.6)         762.2
Depreciation and amortization expense             46.3          158.4          2.4        12.8         --          219.9
------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                        127.4          160.7          0.6       (16.3)        --          272.4
Other income                                       5.3            9.0          2.4       121.3       (3.2)         134.8
Interest and other charges                        37.7           58.6          0.5        13.6       (0.9)         109.5
------------------------------------------------------------------------------------------------------------------------
  Income before taxes and extraordinary item      95.0          111.1          2.5        91.4       (2.3)         297.7
Income taxes                                      37.4           37.5          0.8        26.5       (1.2)         101.0
------------------------------------------------------------------------------------------------------------------------
  Income before extraordinary item                57.6           73.6          1.7        64.9       (1.1)         196.7
Extraordinary item, net of tax                      --          (82.6)          --          --         --          (82.6)
------------------------------------------------------------------------------------------------------------------------
 Income (loss) before intercompany charges        57.6           (9.0)         1.7        64.9       (1.1)         114.1
Intercompany charges                              (0.4)          (1.7)        (0.1)        2.4       (0.2)            --
------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                           $   57.2        $ (10.7)      $  1.6      $ 67.3     $ (1.3)      $  114.1
========================================================================================================================
Assets                                        $1,448.8        $2,711.5      $232.0      $973.7     $   --       $5,366.0
========================================================================================================================
Capital expenditures                          $   71.7        $   41.6      $  7.7      $ 69.5     $   --       $  190.5
------------------------------------------------------------------------------------------------------------------------

P. NON-CASH INVESTING AND FINANCING ACTIVITIES


Non-Cash Investing and Financing Activities for the Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                                (Thousands of Dollars)
                                                                                          ---------------------------------
                                                                                           2000       1999           1998
---------------------------------------------------------------------------------------------------------------------------
Assumption of debt in conjunction with Beaver Valley 2 lease termination                  $ --      $359,236        $ --
Preferred stock issued in conjunction with acquisitions                                   $ --      $  8,634        $33,726
Note payable issued in conjunction with purchase of property                              $ --      $     --        $25,000
Assumption of debt in conjunction with acquisitions                                       $ --      $     --        $21,627
Capital lease obligations recorded                                                        $ --      $     --        $ 7,855

On December 3, 1999, we acquired three power plants and disposed of our ownership interests in five power plants in the power station exchange with FirstEnergy. On April 28, 2000, we disposed of our ownership in all of our power plants, including the aforementioned five, in the generation asset sale to Orion.

Q. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summary of Selected Quarterly Financial Data (Thousands of Dollars, Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------------------
[The quarterly data reflect seasonal weather variations in the electric utility's service territory.]
-------------------------------------------------------------------------------------------------------------------------------
2000 (a)                                         First Quarter        Second Quarter         Third Quarter      Fourth Quarter
-------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                 $310,099              $328,643               $352,280           $336,582
Operating income                                     50,152                 2,722                  9,482             41,933
Income before cumulative effect of a
 change in accounting principle                      42,932                10,409                 62,427             22,288
Net income                                           58,427                10,409                 62,427             22,288
Comprehensive earnings                               66,373                11,121                 90,017             13,471
Basic earnings per share:
 Before cumulative effect of a change
  in accounting principle                              0.57                  0.19                   1.00               0.43
 Cumulative effect of a change
  in accounting principle                              0.25                    --                     --                 --
 After cumulative effect of a change
  in accounting principle                              0.82                  0.19                   1.00               0.43
Comprehensive earnings per share:
  Before cumulative effect of a change
   in accounting principle                             0.69                  0.18                   1.43               0.31
  Cumulative effect of a change
   in accounting principle                             0.25                    --                     --                 --
  After cumulative effect of a change
   in accounting principle                             0.94                  0.18                   1.43               0.31
Stock price:
  High                                               48-1/2                    45                43-1/64             40-3/8
  Low                                                33-5/8                    38                37-1/16             30-3/4
-------------------------------------------------------------------------------------------------------------------------------
1999 (b)                                         First Quarter        Second Quarter         Third Quarter      Fourth Quarter
-------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                 $313,501              $311,797               $381,969           $333,934
Operating income                                     67,561                61,194                 75,643            114,444
Net income                                           48,465                41,606                 49,217             62,128
Comprehensive earnings                               47,707                42,596                 49,858             61,226
Basic earnings per share                               0.62                  0.55                   0.64               0.84
Comprehensive earnings per share                       0.62                  0.56                   0.66               0.83
Stock price:
  High                                              44-3/16               43-1/16                41-1/16                 41
  Low                                                37-7/8              38-15/16                 37-1/8             33-7/8
===============================================================================================================================

(a) Restated to reflect the cumulative effect of a change in accounting principle related to unbilled revenues.
(b) Restated to conform with 2000 presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information relating to our Directors is set forth in Exhibit 99.2 hereto. The information is incorporated here by reference. Information relating to the executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1) The following information is set forth here in Item 8 (Consolidated Financial Statements and Supplementary Data) on pages 19 through 41 of this Report. The following financial statements and Report of Independent Auditors are incorporated here by reference:

   Report of Independent Auditors.

   Statement of Consolidated Income and Comprehensive Income for the Three Years Ended December 31, 2000.

   Consolidated Balance Sheet, December 31, 2000 and 1999.

   Statement of Consolidated Cash Flows for the Three Years Ended December 31, 2000.

   Statement of Consolidated Retained Earnings for the Three Years Ended December 31, 2000.

   Notes to Consolidated Financial Statements.

   (a)(2) The following financial statement schedule and the related Report of Independent Auditors are filed here as a part of this Report:

   Schedule for the Three Years Ended December 31, 2000:

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

   (b) We have filed no reports on Form 8-K since those discussed in our last Form 10-Q.

                                Exhibits Index

 Exhibit                                                                                                  Method of
   No.                                Description                                                          Filing
  2.1   Generation Exchange Agreement by and between Duquesne Light Company, on the               Exhibit 2.1 to the Form 8-K
        one hand, and The Cleveland Electric Illuminating Company, Ohio Edison Company            Current Report of DQE
        and Pennsylvania Power Company, on the other, dated as of March 25, 1999.                 dated March 26, 1999.

  2.2   Nuclear Generation Conveyance Agreement by and between Duquesne Light                     Exhibit 2.2 to the Form 8-K
        Company, on the one hand, and Pennsylvania Power Company and the Cleveland                Current Report of DQE
        Electric Illuminating Company, on the other, dated as of March 25, 1999.                  dated March 26, 1999.

  2.3   Asset Purchase Agreement, dated as of September 24, 1999, by and between                  Exhibit 2.1 to the Form 8-K
        Duquesne Light Company, Orion Power Holdings, Inc., and The Cleveland Electric            Current Report of DQE
        Illuminating Company, Ohio Edison and Pennsylvania Power Company.                         dated September 24, 1999.

  2.4   POLR Agreement, dated as of September 24, 1999 by and between Duquesne                    Exhibit 2.2 to the Form 8-K
        Light Company and Orion Power Holdings, Inc.                                              Current Report of DQE
                                                                                                  dated September 24, 1999.

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

  3.2   Articles of Amendment of DQE effective April 27, 1989.                                    Exhibit 3.2 to the Form 10-K
                                                                                                  Annual Report of DQE for the
                                                                                                  year ended December 31, 1989.

  3.3   Articles of Amendment of DQE effective February 8, 1993.                                  Exhibit 3.3 to the Form 10-K
                                                                                                  Annual Report of DQE for the
                                                                                                  year ended December 31, 1992.

  3.4   Articles of Amendment of DQE effective May 24, 1994.                                      Exhibit 3.4 to the Form 10-K
                                                                                                  Annual Report of DQE for the
                                                                                                  year ended December 31, 1994.

  3.5   Articles of Amendment of DQE effective April 20, 1995.                                    Exhibit 3.5 to the Form 10-K
                                                                                                  Annual Report of DQE for the
                                                                                                  year ended December 31, 1995.

  3.6   Statement with respect to the Preferred Stock, Series A                                   Exhibit 3.1 to the Form 10-Q
        (Convertible),  as filed with the Pennsylvania  Department of                             Quarterly Report of DQE
        State on August 29, 1997.                                                                 for the quarter ended
                                                                                                  September 30, 1997.

  3.7   By-Laws of DQE, as amended through September 28, 2000 and as currently in effect.         Exhibit 3.1 to the Form 10-Q
                                                                                                  Quarterly Report of DQE
                                                                                                  for the quarter ended
                                                                                                  September 30, 2000.

 Exhibit                                                                                                  Method of
   No.                                Description                                                          Filing
  4.1        Indenture dated March 1, 1960, relating to Duquesne Light Company's 5% Sinking        Exhibit 4.3 to the Form 10-K
             Fund Debentures.                                                                      Annual Report of DQE for the
                                                                                                   year ended December 31, 1989.

  4.2        Indenture of Mortgage and Deed of Trust dated as of                                   Exhibit 4.3 to Registration
              April 1, 1992, securing Duquesne Light Company's                                     Statement (Form S-3) No.
              First Collateral Trust Bonds.                                                        33-52782.

  4.3        Supplemental Indentures supplementing the said
              Indenture of Mortgage and Deed of Trust -



             Supplemental Indenture No. 1.                                                         Exhibit 4.4 to Registration
                                                                                                   Statement (Form S-3)
                                                                                                   No. 33-52782.

             Supplemental Indenture No. 2 through Supplemental Indenture No. 4.                    Exhibit 4.4 to Registration
                                                                                                   Statement (Form S-3)
                                                                                                   No. 33-63602.

             Supplemental Indenture No. 5 through Supplemental Indenture No. 7.                    Exhibit 4.6 to the Form 10-K
                                                                                                   Annual Report of Duquesne
                                                                                                   Light Company for the year
                                                                                                   ended December 31, 1993.

             Supplemental Indenture No. 8 and Supplemental Indenture No. 9.                        Exhibit 4.6 to the Form 10-K
                                                                                                   Annual Report of Duquesne
                                                                                                   Light Company for the year
                                                                                                   ended December 31, 1994.

             Supplemental Indenture No. 10 through Supplemental Indenture No. 12.                  Exhibit 4.4 to the Form 10-K
                                                                                                   Annual Report of Duquesne
                                                                                                   Light Company for the year
                                                                                                   ended December 31, 1995.

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

 Exhibit
   No.                                Description

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



  4.5   Payment and Guarantee Agreement, dated as of May 14, 1996,                                Exhibit 4.5 to the Form 10-K
        by Duquesne Light Company with respect to MIPS.                                           Annual Report of Duquesne
                                                                                                  Light Company for the year
                                                                                                  ended December 31, 1996.



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



  4.7   Indenture, dated as of Filed herewith. August 1, 1999,                                    Exhibit 4.1 to the Form 8-A
        from DQE Capital Corporation and DQE to The First National                                of DQE Capital Corporation and
        Bank of Chicago, as Trustee                                                               DQE, filed September 16, 1999.



  4.8   Form of Note.                                                                             Exhibit 4.2 to the Form 8-A
                                                                                                  of DQE Capital Corporation and
                                                                                                  DQE, filed September 16, 1999.



 10.1   Deferred Compensation Plan for the Directors of Duquesne                                  Exhibit 10.1 to the Form 10-K
        Light Company, as amended to date.                                                        Annual Report of DQE for the
                                                                                                  year ended December 31, 1992.



 10.2   Incentive Compensation Program for Certain Executive Officers of                          Exhibit 10.2 to the Form 10-K
        Duquesne Light Company, as amended to date.                                               Annual Report of DQE for the
                                                                                                  year ended December 31, 1992.



 10.8   Employment Agreement dated as of January 1, 2000                                          Exhibit 10.8 to the Form 10-K
        between DQE and David D. Marshall.                                                        Annual Report of DQE for the
                                                                                                  year ended December 31, 1999.



 10.9   Non-Competition and Confidentiality Agreement dated                                       Exhibit 10.14 to the Form 10-K
        as of October 3, 1996 by and among DQE, Inc., Duquesne Light                              Annual Report of DQE for the
        Company and David D. Marshall, together with a schedule listing                           year ended December 31, 1996.
        substantially an identical agreement with Victor A. Roque.



 10.10  Schedule to Exhibit 10.14 to the Form 10-K Annual Report of DQE                           Exhibit 10.12 to the Form 10-K
        for the year ended December 31, 1996, listing a Non-Competition                           Annual Report of DQE for the
        and Confidentiality Agreement dated as of October 3, 1996, with                           year ended December 31, 1998.
        William J. DeLeo, substantially identical to the agreement filed as Exhibit 10.14 to the 1996 10-K.


 Exhibit                                                                                                 Method of
   No.                                Description                                                          Filing

 10.11  Schedule to Exhibit 10.14 to the Form 10-K Annual Report                                  Exhibit 10.12 to the Form 10-K
        of DQE for the year ended December 31, 1996, listing a                                    Annual Report of DQE for the
        Non-Competition and Confidentiality Agreement dated as                                    year ended December 31, 1999.
        of January 24, 1997, with Morgan K. O'Brien, substantially identical to the agreement filed as Exhibit 10.14 to the 1996 10-K.

 10.12  Schedule to Exhibit 10.14 to the Form 10-K Annual Report                                  Filed here.
        of DQE for the year ended December 31, 1996, listing
        Non-Competition and Confidentiality Agreements with
        Jack E. Saxer, Jr. and Thomas W. Hubbell, dated as of
        April 22, 1996 and August 17, 2000, respectively, substantially identical to the agreement filed as Exhibit 10.14 to the 1996 10-K

 10.13  Form of Stock Purchase Agreement between AquaSource                                       Exhibit 10.71 to the Form 10-K
        and each Class B Stockholder, dated February 16, 1999.                                    Annual Report of DQE for the
                                                                                                  year ended December 31, 1998.

 10.14  Amended and Restated POLR II Agreement by and between                                     Exhibit 10.12 to the Form 10-K
        Duquesne Light Company and Orion Power MidWest, L.P.,                                     Annual Report of Duquesne
        dated as of December 7, 2000.                                                             Light Company for the year
                                                                                                  ended December 31, 2000.

 12.1   Ratio of Earnings to Fixed Charges.                                                       Filed here.

 13.1   Pages 17-21 and the inside back cover of the DQE Annual                                   Filed here.
        Report to Shareholders for the year ended December 31, 2000.
        The Report, except those portions specifically incorporated by reference here, is not to be deemed "filed" for any
        purpose under the Securities Exchange Act of 1934 or
        otherwise.

 18.1   Letter re: Change in Accounting Principles.                                               Filed here.

 21.1   Subsidiaries of the registrant.                                                           Filed here.

 23.1   Independent Auditors' Consent.                                                            Filed here.

 24.1   Power of Attorney.                                                                        Filed here.

 99.1   Executive Compensation and Security Ownership of                                          Filed here.
        Directors and Officers for 2000.

 99.2   Directors of DQE.                                                                         Filed here.


   Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of our stock as of February 28, 2001, subject to payment in advance of the cost of reproducing the exhibits requested.

                                                                     SCHEDULE II



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 1999 and 1998
                             (Thousands of Dollars)


      Column A                                        Column B      Column C      Column D          Column E          Column F
     ----------                                      ----------    ----------    ----------        ------------      ----------
                                                                           Additions
                                                                   --------------------------
                                                     Balance at    Charged to     Charged to                          Balance
                                                     Beginning      Costs and       Other                              at End
      Description                                     of Year        Expenses      Accounts         Deductions        of Year
      -----------                                    ----------     ----------    ----------       ------------      ----------
Year Ended December 31, 2000
Reserve Deducted from the Asset
   to which it applies:
Allowance for uncollectible accounts                   $ 9,280        $10,319        $2,663            $10,401         $11,861
                                                    ----------     ----------    ----------       ------------      ----------

Year Ended December 31, 1999
Reserve Deducted from the Asset
to which it applies:
Allowance for uncollectible accounts                   $ 9,415        $ 9,272        $3,260 (A)        $12,667 (B)     $ 9,280
                                                    ----------     ----------    ----------       ------------      ----------


Year Ended December 31, 1998
Reserve Deducted from the Asset
to which it applies:
Allowance for uncollectible accounts                   $15,016        $11,278        $3,290 (A)        $20,169 (B)     $ 9,415
                                                    ----------     ----------    ----------       ------------      ----------

Notes:  (A) Recovery of accounts previously written off.
        (B) Accounts receivable written off.

                                  Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DQE
                                             (Registrant)

Date: March 26, 2001                  By: /s/ David D. Marshall
                                          ----------------------
                                                (Signature)
                                             David D. Marshall
                                Chairman, President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                                   Title                                        Date

/s/ David D. Marshall                    Chairman, President, Chief Executive Officer and Director        March 26, 2001
--------------------------
David D. Marshall

/s/ Morgan K. O'Brien                    Chief Operating Officer                                          March 26, 2001
--------------------------                (Principal Financial Officer)
Morgan K. O'Brien

/s/ James E. Wilson                      Vice President and Controller                                    March 26, 2001
--------------------------                (Principal Accounting Officer)
James E. Wilson

         *                               Director
--------------------------
Daniel Berg

         *                               Director
--------------------------
Doreen E. Boyce

         *                               Director
--------------------------
Robert P. Bozzone

         *                               Director
--------------------------
Sigo Falk

         *                               Director
--------------------------
Steven S. Rogers

         *                               Director
--------------------------
Eric W. Springer

*By /s/ Morgan K. O'Brien                                                                                 March 26, 2001
--------------------------
Morgan K. O'Brien
Attorney-in-Fact