Form 10-Q
period 2001-03-31
DQE INC
filed 2001-05-01
CIK 846930

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2001
                                         --------------

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ____________ to ____________


                             Commission File Number
                           --------------------------
                                    1-10290


                                   DQE, Inc.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                               25-1598483
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                    Cherrington Corporate Center, Suite 100
         500 Cherrington Parkway, Coraopolis, Pennsylvania  15108-3184
         -------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (412) 393-6000


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

DQE Common Stock, no par value - 55,886,723 shares outstanding as of March 31, 2001.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

DQE Condensed Statement of Consolidated Income (Unaudited)
-------------------------------------------------------------------------------

                                                                (Millions of Dollars, Except Per
                                                                         Share Amounts)
                                                              ------------------------------------
                                                                  Three Months Ended March 31,
                                                              ------------------------------------
                                                                        2001               2000
--------------------------------------------------------------------------------------------------
Operating Revenues:
Electricity sales                                                     $  236.6           $  246.0
Water sales                                                               25.6               26.0
Other                                                                     58.3               42.5
--------------------------------------------------------------------------------------------------
  Total Operating Revenues                                               320.5              314.5
--------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel and purchased power                                                  93.5               50.6
Other operating                                                           93.9              103.4
Maintenance                                                                5.5               17.7
Depreciation and amortization                                             87.8               69.3
Taxes other than income taxes                                             15.3               23.4
--------------------------------------------------------------------------------------------------
  Total Operating Expenses                                               296.0              264.4
--------------------------------------------------------------------------------------------------
Operating Income                                                          24.5               50.1
--------------------------------------------------------------------------------------------------
Other Income                                                              23.4               33.4
--------------------------------------------------------------------------------------------------
Interest and Other Charges                                                28.4               33.5
--------------------------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative
Effect of a Change in Accounting Principle                                19.5               50.0
--------------------------------------------------------------------------------------------------
Income Taxes                                                               7.3                7.1
--------------------------------------------------------------------------------------------------
Income Before Cumulative Effect
of a Change in Accounting Principle                                       12.2               42.9
--------------------------------------------------------------------------------------------------
Cumulative Effect of a Change in Accounting Principle - Net                 --               15.5
--------------------------------------------------------------------------------------------------
Net Income                                                                12.2               58.4
--------------------------------------------------------------------------------------------------
Dividends on Preferred Stock                                                --                0.4
--------------------------------------------------------------------------------------------------
Earnings Available for Common Stock                                   $   12.2           $   58.0
==================================================================================================

Other Comprehensive Income:
Unrealized holding gains (losses) during the quarter,
net of tax of $(5.9) and $5.9                                            (11.0)               8.4
--------------------------------------------------------------------------------------------------
  Total Other Comprehensive Income                                       (11.0)               8.4
--------------------------------------------------------------------------------------------------
Comprehensive Earnings for Common Stock                               $    1.2           $   66.4
==================================================================================================

Average Number of Common Shares
  Outstanding (Millions of Shares)                                        55.9               70.9
==================================================================================================

Earnings Per Share of Common Stock:
Before cumulative effect of a change in accounting principle          $   0.22           $   0.60
Cumulative effect of a change in accounting principle                 $     --           $   0.22
--------------------------------------------------------------------------------------------------
Basic Earnings Per Share of Common Stock                              $   0.22           $   0.82
==================================================================================================
Comprehensive Earnings Per Share of Common Stock                      $   0.02           $   0.94
==================================================================================================

Diluted Earnings Per Share of Common Stock:
Before cumulative effect of a change in accounting principle          $   0.22           $   0.59
Cumulative effect of a change in accounting principle                 $     --           $   0.21
--------------------------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock                            $   0.22           $   0.80
==================================================================================================
Diluted Comprehensive Earnings Per Share of Common Stock              $   0.03           $   0.92
==================================================================================================
Dividends Declared Per Share of Common Stock                          $   0.42           $   0.40
==================================================================================================

See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Balance Sheet (Unaudited)
-------------------------------------------------------------------------------

                                                                      (Millions of Dollars)
                                                              -------------------------------------
                                                                     March 31,        December 31,
ASSETS                                                                 2001              2000
---------------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                                 $    16.3          $    15.8
Receivables                                                             218.8              236.4
Other current assets                                                    201.4              136.6
---------------------------------------------------------------------------------------------------
    Total Current Assets                                                436.5              388.8
---------------------------------------------------------------------------------------------------
Long-Term Investments                                                   760.1              773.9
---------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                         2,444.2            2,396.3
Less: Accumulated depreciation                                         (743.1)            (702.4)
---------------------------------------------------------------------------------------------------
    Total Property, Plant and Equipment - Net                         1,701.1            1,693.9
---------------------------------------------------------------------------------------------------
Other Non-Current Assets:
  Transition costs                                                      332.0              396.4
  Regulatory assets                                                     326.7              326.6
  Other                                                                 289.7              286.4
---------------------------------------------------------------------------------------------------
    Total Other Non-Current Assets                                      948.4            1,009.4
---------------------------------------------------------------------------------------------------
        Total Assets                                                $ 3,846.1          $ 3,866.0
===================================================================================================

CAPITALIZATION  AND LIABILITIES
---------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable and current debt maturities                         $   117.2          $    89.6
  Other current liabilities                                             227.3              258.6
---------------------------------------------------------------------------------------------------
    Total Current Liabilities                                           344.5              348.2
---------------------------------------------------------------------------------------------------
Non-Current Liabilities:
  Deferred income taxes - net                                           865.1              852.7
  Deferred income                                                       114.1              116.8
  Other non-current liabilities                                         170.3              171.4
---------------------------------------------------------------------------------------------------
    Total Non-Current Liabilities                                     1,149.5            1,140.9
---------------------------------------------------------------------------------------------------
  Commitments and Contingencies (Note D)
---------------------------------------------------------------------------------------------------
Capitalization:
Long-Term Debt                                                        1,350.2            1,351.7
---------------------------------------------------------------------------------------------------
Preferred Stock:
  DQE preferred stock                                                    16.4               17.4
  Preferred stock of subsidiaries                                       212.6              212.6
  Preference stock of subsidiaries                                       12.1               11.4
---------------------------------------------------------------------------------------------------
    Total Preferred Stock                                               241.1              241.4
---------------------------------------------------------------------------------------------------
Common Shareholders' Equity:
  Common stock - no par value (authorized - 187,500,000
    shares; issued - 109,679,154 shares)                                994.9              994.8
  Retained earnings                                                     995.9            1,007.7
  Treasury stock (at cost) (53,792,431 and 53,793,330 shares)        (1,247.5)          (1,247.2)
  Accumulated other comprehensive income                                 17.5               28.5
---------------------------------------------------------------------------------------------------
    Total Common Shareholders' Equity                                   760.8              783.8
---------------------------------------------------------------------------------------------------
    Total Capitalization                                              2,352.1            2,376.9
---------------------------------------------------------------------------------------------------
        Total Liabilities and Capitalization                        $ 3,846.1          $ 3,866.0
===================================================================================================


See notes to condensed consolidated financial statements.

DQE Condensed Statement of Consolidated Cash Flows (Unaudited)
-------------------------------------------------------------------------------

                                                                            (Millions of Dollars)
                                                                    -------------------------------------
                                                                         Three Months Ended March 31,
                                                                    -------------------------------------
                                                                               2001               2000
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                                  $ 110.3             $ 107.6
Changes in working capital other than cash                                    (78.5)              (31.4)
Other                                                                          (0.2)              (10.9)
---------------------------------------------------------------------------------------------------------
    Net Cash Provided from Operating Activities                                31.6                65.3
---------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                          (25.6)              (29.5)
Long-term investments                                                          (5.3)               (9.5)
Acquisitions                                                                   (0.8)              (32.0)
Capitalized divestiture costs                                                    --               (19.6)
Proceeds from disposition of investments                                        2.4               15.7
Other                                                                          (4.8)                 6.3
---------------------------------------------------------------------------------------------------------
    Net Cash Used in Investing Activities                                     (34.1)              (68.6)
---------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Commercial paper activity                                                      29.0               (35.7)
Issuance of debt                                                                 --               174.7
Repurchase of common stock                                                       --               (77.1)
Reductions of long-term obligations - net                                      (3.7)              (45.1)
Dividends on common and preferred stock                                       (24.0)              (28.5)
Other                                                                           1.7               (26.8)
---------------------------------------------------------------------------------------------------------
    Net Cash Used in Financing Activities                                       3.0               (38.5)
---------------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                             0.5               (41.8)
Cash and temporary cash investments at beginning of period                     15.8                54.2
---------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                        $  16.3             $  12.4
=========================================================================================================

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.  CONSOLIDATION, RECLASSIFICATION AND ACCOUNTING POLICIES

Consolidation

  DQE, Inc. is a multi-utility delivery and services company. Our operating subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, Inc.; DQE Enterprises, Inc.; DQE Financial Corp.; DQE Communications, Inc.; and ProAm, Inc. Our financial, non-operating subsidiaries are Cherrington Insurance, Ltd. and DQE Capital Corporation.

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

Strategic Review Process

  As previously announced, we are currently engaged in a strategic and financial review of our entire company, focusing on maximizing shareholder value. At this point, we are evaluating the possible separation of our water utility and financial and investment businesses from our electric utility and related businesses. We are actively focused on the divestiture of certain businesses and on structuring the separation in a manner that optimizes shareholder value. We expect to complete this review process during the next few months.

Basis of Accounting

  DQE and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light's electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission
(FERC) with respect to rates for delivery of electric power, accounting and other matters. Additionally, AquaSource's water utility operations are regulated by various authorities within the states where they operate as to rates, accounting and other matters.

  In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods and the adjustments are normal, recurring adjustments. Prior periods have been reclassified to conform with current accounting presentations. In addition, the 2000 results of operations by business segment have been revised to conform with our current accounting presentations as a result of the PUC's final accounting order issued in January 2001 regarding the proceeds of our generation asset sale.

  These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Earnings Per Share

  In 2000, we began reporting comprehensive earnings per share, which includes both basic earnings per share and the per share contribution of changes in valuation of our investments in marketable securities.

  Basic and comprehensive earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted basic and diluted comprehensive earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, DQE preferred stock and stock options. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted basic and diluted comprehensive earnings per share for the first quarters of 2001 and 2000.

Diluted Earnings Per Share
for the Quarter Ended March 31,
---------------------------------------------------------------------------
                                                      2001          2000
---------------------------------------------------------------------------
(Millions of Dollars)
Income before accounting change                      $12.2          $42.5
Comprehensive income before accounting change          1.2           50.9
---------------------------------------------------------------------------
Cumulative effect of accounting change - net            --           15.5
---------------------------------------------------------------------------
Earnings for common                                   12.2           58.0
Comprehensive earnings for common                      1.2           66.4
Dilutive effect of:
    ESOP dividends                                     0.5            0.4
    Preferred stock dividends                           --            0.4
---------------------------------------------------------------------------
    Diluted Basic Earnings for Common                $12.7          $58.8
---------------------------------------------------------------------------
    Diluted Comprehensive
       Earnings for Common                           $ 1.7          $67.2
===========================================================================
(Millions of Shares)
Basic average shares                                  55.9           70.9
Dilutive effect of:
ESOP shares                                            0.9            1.0
DQE preferred stock                                    0.5            0.9
Stock options                                           --             --
---------------------------------------------------------------------------
Diluted average shares                                57.3           72.8
---------------------------------------------------------------------------

Diluted earnings per share:
    Before accounting change                         $0.22          $0.59
    Accounting change                                $  --          $0.21
---------------------------------------------------------------------------
    Diluted Earnings
       Per Share                                     $0.22          $0.80
===========================================================================

Diluted comprehensive earnings per share:
    Before accounting change                         $0.03          $0.71
    Accounting change                                $  --          $0.21
---------------------------------------------------------------------------
    Diluted Comprehensive
       Earnings Per Share                            $0.03          $0.92
===========================================================================


B.  RATE MATTERS

Competition and the Customer Choice Act

  The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to shop, purchasing electricity at market prices from a variety of electric generation suppliers (customer choice). As of March 31, 2001, approximately 21 percent of Duquesne Light's customers had chosen alternative generation suppliers measured on a kilowatt-hour basis, and approximately 26 percent on a non-coincident peak load basis. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed below). As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

  Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light for a competitive transition charge (discussed below) and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Competitive Transition Charge

  In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Rates are then expected to decrease 21 percent for residential customers who continue to take provider of last resort service from Duquesne Light pursuant to the second agreement with Orion discussed below. Once the CTC collection period ends for all rate classes, rates are expected to decrease on average 17 percent system-wide for provider of last resort customers. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $343 million ($210 million net of tax) at March 31, 2001, on which Duquesne Light is allowed to earn an 11 percent pre-tax return. A slightly lower amount is shown on the balance sheet due to the accounting for unbilled revenues adopted during 2000.

Provider of Last Resort

  Although no longer a generation supplier, as the provider of last resort for all customers in its service territory, Duquesne Light must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply Duquesne Light with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. On December 20, 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004 (POLR II). The agreement also allows Duquesne Light, following the CTC collection, an average margin of 0.5 cents per kilowatt-hour (KWH) supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

Rate Freeze

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, Duquesne Light agreed to extend this rate cap for an additional six months through the end of 2001. Subsequently, in connection with the POLR II agreement described above, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

Regional Transmission Organization

  FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations. The goal of the order is to put transmission facilities in a region under common control in an effort to reduce costs. Duquesne Light is actively negotiating with the Pennsylvania-New Jersey-Maryland Interconnection to establish the PJM West regional transmission organization. Duquesne Light's ultimate decision will depend in part on the outcome of the strategic review process.

AquaSource Rate Applications

  AquaSource has filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. The requested rate increases were to be phased in over twelve months, becoming effective on July 17, 2000 and 2001. AquaSource proposes, among other things, to replace the more than 100 separate tariffs of its acquired companies with a single water tariff and a single sewer tariff using uniform, system-wide rates. If this request is approved, annual water and sewer revenues in Texas will increase by approximately $7 million after the phase-in period is completed.

  Subject to possible suspension by a later interim or final rate order, AquaSource's proposed rates were implemented on the July 17, 2000 effective date and are being charged (subject to refund with interest) pending the final order on each application by the regulatory authority having jurisdiction. Included in 2001 revenues is approximately $1.1 million related to this rate increase, of which $0.3 million was deferred, for accounting purposes, for potential disallowance.

  Thirteen of the municipalities have either approved the requested rate increase or failed to act on a timely basis, and therefore the increase is deemed approved in those locations. However, three municipalities have denied the proposed increase outright, and a fourth has established rates significantly lower than requested. AquaSource has appealed these municipal rate orders to the TNRCC. It is customary for the TNRCC to consolidate all municipal appeals with the general rate case and to issue one uniform rate order affecting all service areas. The TNRCC held a preliminary hearing on November 29, 2000, setting the schedule for discovery and filing testimony. Hearings are next scheduled for September 2001. The four municipalities are resisting efforts to consolidate their appeals. While there is no statutory deadline for a decision, AquaSource expects the TNRCC's final order to be issued by early 2002.

  On March 31, 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) regarding its water and sewer rates in Indiana. We currently anticipate a final order from the IURC in early 2002. If this request is approved, annual water and sewer revenues in Indiana will increase by approximately $2.7 million.

C.  RECEIVABLES

  The components of receivables for the periods indicated are as follows:

                                             (Millions of Dollars)
                                       -----------------------------------
                                       March 31,   March 31,  December 31,
                                         2001        2000         2000
--------------------------------------------------------------------------
Electric customers                      $ 88.9      $ 74.6       $ 87.0
Unbilled revenue accrual                  36.3        36.5         47.2
Water customers                           15.9        22.3         17.3
Other utility                             13.1        24.7         16.6
Other                                     75.6        64.3         80.2
  Less: (Allowance for
   uncollectible accounts)               (11.0)       (9.7)       (11.9)
--------------------------------------------------------------------------
    Total                               $218.8      $212.7       $236.4
==========================================================================

D.  COMMITMENTS AND CONTINGENCIES

Construction

  We estimate that in 2001 we will spend, excluding the allowance for funds used during construction, approximately $60 million for electric utility construction; $50 million (including $30 million for environmental compliance) for water utility construction; $40 million for construction at our landfill gas sites; and $10 million for construction by our other business lines.

Guarantees

  As part of our investment portfolio in affordable housing, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. A portion of the fees received has been deferred to absorb any required payments with respect to these transactions. Based on an evaluation of and recent experience with the underlying housing projects, we believe that such deferrals are sufficient for this purpose.

  In connection with DQE Energy Services' sale, through a subsidiary, of its alternative fuel facilities, DQE agreed to guarantee the subsidiary's obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. We do not believe this guarantee will have any material impact on our results of operations, financial position or cash flows.

Other

  In February 2001, 39 former and current employees of AquaSource, all minority investors in AquaSource, commenced an action against DQE, AquaSource and others. The action is currently before the U.S. District Court for the Southern District of Texas, Houston Division. The complaint alleges that the defendants fraudulently induced the plaintiffs to agree to sell their Class B AquaSource shares back to AquaSource, and that defendants took actions intended to decrease the value of these Class B shares. Plaintiffs seek, among other things, an award of actual damages not to exceed $100 million and exemplary damages not to exceed $400 million.

  Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuit is frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe we have meritorious defenses to plaintiffs' claims. We intend to vigorously defend the lawsuit.

  We are involved in various other legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

E.  BUSINESS SEGMENTS AND RELATED INFORMATION

  We report our results by the following four principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution by Duquesne Light of electricity (electricity delivery business segment), (2) the supply by Duquesne Light of electricity (electricity supply business segment), (3) the collection by Duquesne Light of transition costs (CTC business segment), and (4) the management by AquaSource of water systems (water distribution business segment). With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an "all other" category, to include our expanded business lines which are investments below the quantitative threshold for separate disclosure.

Intercompany charges include costs for certain administrative functions as well as interest charges on borrowings from DQE Capital.

Business Segments for the Three Months Ended:
-------------------------------------------------------------------------------

                                                                              (Millions of Dollars)
                                             --------------------------------------------------------------------------------------
                                              Electricity    Electricity                  Water         All     Elimina-   Consoli-
                                               Delivery         Supply        CTC     Distribution     Other      tions      dated
                                             --------------------------------------------------------------------------------------
March 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                $   73.7      $   97.6   $   74.1       $   25.6   $   52.6   $   (3.1)  $  320.5
Operating expenses                                    39.7          97.6        3.3           21.7       49.0       (3.1)     208.2
Depreciation and amortization expense                 14.8            --       64.3            4.6        4.1         --       87.8
-----------------------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                           19.2            --        6.5           (0.7)      (0.5)        --       24.5
Other income                                           5.3            --         --            1.5       17.2       (0.6)      23.4
Interest and other charges                            20.2            --         --            0.3        8.0       (0.1)      28.4
-----------------------------------------------------------------------------------------------------------------------------------
    Income before taxes                                4.3            --        6.5            0.5        8.7       (0.5)      19.5
Income taxes                                           1.8            --        2.3            0.4        2.2        0.6        7.3
-----------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before
     intercompany charges                              2.5            --        4.2            0.1        6.5       (1.1)      12.2
    Intercompany charges - net                         2.3            --         --           (0.2)      (2.7)       0.6         --
-----------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                             $    4.8      $     --   $    4.2       $   (0.1)  $    3.8   $   (0.5)  $   12.2
===================================================================================================================================

Assets                                            $2,161.4      $     --   $  332.0       $  436.2   $  916.5   $     --   $3,846.1
===================================================================================================================================

Capital expenditures                              $   10.9      $     --   $     --       $    9.2   $    5.5   $     --   $   25.6
===================================================================================================================================



                                                                              (Millions of Dollars)
                                             --------------------------------------------------------------------------------------
                                              Electricity    Electricity                  Water         All     Elimina-   Consoli-
                                               Delivery         Supply        CTC     Distribution     Other      tions      dated
                                             --------------------------------------------------------------------------------------
March 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                $   76.0      $   95.6   $   86.4       $   26.0   $   33.6   $   (3.1)  $  314.5
Operating expenses                                    51.2          78.7        3.8           23.4       41.1       (3.1)     195.1
Depreciation and amortization expense                 13.9           1.6       44.9            3.7        5.2         --       69.3
-----------------------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                           10.9          15.3       37.7           (1.1)     (12.7)        --       50.1
Other income                                           6.4           3.6         --            1.3       22.8       (0.7)      33.4
Interest and other charges                             9.0          15.9         --            0.3        8.4       (0.1)      33.5
-----------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before taxes, cumulative
      effect and intercompany charges                  8.3           3.0       37.7           (0.1)       1.7       (0.6)      50.0
Income taxes                                           3.1          (6.7)      13.2            0.3       (2.8)        --        7.1
-----------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before cumulative effect
      and intercompany charges                         5.2           9.7       24.5           (0.4)       4.5       (0.6)      42.9
    Intercompany charges - net                        (1.0)         (1.6)        --           (2.7)       5.3         --         --
-----------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before
      cumulative effect                                4.2           8.1       24.5           (3.1)       9.8       (0.6)      42.9
    Cumulative effect - net                            7.3           8.2         --             --         --         --       15.5
-----------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                             $   11.5      $   16.3   $   24.5       $   (3.1)  $    9.8   $   (0.6)  $   58.4
===================================================================================================================================

Assets (1)                                        $2,124.1      $     --   $  396.4       $  427.4   $  918.1   $     --   $3,866.0
===================================================================================================================================

Capital expenditures                              $   11.4      $     --   $     --       $   13.7   $    4.4   $     --   $   29.5
===================================================================================================================================

(1) Relates to assets as of December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth on pages 2 through 9 in
Part I, Item 1 of this Report.


  DQE, Inc. is a multi-utility delivery and services company. Our operating subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, Inc.; DQE Enterprises, Inc.; DQE Financial Corp.; DQE Communications, Inc.; and ProAm, Inc. Our financial, non-operating subsidiaries are Cherrington Insurance, Ltd. and DQE Capital Corporation.

  Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy. On April 28, 2000, Duquesne Light sold its generation assets to Orion Power MidWest, L.P. for approximately $1.7 billion. (See "Competitive Transition Charge" discussion on page 14.)

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

Strategic Review Process

  As previously announced, we are currently engaged in a strategic and financial review of our entire company, focusing on maximizing shareholder value. At this point, we are evaluating the possible separation of our water utility and financial and investment businesses from our electric utility and related businesses. We are actively focused on the divestiture of certain businesses and on structuring the separation in a manner that optimizes shareholder value. We expect to complete this review process during the next few months.

Service Areas

  Duquesne Light's electric utility operations provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we historically sold electricity to other utilities. (See "Competitive Transition Charge" discussion on page 14.)

  AquaSource's water utility operations currently provide service to more than 400,000 water and wastewater customer connections in 20 states.

  ProAm, our propane delivery business, provides service to over 70,000 customers in seven states.

  Our other business lines have operations and investments in several states and Canada.

Regulation

  DQE and Duquesne Light are subject to the accounting and reporting requirements of the SEC. Duquesne Light's electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters. Additionally, AquaSource's water utility operations are subject to regulation by various authorities within the states where they operate as to rates, accounting and other matters. (See "AquaSource Rate Applications" discussion on page 15.)

Business Segments

  This information is set forth in "Results of Operations" below and in "Business Segments and Related Information," Note E to our condensed consolidated financial statements on page 8. As a result of the PUC's final accounting order issued in January 2001, the allocations between business segments in 2000 have been revised to conform with our current accounting presentation.

RESULTS OF OPERATIONS

Overall Performance

  Basic earnings per share before cumulative effect of accounting change was $0.22 in the first quarter of 2001 compared to $0.60 in the first quarter of 2000, a decrease of 63 percent. The average shares of outstanding common stock declined by 15 million, or 21 percent. The lower average shares outstanding reflect approximately 16 million shares we repurchased in 2000 as part of our recapitalization program, done in conjunction with the sale of our generation assets. We have temporarily suspended our common stock repurchase strategy in 2001 during our strategic review process.

  Earnings for common shareholders decreased from $58.0 million in the first quarter of 2000 to $12.2 million in the first quarter of 2001, a decrease of 79 percent. This decrease included $15.5 million for the one-time cumulative effect of a change in accounting principle for unbilled revenues in 2000.

  Income before the cumulative effect of a change in accounting principle decreased $30.7 million compared to the first quarter of 2000. This decrease was due primarily to a $20.3 million reduction in earnings in conjunction with decreased average CTC balance during 2001, and $11.6 million related to a lower effective tax rate utilized in the first quarter of 2000 in anticipation of the generation divestiture transaction. Subsequent to the generation asset sale, and until the POLR II period begins (currently anticipated in the first quarter of 2002), the electricity supply business segment consists solely of our provider of last resort obligation, which by PUC-approved treatment is designed to break even. (See "Provider of Last Resort" discussion on page 14.) These factors were partially offset by increased contributions to net income from our propane delivery, fiber optic network leasing, and landfill gas operations.

  Comprehensive income consists of net income plus unrealized holding gains or losses on investments in marketable securities. Comprehensive income was $1.2 million in the first quarter of 2001 compared to $66.8 million in the first quarter of 2000, a decrease of $65.6 million or 98 percent.

  In addition to the one-time effect of the change in accounting principle, the decrease in comprehensive income included a $19.4 million decrease in other comprehensive income related to market price decreases in DQE Enterprises' investments in marketable securities.

Results of Operations by Business Segment

  We report our results by the following four principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution by Duquesne Light of electricity (electricity delivery business segment), (2) the supply by Duquesne Light of electricity (electricity supply business segment), (3) the collection by Duquesne Light of transition costs (CTC business segment), and (4) the management by AquaSource of water systems (water distribution business segment). With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an "all other" category to include our expanded business lines which are investments below the quantitative threshold for separate disclosure. Revenues and assets in the "all other" category are comprised of energy facility operations, landfill gas operations, propane operations, fiber optic network leases and other operating investments, as well as financial investments. Income from financial investments is included in other income. Intercompany charges include costs for certain administrative functions as well as interest charges on borrowings from DQE Capital. Intercompany eliminations primarily relate to intercompany sales of electricity, property rental and dividends.

  Additional information on our business segments is set forth on page 8 in Note E, "Business Segments and Related Information," in the Notes to the Consolidated Financial Statements.

  Electricity Delivery Business Segment. The electricity delivery business segment contributed $2.5 million to income before cumulative effect of accounting change and intercompany transactions in the first quarter of 2001 compared to $5.2 million in the first quarter of 2000, a decrease of $2.7 million or 52 percent.

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

  Operating revenues decreased by $2.3 million or 3.0 percent compared to the first quarter of 2000, due to a decrease in sales to electric utility customers of 1.8 percent. This decrease is primarily due to lower industrial sales to steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.


---------------------------------------------------------------------
                                             KWH Delivered
                                    ---------------------------------
                                             (In Millions)
                                    ---------------------------------
First Quarter                         2001        2000       Change
---------------------------------------------------------------------
Residential                            901         872        3.3 %
Commercial                           1,467       1,462        0.3 %
Industrial                             856         948       (9.7)%
-----------------------------------------------------------
  Sales to Electric
    Utility Customers                3,224       3,282       (1.8)%
=====================================================================

  Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; automated meter reading and billing costs; customer service; collection; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased $11.5 million or 22.5 percent compared to 2000, primarily due to cost savings realized from DQE's corporate center excellence and Duquesne

Light's Best-in-Class initiatives begun in late 2000, and a $3.2 million reduction to vegetation management expenses.

  Depreciation and amortization expense increased $0.9 million or 6.5 percent in the first quarter of 2001 compared to the first quarter of 2000. This increase can be primarily attributed to depreciation expense on the automated meter reading system purchased at the end of the first quarter 2000.

  Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest expense in the first quarter of 2001 was $28.4 million, a 15 percent decrease from the first quarter of 2000. This decrease reflects the results of our recapitalization program. In the first quarter of 2001, there was $11.2 million or 124.4 percent more interest and other charges allocated to the electricity delivery business segment compared to the first quarter of 2000. Although Duquesne Light retired debt with generation asset sale proceeds, thus reducing its overall level of interest expense, all remaining interest costs after recapitalization are borne by the electricity delivery business segment.

  Income tax expense decreased $1.3 million due to $4.0 million less of taxable income compared to the first quarter of 2000.

  Electricity Supply Business Segment. Subsequent to the April 2000 generation asset sale and until the POLR II period begins, the electricity supply business segment is currently designed to break even in accordance with PUC-approved accounting treatment. This segment consists solely of our provider of last resort obligation to customers who cannot or do not choose to shop for an alternative generation supplier. During the POLR II period, Duquesne Light will be allowed to earn an average margin of 0.5 cents per KWH supplied to customers not shopping.

  By comparison, in the first quarter of 2000, the electricity supply business segment earned $16.3 million, the result of $3.0 million of generation-related income before intercompany charges; a $7.8 million tax benefit recorded in anticipation of the pending generation asset sale; and $8.2 million related to the non-recurring cumulative effect of a change in accounting principle for unbilled revenues.

  CTC Business Segment. Duquesne Light earns an 11 percent pre-tax return on its net unrecovered transition cost balance. With the successful completion of the generation asset sale in April 2000, we recovered approximately $1.0 billion of our PUC-approved transition costs. As a result, our average after-tax transition cost balance decreased from approximately $1.4 billion in the first quarter of 2000 to approximately $235 million in the first quarter of 2001, resulting in a $20.3 million decrease in earnings for this segment.

  Water Distribution Business Segment. The water distribution business segment had $0.1 million of income before intercompany charges in the first quarter of 2001, compared to a $0.4 million loss in the first quarter of 2000.

  Operating revenues for this business segment are derived from billings related to water and sewer services for utilities owned by AquaSource and from utilities for which AquaSource is a contract operator, and water-related construction and engineering projects. Operating revenues decreased by $0.4 million during the first quarter of 2001. The decrease was primarily the result of the sale of certain non-strategic water utilities in the fourth quarter of 2000.

  Operating expenses for the water distribution business segment are primarily made up of costs to operate and maintain the water distribution systems; administrative expenses; and non-income taxes, such as property and payroll taxes. Operating expenses decreased by $1.7 million as a result of efforts to reduce duplicate functions and consolidate operations.

  Depreciation and amortization expense includes depreciation of utility delivery systems and the amortization of goodwill on acquisitions. The $0.9 million increase was attributable to increases in depreciation from capital additions during 2000.

  The water distribution business segment also had a $2.5 million decrease in net intercompany charges compared to the first quarter of 2000. This decrease is primarily due to DQE's providing a capital contribution to AquaSource to enable it to retire its intercompany debt. Therefore, intercompany charges do not include interest expense on borrowings during 2001.

  All Other. The all other category contributed $6.5 million to income before intercompany charges in the first quarter of 2001 compared to $4.5 million in the first quarter of 2000, an increase of $2.0 million or 44.4 percent.

  Operating revenues increased in the first quarter of 2001 by $19.0 million or 57 percent compared to the first quarter of 2000. This increase was primarily the result of increased revenues of $7.9 million from propane delivery sales, $2.7 million from fiber optic lease transactions, and $6.2 million from landfill gas operations.

  In the first quarter of 2001, operating expenses increased $7.9 million or 19 percent over the first quarter of 2000. This increase was primarily the result of increased expenses from our propane delivery business and landfill gas operations.

  Depreciation and amortization expense primarily includes the depreciation of the expanded business lines' plant and equipment and amortization of certain investments. In the first quarter of 2001, depreciation and amortization expense decreased by $1.1 million, primarily due to the sale of certain non-strategic assets during 2000.

  Other income primarily includes gains on investment dispositions, long-term investment income, and interest and dividend income related to our other business lines. Other income in the first quarter of 2001 was $5.6 million or 25 percent lower than in the first quarter of 2000. The decrease is related to the nature of our leasing investments, where income decreases over the lease life. Also contributing to the decrease was a $4.0 million pre-tax gain on the sale of certain non-strategic assets in the first quarter of 2000.

  Interest and other charges are made up of interest on long-term debt, other interest and preferred stock dividends of the expanded business lines. A decrease of $0.4 million in the first quarter of 2001 was primarily due to lower short-term borrowing activity compared to the first quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES

  We estimate that during 2001 we will spend, excluding the allowance for funds used during construction, approximately $60 million for electric utility construction; $50 million (including $30 million for environmental compliance) for water utility construction; $40 million for construction at our landfill gas sites; and $10 million for construction by our other business lines. During the first three months of 2001, we have spent approximately $25.6 million on capital expenditures, consisting of approximately $10.9 million at Duquesne Light, $9.2 million at AquaSource, $3.1 million at DQE Financial and the remaining $2.4 million on other.

Acquisitions and Dispositions

  In the first quarter of 2001, AquaSource acquired three water companies for approximately $0.8 million. As part of our strategic review process, AquaSource has also continued to negotiate the sale of its bottled water assets. Due diligence is continuing and a sale is anticipated to occur by June 2001.

  The Allegheny County Airport has signed a termsheet agreement to repurchase the Pittsburgh International Airport energy facility from a DQE Enterprises subsidiary, as well as to enter into an operations and maintenance agreement regarding the facility with DQE Energy Services. The transaction is expected to close in the second quarter of 2001.

  In the first quarter of 2000, Duquesne Light purchased from Itron, Inc. the Customer Advanced Reliability System (CARS), the automated electronic meter reading system developed by Itron for use with our electric utility customers. We had previously leased these assets.

  We disposed of affordable housing investments in the first quarter of 2000 for $15.7 million, resulting in an after-tax gain of $2.1 million.

Financing

  In the first quarter of 2001 we repurchased approximately 10,000 shares of DQE preferred stock for approximately $830,000.

  At March 31, 2001, we had $29 million of commercial paper borrowings outstanding, and $88.2 million of current debt maturities. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $41 million, the amount of average daily borrowings was $9.4 million, and the weighted average daily interest rate was 6.1 percent.

Future Capital Requirements and Availability

  We have $85 million of term notes maturing in 2001. We maintain two separate revolving credit agreements, one for $300 million expiring in June 2001 and one for $225 million expiring in September 2001. We have the option to convert each revolver into a term loan facility for a period of one or two years, respectively, for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At March 31, 2001, no borrowings were outstanding. Related to these and other credit facilities, we are subject to financial covenants requiring certain cash coverage and debt-to-capital ratios. At March 31, 2001, we were in compliance with all of our financial covenants.

  With customer choice fully in effect, and our generation asset divestiture complete, all of our electric utility customers are now buying their generation directly from alternative suppliers or indirectly from Orion through the Duquesne Light provider of last resort service arrangement. Customer revenues on the income statement include revenues from provider of last resort customers. Although we collect these revenues, we pass them on (net of gross receipts tax) to Orion. In addition, rates for residential customers are expected to drop by 21 percent with the final CTC collection. Duquesne Light also agreed to freeze its generation rates through 2004 and its transmission and distribution rates through 2003. However, Duquesne Light expects to realize incremental margin through its extended provider of last resort arrangement. (See "Provider of Last Resort" and "Rate Freeze" discussions below.)

RATE MATTERS

Competition and the Customer Choice Act

  The Customer Choice Act enables Pennsylvania's electric utility customers to shop, purchasing electricity at market prices from a variety of electric generation suppliers (customer choice). As of March 31, 2001, approximately 21 percent of Duquesne Light's customers had chosen alternative generation suppliers measured on a kilowatt-hour basis, and approximately 26 percent on a non-coincident peak load basis. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed below). As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

  Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light a competitive transition charge (discussed below) and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Competitive Transition Charge

  In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Rates are then expected to decrease 21 percent for residential customers who continue to take provider of last resort service from Duquesne Light pursuant to the second agreement with Orion discussed below. Once the CTC collection period ends for all rate classes, rates are expected to decrease on average 17 percent system-wide for provider of last resort customers. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $343 million ($210 million net of tax) at March 31, 2001, on which Duquesne Light is allowed to earn an 11 percent pre-tax return. A slightly lower amount is shown on the balance sheet due to the accounting for unbilled revenues adopted during 2000.

Provider of Last Resort

  Although no longer a generation supplier, as the provider of last resort for all customers in its service territory, Duquesne Light must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply Duquesne Light with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. On December 20, 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004 (POLR II). The agreement also permits Duquesne Light, following
CTC collection, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

Rate Freeze

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, Duquesne Light agreed to extend this rate cap for an additional six months through the end of 2001. Subsequently, in connection with the POLR II agreement described above, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

Regional Transmission Organization

  FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations. The goal of the order is to put transmission facilities in a region under common control in an effort to reduce costs. Duquesne Light is actively negotiating with the Pennsylvania-New Jersey-Maryland Interconnection to establish the PJM West regional transmission organization. Duquesne Light's ultimate decision will depend in part on the outcome of the strategic review process.

AquaSource Rate Applications

  AquaSource has filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. The requested rate increases were to be phased in over twelve months, becoming effective on July 17, 2000 and 2001. AquaSource proposes, among other things, to replace the more than 100 separate tariffs of its acquired companies with a single water tariff and a single sewer tariff using uniform, system-wide rates. If this request is approved, annual water and sewer revenues in Texas will increase by approximately $7 million after the phase-in period is completed.

  Subject to possible suspension by a later interim or final rate order, AquaSource's proposed rates were implemented on the July 17, 2000 effective date and are being charged (subject to refund with interest) pending the final order on each application by the regulatory authority having jurisdiction. Included in 2001 revenues is approximately $1.1 million related to this rate increase, of which $0.3 million was deferred for accounting purposes for potential disallowance.

  Thirteen of the municipalities have either approved the requested rate increase or failed to act on a timely basis, and therefore the increase is deemed approved in those locations. However, three municipalities have denied the proposed increase outright, and a fourth has established rates significantly lower than requested. AquaSource has appealed these municipal rate orders to the TNRCC. It is customary for the TNRCC to consolidate all municipal appeals with the general rate case and to issue one uniform rate order affecting all service areas. The TNRCC held a preliminary hearing on November 29, 2000, setting the schedule for discovery and filing testimony. Hearings are next scheduled for September 2001. The four municipalities are resisting efforts to consolidate their appeals. While there is no statutory deadline for a decision, AquaSource expects the TNRCC's final order to be issued by early 2002.

  On March 31, 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) regarding its water and sewer rates in Indiana. We currently anticipate a final order from the IURC in early 2002. If this request is approved, annual water and sewer revenues in Indiana will increase by approximately $2.7 million.

Outlook

  Duquesne Light continues to focus on its Best-in-Class service improvement and cost reduction initiatives undertaken in conjunction with its exit from the generation business. While Duquesne Light's earnings are expected to be substantially lower than in prior years as a result of the sale of its generation assets (60 percent of total assets) in April 2000, it is expected to earn solid utility returns in 2001; returns in 2002 and beyond are expected to be enhanced with the inclusion of the POLR II margin. We now anticipate a higher than previously expected level of operating income from POLR II, due to less customer shopping as a result of higher wholesale energy prices. During 2002, incremental earnings from POLR II margins are expected to contribute approximately $.30 per share.

  DQE Energy Services continues to be successful in further penetrating its niche markets of energy facility operation and maintenance projects that meet the needs of industrial and commercial customers. All current construction-phase projects are on schedule and on budget and current operational-phase projects are profitable. DQE Communications continues to experience a high level of demand for its open access fiber optic network in southwestern Pennsylvania and expects to continue to lease dark fiber in accordance with its plan. DQE Communications is also exploring options to expand its customer services, and to use its excess fiber capacity in other ventures. Each of these businesses is expected to provide a double-digit return on their modest capital investment with substantial upside possible from the use of DQE Communications' excess fiber.

  AquaSource continues to focus on realizing operating efficiencies as the result of its integration initiatives. The improvements made to date at AquaSource had a positive impact on first quarter earnings and, combined with ongoing improvement efforts, are expected to have a more significant impact throughout the remainder of the year. Business development activities currently under way are expected to increase 2002 earnings by approximately $.20 per share beyond the 2001 level.

  ProAm's business is seasonal, with a large portion of customer usage coming from residential heating. During the first quarter of 2001, ProAm was able to maintain strong margins and produce sound financial results. The second and third quarters are expected to be break-even quarters with the fourth quarter returning to profitability. For the year, earnings are expected to be on target (10 percent return on investment). ProAm is also reviewing opportunities to take advantage of further consolidation in its industry, which could produce higher returns.

  DQE Financial's landfill gas and alternative energy businesses performed well in the first quarter, taking advantage of higher margins on gas sales. The level of gas prices throughout 2001 is expected to be a significant factor in the financial results throughout the remainder of the year. Investment activity during the year will be focused in these areas. Earnings from the leasing portfolio are scheduled to drop off substantially from prior years, reflective of the earnings pattern of a leasing portfolio without new investments.

  DQE Enterprises continues to be hampered by weak equity markets. The market value of its existing public investments performed in line with the broader technology-related markets during the first quarter; opportunities for further investment and monetization of its private investments, as previously projected for 2001, are unclear in the current equity market environment. As a result, we no longer expect that gains from initial public offerings, asset sales and improvements in market valuations would be a significant source of earnings in 2001.

  Overall, DQE's 2001 basic earnings were expected to decline substantially from the 2000 level. This decline reflects the effects of Duquesne Light's generation asset sale in April 2000, which reduced earning assets by $1 billion, as had been expected. While our future earnings would be on a significantly lower base of assets than historical levels, our recapitalization program and cost reduction initiatives would lessen the effect of this earnings decline. Improving earnings from DQE's other businesses, particularly AquaSource, are also expected to mitigate this decline to some extent; however, given the outlook for DQE Enterprises, it is no longer likely that we will meet our comprehensive earnings aspirations in 2001.

  We had previously projected comprehensive earnings for 2001 in the range of $2.96 to $3.36 per share, contingent upon equity market performance. Included in this projection was $1.82 to $2.22 of earnings projected from DQE Enterprises' investments. Based upon the current outlook for the market, we do not expect to realize the previously projected earnings associated with these investments in the near term. With our core utility businesses performing well, we project 2001 basic earnings, excluding gains from the monetization of DQE Enterprises' investments, in the $1.25 to $1.30 per share range. Earnings from our core businesses include approximately $.95 per share from Duquesne Light and related businesses (communications and energy services) and $0.30 per share from AquaSource. The remaining $.05 per share is attributable to DQE's other businesses and parent debt expenses.

  Although our reported earnings are expected to decline from the 2000 level, particularly at Duquesne Light, operating cash flow is expected to continue to be strong. During the year we expect to collect the majority of our remaining $210 million of transition costs (after tax) from electric utility customers. In addition, all of our businesses are currently generating positive cash flows from their operations, a trend that we project to continue. Although we have temporarily suspended our stock repurchase program during the strategic review process, we may resume the program after further evaluation.

  This "Outlook" section contains forward-looking statements, the results of which may materially differ from those implied due to known and unknown risks and uncertainties. These statements, and certain of the risks and uncertainties that may affect the results, are discussed below. DQE earnings will depend on the performance of our subsidiaries, on the outcome of our strategic review process, on our ability to sell select, non-strategic assets such as our bottled water operations, and on the effectiveness of our administrative resource reduction. Demand for electric, water, gas, propane and telecommunications utility services, and the availability of appropriate investment opportunities in those industries, as well as changing market and weather conditions, will affect cash flow, returns on investment and earnings levels at DQE and each of our subsidiaries. Energy prices will affect the number of customers using our provider of last resort service, which in turn will affect earnings from POLR II margins. AquaSource's returns will depend in part on the outcome of its rate filings in Texas and Indiana, which in turn depend on the determinations of each state's public utility commission. The availability of suitable partners will affect ProAm's ability to carry out a consolidation strategy. Gas price levels will have an obvious impact on DQE Financial's earnings levels. Stock market volatility will affect earnings at DQE Enterprises. Overall performance by DQE and its subsidiaries will also be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

  We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $568 million or 42 percent of long-term borrowings. Most of this variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $2.4 million for the three months ended March 31, 2001 and $0.7 million for the three months ended March 31, 2000. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $54 million and $36 million as of March 31, 2001 and March 31, 2000. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

                             --------------------

  Except for historical information contained herein, the matters discussed in this annual report are forward-looking statements that involve risks and uncertainties including, but not limited to: the outcome of our strategic review process; economic and business conditions with respect to electronic commerce and energy technology companies; the outcome of AquaSource's rate applications and shareholder litigation; economic, competitive, governmental and technological factors affecting operations, markets, products, services and prices; and other risks discussed in "Outlook" above and our filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.

  In February 2001, 39 former and current employees of AquaSource, all minority investors in AquaSource, commenced an action against DQE, AquaSource and others. The action is currently before the U.S. District Court for the Southern District of Texas, Houston Division. The complaint alleges that the defendants fraudulently induced the plaintiffs to agree to sell their Class B AquaSource shares back to AquaSource, and that defendants took actions intended to decrease the value of these Class B shares. Plaintiffs seek, among other things, an award of actual damages not to exceed $100 million and exemplary damages not to exceed $400 million.

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

b. We filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   DQE, Inc.
                                       ------------------------------
                                                 (Registrant)


Date   May 1, 2001                          /s/ Morgan K. O'Brien
     ---------------                   ------------------------------
                                                 (Signature)
                                              Morgan K. O'Brien
                                           Chief Operating Officer
                                        (Principal Financial Officer)

Date   May 1, 2001                           /s/ James E. Wilson
     ---------------                   ------------------------------
                                                 (Signature)
                                               James E. Wilson
                                        Vice President and Controller
                                       (Principal Accounting Officer)