Form 10-Q
period 2001-06-30
DQE INC
filed 2001-08-14
CIK 846930

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM IO-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ____________ to ____________


                            Commission File Number
                            ----------------------
                                    l-10290



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past go days.        Yes X  No___
                            ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE Common Stock, no par value - 55,889,854 shares outstanding as of June 30, 2001 and 55,888,162 shares outstanding as of July 31, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DQE Condensed Statement of Consolidated Income (Unaudited)
--------------------------------------------------------------------------------

                                                                               (Millions of Dollars, Except Per Share Amounts)
                                                                           -------------------------------------------------------
                                                                                   Three Months               Six Months
                                                                                  Ended June 30,             Ended June 30,
                                                                           -------------------------------------------------------
                                                                                2001         2000         2001          2000
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues:
Electricity sales                                                            $   255.4   $   260.4       $   492.0    $   506.4
Water sales                                                                       26.3        25.6            52.0         51.5
Other                                                                             31.7        38.2            90.0         80.8
----------------------------------------------------------------------------------------------------------------------------------
  Total Operating Revenues                                                       313.4       324.2           634.0        638.7
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel and purchased power                                                         104.1        92.7           197.6        143.3
Other operating                                                                   71.5       102.0           165.3        205.4
Maintenance                                                                        6.1        18.7            11.7         36.4
Impairment of long-lived assets                                                  109.2           -           109.2            -
Depreciation and amortization                                                     89.9        87.3           177.7        156.6
Taxes other than income taxes                                                     15.9        20.8            31.2         44.2
----------------------------------------------------------------------------------------------------------------------------------
  Total Operating Expenses                                                       396.7       321.5           692.7        585.9
----------------------------------------------------------------------------------------------------------------------------------
Operating (Loss) Income                                                          (83.3)        2.7           (58.7)        52.8
----------------------------------------------------------------------------------------------------------------------------------
Other Income:
Investment income                                                                  8.2        37.4            31.6         70.8
Investment impairment                                                            (47.3)          -           (47.3)           -
----------------------------------------------------------------------------------------------------------------------------------
  Total Other Income                                                             (39.1)       37.4           (15.7)        70.8
----------------------------------------------------------------------------------------------------------------------------------
Interest and Other Charges                                                        27.6        31.7            56.0         65.2
----------------------------------------------------------------------------------------------------------------------------------
(Loss) Income Before Income Taxes and Cumulative
Effect of a Change in Accounting Principle                                      (150.0)        8.4          (130.4)        58.4
----------------------------------------------------------------------------------------------------------------------------------
Income Taxes                                                                     (28.2)       (2.0)          (20.9)         5.1
----------------------------------------------------------------------------------------------------------------------------------
(Loss) Income Before Cumulative Effect
of a Change in Accounting Principle                                             (121.8)       10.4          (109.5)        53.3
----------------------------------------------------------------------------------------------------------------------------------
Cumulative Effect of a Change in Accounting Principle - Net                          -           -               -         15.5
----------------------------------------------------------------------------------------------------------------------------------
Net (Loss) Income                                                               (121.8)       10.4          (109.5)        68.8
----------------------------------------------------------------------------------------------------------------------------------
Dividends on Preferred Stock                                                       0.2        (1.0)            0.2         (0.5)
----------------------------------------------------------------------------------------------------------------------------------
Earnings Available for Common Stock                                          $  (122.0)  $    11.4       $  (109.7)   $    69.3
==================================================================================================================================
Average Number of Common Shares
  Outstanding (Millions of Shares)                                                55.9        67.1            55.9         69.0
==================================================================================================================================
Earnings Per Share of Common Stock:
Before cumulative effect of a change in accounting principle                 $   (2.18)  $    0.19       $   (1.96)   $    0.79
Cumulative effect of a change in accounting principle                        $       -   $       -       $       -    $    0.22
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share of Common Stock                                     $   (2.18)  $    0.19       $   (1.96)   $    1.01
==================================================================================================================================
Diluted Earnings Per Share of Common Stock:
Before cumulative effect of a change in accounting principle                 $   (2.17)  $    0.18       $   (1.94)   $    0.77
Cumulative effect of a change in accounting principle                        $       -   $       -       $       -    $    0.21
----------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock                                   $   (2.17)  $    0.18       $   (1.94)   $    0.98
==================================================================================================================================
Dividends Declared Per Share of Common Stock                                 $    0.42   $    0.40       $    0.84    $    0.80
==================================================================================================================================

See notes to condensed consolidated statements.

DQE Condensed Consolidated Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                                         (Millions of Dollars)
                                                                                      ----------------------------
                                                                                         June 30,    December 31,
ASSETS                                                                                     2001          2000
--------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                                                    $       4.9     $      15.8
Receivables                                                                                  222.0           236.4
Other current assets                                                                         238.9           136.6
--------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                                    463.8           388.8
--------------------------------------------------------------------------------------------------------------------
Long-Term Investments                                                                        745.6           773.9
--------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                              2,447.9         2,396.3
Less: Accumulated depreciation                                                              (746.9)         (702.4)
--------------------------------------------------------------------------------------------------------------------
     Total Property, Plant and Equipment - Net                                             1,701.0         1,693.9
--------------------------------------------------------------------------------------------------------------------
Other Non-Current Assets:
  Transition costs                                                                           266.9           396.4
  Regulatory assets                                                                          327.2           326.6
  Other                                                                                      149.1           286.4
--------------------------------------------------------------------------------------------------------------------
     Total Other Non-Current Assets                                                          743.2         1,009.4
--------------------------------------------------------------------------------------------------------------------
       Total Assets                                                                    $   3,653.6     $   3,866.0
====================================================================================================================

CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable and current debt maturities                                            $      96.2     $      89.6
  Other current liabilities                                                                  192.7           258.6
--------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                               288.9           348.2
--------------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
  Deferred income taxes - net                                                                876.4           852.7
  Deferred income                                                                            110.7           116.8
  Other non-current liabilities                                                              165.7           171.4
--------------------------------------------------------------------------------------------------------------------
     Total Non-Current Liabilities                                                         1,152.8         1,140.9
--------------------------------------------------------------------------------------------------------------------
  Commitments and Contingencies (Note E)
--------------------------------------------------------------------------------------------------------------------
Capitalization:
Long-Term Debt                                                                             1,349.9         1,351.7
--------------------------------------------------------------------------------------------------------------------
Preferred Stock:
  DQE preferred stock                                                                         16.3            17.4
  Preferred stock of subsidiaries                                                            212.6           212.6
  Preference stock of subsidiaries                                                            12.7            11.4
--------------------------------------------------------------------------------------------------------------------
     Total Preferred Stock                                                                   241.6           241.4
--------------------------------------------------------------------------------------------------------------------
Common Shareholders' Equity:
  Common stock - no par value (authorized - 187,500,000
    shares; issued - 109,679,154 shares)                                                     994.8           994.8
  Retained earnings                                                                          850.4         1,007.7
  Treasury stock (at cost) (53,779,300 and 53,793,330 shares)                             (1,247.4)       (1,247.2)
  Accumulated other comprehensive income                                                      22.6            28.5
--------------------------------------------------------------------------------------------------------------------
     Total Common Shareholders' Equity                                                       620.4           783.8
--------------------------------------------------------------------------------------------------------------------
     Total Capitalization                                                                  2,211.9         2,376.9
--------------------------------------------------------------------------------------------------------------------
       Total Liabilities and Capitalization                                            $   3,653.6     $   3,866.0
====================================================================================================================

See notes to condensed consolidated financial statements.

DQE Condensed Statement of Consolidated Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        (Millions of Dollars)
                                                                                            -------------------------------------
                                                                                                       Six Months Ended June 30,

                                                                                                          2001            2000
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                                                             $  173.7      $    185.1
Changes in working capital other than cash                                                                (55.5)          (73.6)
Other                                                                                                     (28.8)           18.8
---------------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided from Operating Activities                                                            89.4           130.3
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                                                       70.9           (76.8)
Long-term investments                                                                                      (8.7)          (62.2)
Acquisitions                                                                                               (0.8)          (32.0)
Capitalized divestiture costs                                                                                 -           (89.6)
Sale of generation assets                                                                                     -         1,705.0
Proceeds from disposition of investments                                                                   26.7            49.4
Other                                                                                                      (6.3)           (2.2)
---------------------------------------------------------------------------------------------------------------------------------
    Net Cash (Used in) Provided from Investing Activities                                                 (60.0)        1,491.6
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Dividends on common and preferred stock                                                                   (47.8)          (53.4)
Reductions of long-term obligations - net                                                                 (15.3)         (749.2)
Repurchase of common stock                                                                                    -          (344.6)
Issuance of debt                                                                                              -           149.7
Commercial paper activity                                                                                  20.0          (342.8)
Other                                                                                                       2.8           (38.2)
---------------------------------------------------------------------------------------------------------------------------------
    Net Cash Used in Financing Activities                                                                 (40.3)       (1,378.5)
---------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and temporary cash investments                                            (10.9)          243.4
Cash and temporary cash investments at beginning of period                                                 15.8            54.2
---------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                                                   $    4.9      $    297.6
=================================================================================================================================

See notes to condensed consolidated financial statements.




DQE Condensed Statement of Consolidated Comprehensive Income (Unaudited)
--------------------------------------------------------------------------------

                                                                                            (Millions of Dollars)
                                                                          -------------------------------------------------------
                                                                                   Three Months             Six Months
                                                                                 Ended June 30,            Ended June 30,
                                                                          -------------------------------------------------------
                                                                                2001        2000        2001            2000
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                             $(121.8)    $  10.4       $(109.5)      $  68.8
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income:
   Unrealized holding gains (losses) arising during the period,
     net of tax of $2.1, $(0.1), $(3.2) and $5.8                                  5.1        (0.3)         (5.9)          8.1
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive (Loss) Income                                                   $(116.7)    $  10.1       $(115.4)      $  76.9
=================================================================================================================================

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A. STRATEGIC REVIEW PROCESS


  We have concluded our strategic review process, the goal of which was to determine our long-term strategic direction in order to maximize value to shareholders. Based upon the results of this review, our Board of Directors has concluded that we should remain independent at this time, with a strategic focus on our utility operations. In addition, we will continue to operate a more streamlined water utility and certain of our existing complementary businesses, including energy services and communications. Consistent with this strategy, we will explore, in an orderly manner, opportunities to monetize a portion or all of our remaining unregulated businesses.

B. ACCOUNTING POLICIES

Consolidation

  DQE, Inc. delivers essential products and related services, including electricity, water and communications, to more than one million customers throughout the United States. Our core operating subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, Inc.; and DQE Communications, Inc. Our other subsidiaries are DQE Enterprises, Inc.; DQE Financial Corp.; ProAm, Inc.; Cherrington Insurance, Ltd.; and DQE Capital Corporation.

  Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy.

  AquaSource is a water resource management company that acquires, develops and manages water and waste-water systems.

  DQE Energy Services is a facilities-management company offering a wide range of energy outsourcing solutions for industrial, manufacturing, airport and institutional markets including operation and maintenance of energy and specialty fuel facilities.

  DQE Communications is the developer and owner of the only open-access metropolitan fiber optic network in southwestern Pennsylvania.

  DQE Enterprises manages investments in electronic commerce, energy services and technologies, and communications businesses.

  DQE Financial is an investment and portfolio management organization focusing its financial expertise in structured finance and alternative-energy markets.

  ProAm is a propane retail distribution company serving more than 70,000 customers in seven states.

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

  These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Impairment Charges

  In connection with the focus on our core utility operations, we have determined that certain of our assets lie outside the scope of our future plans. Our water distribution business was formed in mid-1997 to aggregate the operations of small to mid-sized water systems throughout the United States. AquaSource acquired more than 130 water utilities, service companies, and construction companies, with annual aggregate revenues in excess of $100 million.

  In 2000, AquaSource suspended major acquisitions when forecasted returns did not materialize. AquaSource turned its focus to better integrating operations to achieve efficiencies through higher resource utilization, cost reductions and a more standard operational approach. Operating under a new management team, AquaSource has made substantive progress to date in implementing strategies that will enable the company to reach its full potential. AquaSource earned an operating profit for the first time, after taking into consideration prior period acquisition adjustments, during the first six months of 2001.

  While the regulated utility business continues to show promise, the contract operations business and the construction business have failed to achieve originally projected operating margins. Competition and price pressures have reduced the outlook for margins in these businesses. Furthermore, given AquaSource's broad geographic diversity, there are selective areas of operation that are not capable of achieving the integration synergies needed to realize desired levels of performance.

  Evaluating AquaSource's future direction was a major focus of the strategic review process. The new management team has assessed the capabilities of the operating platforms. This realistic outlook of the company's potential future performance results in lower returns than originally anticipated.

  In recognition of this assessment and resulting outlook, AquaSource recorded a second quarter pretax impairment charge of $109.2 million, or $99.7 million after tax, to write down various aspects of its business, primarily related to contract operations and construction. Our remaining investment in AquaSource excluding working capital after the impairment charge is approximately $280 million as of June 30, 2001.

  Going forward, AquaSource remains committed to the water distribution business, anchored by its regulated utility business. Efforts to improve the profitability and quality of service of this business segment will continue. In addition, AquaSource views contract operations and construction as important complementary businesses while it works to complete the transition to a fully integrated operation with enhanced profitability.

  We determined the value of the impairment by projecting the undiscounted future cash flows generated by the specific assets over the assets' expected lives. To the extent that the undiscounted future cash flows did not exceed the book carrying value of the assets, the future cash flows were discounted back at our cost of borrowing to determine the carrying value of the assets. The impairment charge recorded is the difference between the previous book carrying value and the carrying value determined by this process.

  The assets determined to be impaired consisted of $79.4 million of goodwill, $26.4 million of property, plant and equipment, and $3.4 million of other assets.

  As a further result of our strategic review process, we formalized plans for an orderly divestiture of our DQE Enterprises business during the next few quarters as opportunities present themselves. This business is not consistent with our focus on our core regulated utility businesses and opportunities related to these investments have not developed as expected, due to market conditions. During the second quarter of 2001, Enterprises sold two investments and recognized an impairment charge to write off all or parts of seven investments, resulting in a non-cash pre-tax charge of $47.3 million, or $27.7 million after tax.

  We determined the value of the impairment of each of these investments by analyzing the business prospects for each platform company. This analysis included an evaluation of the business' cash on-hand, its fundraising abilities, its number of customers and contracts, and its overall ability to continue as a going concern. In addition, we obtained independent external valuation for certain of the businesses.

Earnings Per Share

  We no longer report comprehensive income or comprehensive earnings per share on the income statement, due to our decision to monetize DQE Enterprises' investments.

  Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, DQE preferred stock and stock options, unless a net loss occurs as the inclusion of these shares would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted basic earnings per share for the three and six months ended June 30, 2001 and June 30, 2000.


Diluted Earnings Per Share
for the Three Months Ended June 30,
--------------------------------------------------------------------------------
 (Millions of Dollars)                         2001                   2000
--------------------------------------------------------------------------------
Earnings for common                         $  (122.0)              $   11.4
Dilutive effect of:
    ESOP dividends                                0.4                    0.4
    Preferred stock dividends                     0.2                    0.9
--------------------------------------------------------------------------------
  Diluted Earnings for Common               S  (121.4)              $   12.7
================================================================================
(Millions of Shares)
Basic average shares                             55.9                   69.0
Dilutive effect of:
    ESOP shares                                     -                    0.9
    DQE preferred stock                             -                    1.0
    Stock options                                   -                      -
--------------------------------------------------------------------------------
Diluted average shares                           55.9                   70.9
--------------------------------------------------------------------------------
  Diluted Earnings Per Share                $   (2.17)              $   0.18
================================================================================

Diluted Earnings Per Share
for the Six Months Ended June 30,
--------------------------------------------------------------------------------
 (Millions of Dollars)                         2001                   2000
--------------------------------------------------------------------------------
Income before accounting change             $  (109.7)              $   53.8
Cumulative effect of
    accounting change - net                         -                   15.5
--------------------------------------------------------------------------------
Earnings for common                            (109.7)                  69.3
Dilutive effect of:
    ESOP dividends                                0.9                   (0.5)
    Preferred stock dividends                     0.2                    0.8
--------------------------------------------------------------------------------
  Diluted Earnings for Common               $  (108.6)              $   69.6
================================================================================
(Millions of Shares)
Basic average shares                             55.9                   69.0
Dilutive effect of:
    ESOP shares                                     -                    0.9
    DQE preferred stock                             -                    1.0
    Stock options                                   -                      -
--------------------------------------------------------------------------------
Diluted average shares                           55.9                   70.9
--------------------------------------------------------------------------------
Diluted earnings per share:
    Before accounting change                $   (1.94)              $   0.77
    Accounting change                       $       -               $   0.21
--------------------------------------------------------------------------------
  Diluted Earnings Per Share                $   (1.94)              $   0.98
================================================================================

Recent Accounting Pronouncements

  On July 20, 2001 the Financial Accounting Standards Board issued two new accounting standards, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles."

  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. We do not believe the adoption of this statement will have a significant impact on our financial statements.

  SFAS No. 142, which becomes effective January 1, 2002, discontinues the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review for the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. We are currently evaluating, but have yet to determine, the impact that the adoption of this statement will have on our financial statements.

C. RATE MATTERS

Competition and the Customer Choice Act

  The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). As of July 31, 2001, approximately 14 percent of Duquesne Light's customers had chosen alternative generation suppliers measured on both a kilowatt-hour (KWH) basis and a non-coincident peak load basis. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion Power Midwest. L.P. (discussed on page 8). As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

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

Regional Transmission Organization

  FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations (RTOs). Duquesne Light is committed to reducing customer costs while ensuring a stable, plentiful supply of electricity for its customers. Toward that end Duquesne concluded, as part of the strategic review, that it will join the Pennsylvania-New Jersey-Maryland interconnection to establish the PJM West RTO. Duquesne's inclusion in this RTO will put the region's transmission facilities under common control to reduce long-term energy costs and enhance reliability to customers.

Competitive Transition Charge

  In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Rates are then expected to decrease 18 percent for an average residential customer who takes provider of last resort service from Duquesne Light pursuant to the second agreement with Orion discussed below. This rate decrease reflects the additional cost of electric capacity required by RTO membership. (See "Regional Transmission Organization" discussion on page 7.) The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $277.2 million ($169.1 million net of tax) at June 30, 2001, on which Duquesne Light is allowed to earn an 11 percent pre-tax return. A slightly lower amount is shown on the balance sheet due to the accounting for unbilled revenues adopted during 2000.

Provider of Last Resort

  Although no longer a generation supplier, as the provider of last resort for all customers in its service territory, Duquesne Light must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply Duquesne Light with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. On December 20, 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004 (POLR II). The agreement also permits Duquesne Light, following the CTC collection, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

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

AquaSource Rate Applications

  AquaSource has filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. The requested rate increases were provisionally phased in over twelve months, becoming effective on July 17, 2000 and 2001. If this request is approved, annual water and sewer revenues in Texas will increase by approximately $7 million after the phase-in period is completed.

  The proposed rates are being charged (subject to refund with interest) pending the final order on each application by the regulatory authority having jurisdiction. Included in 2001 revenues is approximately $1.7 million related to this rate increase.

  Thirteen of the municipalities have either approved the requested rate increase or failed to act on a timely basis, and therefore the increase is deemed approved in those locations. However, three municipalities have denied the proposed increase outright, and a fourth has established rates significantly lower than requested. AquaSource has appealed these municipal rate orders to the TNRCC. It is customary for the TNRCC to consolidate all municipal appeals with the general rate case and to issue one uniform rate order affecting all service areas. Hearings are next scheduled for September 2001. While there is no statutory deadline for a decision, AquaSource expects the TNRCC's final order to be issued by early 2002.

  On March 31, 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) regarding its water and sewer rates in Indiana. We currently anticipate a final order from the IURC in early 2002. If this request is approved, annual water and sewer revenues in Indiana will increase by approximately $2.7 million.

D. RECEIVABLES

  The components of receivables for the periods indicated are as follows:

                                       (Millions of Dollars)
                                -----------------------------------
                                June 30,   June 30.    December 31,
                                 2001        2000          2000
-------------------------------------------------------------------
Electric customers           $  94.9      $  101.8      $  87.0
Unbilled revenue
  accrual                       46.4          50.0         47.2
Water customers                 15.7          32.7         17.3
Other utility                   13.1          11.6         16.6
Other                           61.0          40.3         80.2
 Less: (Allowances for
   uncollectible
   accounts)                   (11.1)        (12.0)       (11.9)
---------------------------------------------------------------
     Total                   $ 220.0      $  224.4      $ 236.4
===============================================================

E. COMMITMENTS AND CONTINGENCIES

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

Other

  In February 2001, 39 former and current employees of AquaSource, all minority investors in AquaSource, commenced an action against DQE, AquaSource and others in the District Court of Harris County, Texas. The complaint alleges that the defendants fraudulently induced the plaintiffs to agree to sell their AquaSource stock back to AquaSource, and that defendants took actions intended to decrease the value of the stock. Plaintiffs seek, among other things, an award of actual damages not to exceed $100 million and exemplary damages not to exceed $400 million.

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

F. SUBSEQUENT EVENT

  On July 16, 2001, the Allegheny County Airport Authority purchased the Pittsburgh International Airport energy facility from a DQE Enterprises subsidiary, and entered into an operations and maintenance agreement regarding the facility with DQE Energy Services. The transaction resulted in an approximate gain of $8.2 million after tax ($0.15 per share).

G. BUSINESS SEGMENTS AND RELATED INFORMATION

   With a more concentrated focus on our core utility businesses, we formalized plans to divest our DQE Enterprises business. (See "Impairment Charges" discussion, Note B, on page 6.) During the second quarter of 2001, Enterprises recorded a pretax $47.3 million ($27.7 million after tax) one-time non-cash charge for the sale of two investments and the write-off of all or parts of seven other investments, which had a significant effect on our earnings. As a result, Enterprises' operations meet the criteria for separate disclosure as a business segment according to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Historically, they had been included in the "all other" category.

   We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) the transmission and distribution of electricity by Duquesne Light (electricity delivery business segment), (2) the supply of electricity by Duquesne Light (electricity supply business segment), (3) the management of water systems by AquaSource (water distribution business segment), and (4) the management of electronic commerce, energy services and technologies, and communications investment portfolios by DQE Enterprises (Enterprises business segment). With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an "all other" category, to include our other subsidiaries below the quantitative threshold for disclosure and corporate administrative functions, financing, and insurance services for our various affiliates.

Business Segments for the Three Months Ended:
--------------------------------------------------------------------------------

                                                                      (Millions of Dollars)
                                  --------------------------------------------------------------------------------------------------
                                   Electricity   Electricity               Water                       All      Elimina-    Consoli-
                                     Delivery       Supply      CTC     Distribution   Enterprises    Other      tions       dated
                                  --------------------------------------------------------------------------------------------------
June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                 $    80.6      $ 108.8    $  73.9    $  26.4        $   4.9       $  21.8   $ (3.0)     $  313.4
Operating expenses                      38.2        108.8        3.4       20.7            3.9          26.1     (3.5)        197.6
Depreciation and
 amortization expense                   14.9           --       65.1        4.9            0.7           4.3       --          89.9
------------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                27.5           --        5.4        0.8            0.3          (8.6)     0.5          25.9
Investment income (2)                   11.4           --         --        0.7            1.8           6.8    (12.5)          8.2
Investment impairment                     --           --         --         --          (47.3)           --       --         (47.3)
Interest and other charges (2)          20.2           --         --        0.3             --          18.6    (11.5)         27.6
------------------------------------------------------------------------------------------------------------------------------------
 Income before taxes                    18.7           --        5.4        1.2          (45.2)        (20.4)    (0.5)        (40.8)
Income taxes                             7.7           --        1.9        0.8          (19.2)         (9.9)      --         (18.7)
------------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) before
  impairment charge                     11.0           --        3.5        0.4          (26.0)        (10.5)    (0.5)        (22.1)
Impairment charge - net of tax            --           --         --      (99.7)            --            --       --         (99.7)
------------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                 $    11.0      $    --    $   3.5    $ (99.3)       $ (26.0)      $ (10.5)  $ (0.5)     $ (121.8)
====================================================================================================================================

Assets                             $ 1,961.3      $    --    $ 266.9    $ 348.6        $ 109.2       $ 967.6   $   --      $3,653.6
====================================================================================================================================

Capital expenditures               $    15.4      $    --    $    --    $   8.8        $    --       $  21.1   $   --      $   45.3
====================================================================================================================================

                                                                      (Millions of Dollars)
                                 ---------------------------------------------------------------------------------------------------
                                  Electricity    Electricity               Water                       All      Elimina-    Consoli-
                                     Delivery       Supply      CTC     Distribution   Enterprises    Other      tions       dated
                                 ---------------------------------------------------------------------------------------------------
June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                $   75.5        $ 114.3    $  83.1    $   25.6       $   5.7       $  23.2   $  (3.2)    $  324.2
Operating expenses                    42.4          122.8        3.6        28.8           4.6          42.6     (10.6)       234.2
Depreciation and
 amortization expense                 14.1            0.5       63.6         4.2           0.9           4.0        --         87.3
------------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)              19.0           (9.0)      15.9        (7.4)          0.2         (23.4)      7.4          2.7
Other income (2)                       9.6           (0.7)        --         1.4           8.1          31.4     (12.4)        37.4
Interest and other charges (2)        18.5            5.2         --         0.3           0.2          12.0      (4.5)        31.7
------------------------------------------------------------------------------------------------------------------------------------
 Income before taxes                  10.1          (14.9)      15.9        (6.3)          8.1          (4.0)     (0.5)         8.4
Income taxes                           1.8            1.1        5.5        (1.8)          3.2         (11.8)       --         (2.0)
------------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                $    8.3        $ (16.0)   $  10.4    $   (4.5)      $   4.9       $   7.8   $  (0.5)    $   10.4
====================================================================================================================================

Assets (1)                        $1,892.5        $    --    $ 396.4    $  466.8       $ 163.6       $ 946.7   $    --     $3,866.0
====================================================================================================================================

Capital expenditures              $   22.1        $   4.7    $    --    $   15.2       $   0.2       $   5.1   $    --     $   47.3
====================================================================================================================================

(1)  Asset balance as of December 31, 2000.
(2)  Excludes intercompany interest charges.

Business Segments for the Six Months Ended:
--------------------------------------------------------------------------------

                                                                          (Millions of Dollars)
                                ---------------------------------------------------------------------------------------------------
                                   Electricity  Electricity              Water                     All      Elimina-     Consoli-
                                    Delivery      Supply      CTC     Distribution  Enterprises   Other      tions        dated
                                ---------------------------------------------------------------------------------------------------
June 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                  $  154.4    $  206.4    $  148.0   $   52.0      $   10.9    $   68.4   $   (6.1)   $   634.0
Operating expenses                      79.2       206.4         6.6       42.8           9.4        70.3       (8.9)       405.8
Depreciation and
  amortization expense                  29.6           -       129.5        9.4           1.6         7.6          -        177.7
-----------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)               45.6           -        11.9       (0.2)         (0.1)       (9.5)       2.8        (50.5)
Investment income (2)                   21.7           -           -        2.2           2.8        24.1      (19.2)        31.6
Investment impairment                      -           -           -          -         (47.3)          -          -        (47.3)
Interest and other charges (2)          40.4           -           -        0.5           0.1        30.4      (15.4)        56.0
-----------------------------------------------------------------------------------------------------------------------------------
  Income before taxes                   26.9           -        11.9        1.5         (44.7)      (15.8)      (1.0)       (21.2)
Income taxes                            11.0           -         4.2        1.2         (19.4)       (8.4)         -        (11.4)
-----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss) before
    impairment charge                   15.9           -         7.7        0.3         (25.3)       (7.4)      (1.0)        (9.8)
Impairment charge - net of tax             -           -           -      (99.7)            -           -          -        (99.7)
-----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                 $   15.9    $      -    $    7.7   $  (99.4)     $  (25.3)   $   (7.4)  $   (1.0)   $  (109.5)
===================================================================================================================================
Assets                              $1,961.3    $      -    $  266.9   $  348.6      $  109.2    $  967.6   $      -    $ 3,653.6
===================================================================================================================================
Capital expenditures                $   26.3    $      -    $      -   $   18.0      $      -    $   26.6   $      -    $    70.9
===================================================================================================================================


                                                                          (Millions of Dollars)
                                ---------------------------------------------------------------------------------------------------
                                   Electricity  Electricity              Water                     All      Elimina-     Consoli-
                                    Delivery      Supply      CTC     Distribution  Enterprises   Other      tions        dated
                                ---------------------------------------------------------------------------------------------------
June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                  $  151.5    $  209.9    $  169.5   $   51.5      $   10.7    $   52.0   $   (6.4)   $   638.7
Operating expenses                      95.2       204.2         7.4       53.7           9.5        80.4      (21.1)       429.3
Depreciation and
  amortization expense                  28.0         2.2       108.5        8.0           1.7         8.2          -        156.6
-----------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)               28.3         3.5        53.6      (10.2)         (0.5)      (36.6)      14.7         52.8
Other income (2)                        16.5         2.8           -        2.7          10.0        60.0      (21.2)        70.8
Interest and other charges (2)          27.5        21.2           -        0.5           0.4        21.0       (5.4)        65.2
-----------------------------------------------------------------------------------------------------------------------------------
  Income before taxes                   17.3       (14.9)       53.6       (8.0)          9.1         2.4       (1.1)        58.4
Income taxes                             4.6        (6.8)       18.8       (3.6)          3.6       (11.5)         -          5.1
-----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss) before
      cumulative effect             $   12.7    $   (8.1)   $   34.8   $   (4.4)     $    5.5    $   13.9   $   (1.1)   $   (53.3)
===================================================================================================================================
Assets(1)                           $1,892.5    $      -    $  396.4   $  466.8      $  163.6    $  946.7   $      -    $ 3,866.0
===================================================================================================================================
Capital expenditures                $   33.5    $    4.7    $      -   $   28.9      $    0.4    $    9.3   $      -    $    76.8
===================================================================================================================================

(1) Asset balance as of December 31, 2000.
(2) Excludes intercompany interest charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth on pages 2 through 12 in
Part I, Item I of this Report.

  DQE, Inc. delivers essential products and related services, including electricity, water and communications, to more than one million customers throughout the United States. Our core operating subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, Inc.; and DQE Communications, Inc. Our other subsidiaries are DQE Enterprises, Inc.; DQE Financial Corp.; ProAm, Inc.; Cherrington Insurance, Ltd.; and DQE Capital Corporation.

  Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy.

  AquaSource is a water resource management company that acquires, develops and manages water and waste-water systems and complementary businesses.

  DQE Energy Services is a facilities-management company offering a wide range of energy outsourcing solutions for industrial, manufacturing, airport and institutional markets including operation and maintenance of energy and specialty fuel facilities.

  DQE Communications is the developer and owner of the only open-access metropolitan fiber optic network in southwestern Pennsylvania.

  DQE Enterprises manages investments in electronic commerce, energy services and technologies, and communications businesses.

  DQE Financial is an investment and portfolio management organization focusing its financial expertise in structured finance and alternative-energy markets.

  ProAm is a propane retail distribution company serving more than 70,000 customers in seven states.

  DQE Capital and Cherrington Insurance provide financing and insurance services for DQE and various affiliates.

  See Note G to our condensed consolidated financial statements on page 9 for information on our business segments.

Strategic Review Process

  We have concluded our strategic review process, the goal of which was to determine our long-term strategic direction in order to maximize value to shareholders. Based upon the results of this review, our Board of Directors has concluded that we should remain independent at this time, with a strategic focus on our utility operations. In addition, we will continue to operate a more streamlined water utility and certain of our existing complementary businesses, including energy services and communications. Consistent with this strategy, we will explore, in an orderly manner, opportunities to monetize a portion or all of our remaining unregulated businesses.

Service Areas

  Duquesne Light's electric utility operations provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we historically sold electricity to other utilities. (See "Competitive Transition Charge" discussion on page 18.)

  AquaSource's water utility operations currently provide service to more than 400,000 water and wastewater customer connections in 20 states.

  ProAm, our propane delivery business, provides service to over 70,000 customers in seven states.

  Our other business lines have operations and investments in several states and Canada.

Regulation

  DQE and Duquesne Light are subject to the accounting and reporting requirements of the SEC. Duquesne Light's electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters. Additionally, AquaSource's water utility operations are subject to regulation by various authorities within the states where they operate as to rates, accounting and other matters. (See "AquaSource Rate Applications" discussion on page 19.)

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2001 and June 30, 2000

  We reported $0.30 per share of net income (excluding $2.48 per share of one-time non-cash charges) for the second quarter of 2001, compared to $0.29 per share of net income in the second quarter of 2000 (excluding $0.10 per share of one-time charges). The increase resulted from improved performance at our energy services business as well as higher gas prices and production at our landfill gas sites. This increase was accomplished despite a $0.10 per share decrease in earn-ings on our CTC. Also benefiting the quarter were cost reduction initiatives at DQE and Duquesne Light.

   In addition to these earnings, we recorded one-time, non-cash charges of $2.48 per share during the second quarter of 2001 and $0.10 per share during the second quarter of 2000. During 2001, we recorded a $27.3 million or $0.49 per share after tax charge for the sale of two investments and impairment of all or part of seven other DQE Enterprises investments, and a $99.7 million or $1.78 per share after tax charge for the impairment of certain assets held by AquaSource. (See "Impairment Charges" discussion, Note B, on page 6.) Also, during 2001 we recorded an additional $0.21 per share charge related to the sale of our bottled water business, which was sold in May 2001, and the costs associated with the strategic review process. During 2000, we recorded a charge of $7.0 million related to the termination of a coal-bed methane project. In total, these events resulted in a net loss of $121.8 million, or $2.18 per share for the second quarter of 2001, compared to $10.4 million, or $0.19 per share of net income in the second quarter of 2000. The average shares outstanding declined by 11 million or 17 percent. The lower average shares outstanding reflect approximately 16 million shares repurchased in 2000 as part of our recapitalization program, done in conjunction with the sale of our generation assets. We temporarily suspended repurchases of shares during the strategic review process, but we may resume such repurchases in the future.

Revenues

-------------------------------------------------------------------------
                                                      Revenues
                                        ---------------------------------
                                                    (In Millions)
                                        ---------------------------------
Second Quarter                            2001         2000      Change
-------------------------------------------------------------------------
Electricity Delivery                    $   80.6     $  75.5     $   5.1
Electricity Supply                         108.8       114.3        (5.5)
CTC                                         73.9        83.1        (9.2)
Water Distribution                          26.4        25.6         0.8
DQE Enterprises                              4.9         5.7        (0.8)
All Other                                   21.8        23.2        (1.4)
Intercompany Eliminations                   (3.0)       (3.3)        0.2
-------------------------------------------------------------------------
 Total                                  $  313.4     $ 324.2     $ (10.8)
=========================================================================

   Revenues for the second quarter of 2001 decreased $10.8 million or 3.3 percent compared to the second quarter of 2000. The electricity supply and CTC business segments experienced $5.5 million and $9.2 million decreases, respectively, due to a 7.4 percent decrease in total KWH sales, including sales to other utilities. This decrease in sales is primarily due to the generation asset sale in April 2000. Offsetting these decreases was a $5.1 million increase in sales in the electricity delivery business segment, primarily due to a favorable sales mix between residential, commercial and industrial customers. Although the overall level of electricity sales decreased, electricity delivery sales to residential and commercial customers increased, resulting in higher revenues for the electricity delivery segment. Sales to industrial customers, who are charged the lowest delivery rate of customer classes, decreased 9 percent for the second quarter and 9.5 percent year-to-date compared to the same periods during 2000. The following table shows the change during the second quarter in our provider of last resort KWH load retention by customer class, comparing the final month of the second quarter to the final month of the first quarter.


-------------------------------------------------------------------------
                                                      K W H
                                                   (In Millions)
                                        ---------------------------------
                                               June    March
                                               2001    2000     Change
-------------------------------------------------------------------------
Residential                                     169     192     (12)%
Commercial                                      476     385      24%
Industrial                                      274     255       7%
Lighting                                          5       5       0%
-----------------------------------------------------------
 Total                                          924     837      10%
=========================================================================

   In addition, the "all other" category experienced a $1.4 million decrease in revenues, primarily due to the bottled water sale in May 2001.


Operating Expenses

-------------------------------------------------------------------------
                                                 Operating Expenses
                                        ---------------------------------
                                                    (In Millions)
                                        ---------------------------------
Second Quarter                             2001         2000      Change
-------------------------------------------------------------------------
Electricity Delivery                    $    38.2     $  42.4     $  (4.2)
Electricity Supply                          108.8       122.8       (14.0)
CTC                                           3.4         3.6        (0.2)
Water Distribution                           20.7        28.8        (8.1)
DQE Enterprises                               3.9         4.6        (0.7)
All Other                                    26.1        42.6       (16.5)
Intercompany Eliminations                    (3.5)      (10.6)        7.1
-------------------------------------------------------------------------
Operating Expenses                          197.6       234.2       (36.6)
Impairment Charge                           109.2           -       109.2
-------------------------------------------------------------------------
 Total                                  $   306.8     $ 234.2     $  72.6
=========================================================================

   Operating expenses, excluding the impairment charge, decreased $36.6 million or 15.6 percent compared to the second quarter of 2000.

   Fuel and purchased power costs increased $11.4 million or 12.3 percent compared to the second quarter of 2000. The increased purchased power costs are due to the generation asset sale in April 2000. Subsequent to the sale, these costs are related to the energy purchased from Orion to fulfill our provider of last resort obligation. The increased cost has no impact on income, as a component of customer rates is designed to collect these costs and associated gross receipts tax.

   Other operating and maintenance expense decreased $43.1 million, or 35.7 percent compared to the second quarter of 2000. Operating expenses in the electricity delivery business segment decreased $5.6 million as a result of Duquesne Light's Best-in-Class cost reduction initiative and $10.7 million related to cost reductions from our corporate excellence initiative which benefitted all of the segments. Also benefitting Duquesne Light's operations was a $20.5 million reduction in operation and maintenance expense at the electricity supply business segment due to the generation asset sale in April 2000. In addition, there was a reduction in operating expenses related to operating efficiencies in the water distribution segment, and an $8.7 million decrease related to the sale of certain non-strategic assets in the second half of 2000.

   During the second quarter of 2001, we recorded a $109.2 million charge for the impairment of certain assets within our water distribution business. These assets were recorded on our books at levels that were not expected to be recoverable. This charge appears on the income statement as "Impairment of long-lived assets." Taxes other than income taxes decreased $4.9 million or 23.6 percent primarily due to our smaller size following the generation asset sale.

Depreciation and Amortization

   Depreciation and amortization expenses increased $2.6 million or 3.0 percent compared to the second quarter of 2000, primarily due to the acceleration of CTC amortization subsequent to the generation asset sale. With the successful completion of the sale, we recovered approximately $1.0 billion of our PUC-approved transition costs. Applying the proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes.

Other Income

-------------------------------------------------------------------------
                                                    Other Income
                                        ---------------------------------
                                                    (In Millions)
                                        ---------------------------------
Second Quarter                               2001         2000   Change
-------------------------------------------------------------------------
Electricity Delivery                    $    11.4     $   9.6     $   1.8
Electricity Supply                             --        (0.7)        0.7
CTC                                            --          --          --
Water Distribution                            0.7         1.4        (0.7)
DQE Enterprises                               1.8         8.1        (6.3)
All Other                                    12.9        38.3       (25.4)
Intercompany Eliminations                   (18.6)      (19.3)        0.7
-------------------------------------------------------------------------
Investment Income                             8.2        37.4       (29.2)
Investment Impairment                       (47.3)         --       (47.3)
-------------------------------------------------------------------------
 Total                                  $   (39.1)    $  37.4     $ (76.5)
==========================================================================

   Other income, excluding the one-time charges for investment impairment, decreased $29.2 million compared to the second quarter of 2000. The "all other" category had a $25.4 million decrease in other income consisting of an additional $7.8 million charge for a loss on the sale of our bottled water business, a $5.9 million reduction related to our leasing investments, and a $5.2 million reduction in interest income. In addition, DQE Enterprises recorded a $47.3 million charge for the impairment and write-off of certain investments in its portfolio. (See "Impairment Charges" discussion, Note B, on page 6.) Included in the second quarter of 2000 was a $4.0 million gain on the sale of certain non-strategic investments and a $7.5 million gain for the exchange of warrant rights in certain DQE Enterprises investments.

Interest and Other Charges

   Interest and other charges include interest on long-term debt, other interest, and preferred stock dividends of Duquesne Light. Interest expense decreased $4.1 million or 12.9 percent compared to the second quarter of 2000 as a result of our recapitalization program implemented subsequent to the generation asset sale.

Income Taxes

   Income tax expense decreased $26.2 million compared to the second quarter of 2000, due to the tax benefit on the net loss during the second quarter of 2001.

Comparison of Six Months Ended June 30, 2001 and June 30, 2000

   We report earnings of $0.52 per share, excluding the one-time charges discussed previously, in the first six months of 2001, compared to $0.89 per share in 2000, excluding $0.22 per share for the accounting for unbilled revenues and $0.10 per share of one-time charges for the termination of a coal-bed methane investment. The $0.37 per share decrease resulted primarily from $0.38 per share of lower earnings related to CTC collection subsequent to the generation asset sale. Partially offsetting this decrease were improved performance at our energy services business, and higher gas prices and production at our landfill gas sites. The cost reduction initiatives at Duquesne Light and DQE were an additional benefit. In total, these events resulted in a net loss of $109.5 million, or $1.96 per share during the first six months of 2001, compared to $68.8 million, or $1.01 per share of net income in the first six months of 2000. The average shares outstanding declined by 13 million or 19 percent. The lower average shares outstanding reflect approximately 16 million shares repurchased in 2000 as part of our recapitalization program.

Revenues


------------------------------------------------------------------------------
                                                       Revenues
                                          ------------------------------------
                                                     (In Millions)
                                          ------------------------------------
First Six Months                             2001         2000       Charge
------------------------------------------------------------------------------
Electricity Delivery                      $  154.4      $151.5       $  2.9
Electricity Supply                           206.4       209.9         (3.5)
CTC                                          148.0       169.5        (21.5)
Water Distribution                            52.0        51.5          0.5
DQE Enterprises                               10.9        10.7          0.2
All Other                                     68.4        52.0         16.4
Intercompany Eliminations                     (6.1)       (6.4)         0.3
------------------------------------------------------------------------------
 Total                                    $  634.0      $638.7       $ (4.7)
==============================================================================

  Revenues for the first six months of 2001 decreased $4.7 million or 0.7 percent compared to the first six months of 2000. The electricity supply and CTC business segments experienced $3.5 million and $21.5 million decreases, respectively, as a result of a 9 percent decrease in total KWH sales, primarily due to the generation asset sale in April 2000. Partially offsetting these decreases at Duquesne Light was a $2.9 million increase in revenues, primarily related to the favorable sales mix for electric utility customers discussed previously. The following table shows the change during the first six months of 2001 in our provider of last resort KWH load retention by customer class, comparing the final month of the second quarter of 2001 with the final month of 2000.

-------------------------------------------------------------------------------
                                                            KWH
                                             ----------------------------------
                                                       (In Millions)
                                             ----------------------------------
                                              June       December
                                              2001         2000        Change
------------------------------------------------------------------------------
Residential                                    169          210         (20)%
Commercial                                     476          297          60%
Industrial                                     274          245          12%
Lighting                                         5            2         150%
------------------------------------------------------------------
 Total                                         924          754          23%
===============================================================================

  Also offsetting these decreases was a $16.4 million increase in revenues from the "all other" category consisting of a $3.4 million increase from telecommunications leases, a $7.1 million increase in landfill gas sales, and an $8.4 million increase in propane sales. Offsetting these increases was a $2.5 million decrease related to the bottled water sale.

Operating Expenses

---------------------------------------------------------------------------
                                                 Operating Expenses
                                         ----------------------------------
                                                   (In Millions)
                                         ----------------------------------
First Six Months                             2001      2000      Change
---------------------------------------------------------------------------
Electricity Delivery                     $   79.2   $   95.2     $(16.0)
Electricity Supply                          206.4      204.2        2.2
CTC                                           6.6        7.4       (0.8)
Water Distribution                           42.8       53.7      (10.9)
DQE Enterprises                               9.4        9.5       (0.1)
All Other                                    70.3       80.4      (10.1)
Intercompany Eliminations                    (8.9)     (21.1)      12.2
---------------------------------------------------------------------------
Operation Expenses                          405.8      429.3      (23.5)
Impairment Charge                           109.2          -      109.2
---------------------------------------------------------------------------
 Total                                   $  515.0   $  429.3     $ 85.7
===========================================================================

  Operating expenses, excluding the impairment charge discussed previously, decreased $23.5 million or 5.5 percent in the first six months of 2001 compared to 2000.

  Fuel and purchased power costs increased $54.3 million or 37.9 percent compared to the first six months of 2000. The increased purchased power costs are due to the generation asset sale in April 2000. Subsequent to the sale, these costs are related to the energy purchased from Orion to fulfill our provider of last resort obligation. The increased cost has no impact on income, as a component of customer rates is designed to collect these costs and associated gross receipts tax.

  Other operating and maintenance expense decreased $64.8 million, or 26.8 percent compared to the first six months of 2000. The electricity delivery business segment experienced a $7.0 million reduction related to increased operating efficiencies from Duquesne Light's Best-in-Class cost reduction initiative. In addition, a $16.7 million reduction related to our corporate excellence initiative benefited all of the business segments. There was a $17.4 million decrease in other operating and maintenance costs in the electricity supply business segment due to the generation asset sale in April 2000. In addition, there was a $13.8 million decrease in other operating costs due to the sale of our bottled water business in May 2001 and the sale of our alternative energy facilities in September 2000, which affected the "all other" category.

  During the second quarter of 2001, we recorded a $109.2 million charge for the impairment of certain assets within our water distribution business. These assets were recorded on our books at levels that were not expected to be recoverable. This charge appears on the income statement as "Impairment of long-lived assets."

  Taxes other than income taxes decreased $13.0 million or 29.4 percent primarily due to our smaller size following the generation asset sale.


Depreciation and Amortization

  Depreciation and amortization expenses increased $21.1 million or 13.5 percent compared to the first six months of 2000, primarily due to the acceleration of CTC amortization subsequent to the generation asset sale. With the successful completion of the sale, we recovered approximately $1.0 billion of our PUC-approved transition costs. Applying the proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes.

Other Income

--------------------------------------------------------------------------------
                                                     Other Income
                                           -------------------------------------
                                                     (In Millions)
                                           -------------------------------------
First Six Months                             2001         2000        Change
--------------------------------------------------------------------------------
Electricity Delivery                       $ 21.7        $ 16.5       $   5.2
Electricity Supply                              -           2.8          (2.8)
CTC                                             -             -             -
Water Distribution                            2.2           2.7          (0.5)
DQE Enterprises                               2.8          10.0          (7.2)
All Other                                    43.5          74.4         (30.9)
Intercompany Eliminations                   (38.6)        (35.6)         (3.0)
--------------------------------------------------------------------------------
Investment Income                            31.6          70.8         (39.2)
Investment Impairment                       (47.3)            -         (47.3)
--------------------------------------------------------------------------------
 Total                                     $(15.7)       $ 70.8       $ (86.5)
================================================================================

  Other income, excluding the one-time charges for investment impairment, decreased $39.2 million compared to the first six months of 2000. The electricity delivery business segment had an increase of $5.2 million, primarily the result of increased interest earnings and no other income allocated to the electricity supply business segment subsequent to the generation asset sale. The "all other" category recorded a $30.9 million reduction in other income consisting of an additional $7.8 million loss on the sale of our bottled water business, a $6.5 million reduction in interest income, a $7.9 million reduction in lease investment income, and a $5.2 million reduction for income earning assets that were sold. In addition, DQE Enterprises recorded $47.3 million of charges for the impairment and write-down of certain investments. (See "Impairment Charges" discussion, Note B, on page 6.) Absent these one-time charges, Enterprises' investment income decreased $7.3 million, primarily the result of a $7.5 million gain for the exchange of warrant rights in certain investments in 2000.

Interest and Other Charges

  Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest expense decreased $9.2 million or 14.1 percent compared to the first six months of 2000 as a result of our recapitalization program implemented subsequent to the generation asset sale.


Income Taxes

  Income tax expense decreased $26.0 million compared to the first six months of 2000 due to the tax benefit on the net loss during 2001.


LIQUIDITY AND CAPITAL RESOURCES

  We estimate that during 2001 we will spend, excluding the allowance for funds used during construction, approximately $60 million for electric utility construction; $50 million (including $30 million for environmental compliance) for water utility construction; $40 million for construction at our landfill gas sites; and $10 million for construction by our other business lines. During the first six months of 2001, we have spent approximately $70.9 million on capital expenditures, consisting of approximately $26.3 million at Duquesne Light, $18.0 million at AquaSource, $20.3 million at DQE Financial and the remaining $6.3 million on other capital projects.


Acquisitions and Dispositions

  As part of our strategic review process, AquaSource sold its bottled water assets on May 15, 2001. The sale resulted in an after tax loss of $15.0 million, of which $10.0 million had been recorded in December 2000. We also received approximately $4.3 million for the sale of other non-strategic assets. Also during the first six months of 2001, AquaSource acquired three water companies for approximately $0.8 million.

  On July 16, 2001, the Allegheny County Airport Authority purchased the Pittsburgh International Airport energy facility from a DQE Enterprises subsidiary, and entered into an operations and maintenance agreement regarding the facility with DQE Energy Services. The transaction resulted in an approximate $8.2 million after tax gain, or $0.15 per share.

  In the first six months of 2000, Duquesne Light completed the sale of our generation assets to Orion for approximately $1.7 billion. Duquesne Light also purchased from Itron, Inc. the Customer Advanced Reliability System, the automated electronic meter reading system developed by Itron for use with our electric utility customers. We had previously leased these assets.

  We also disposed of various non-strategic investments, including affordable housing investments, in the first six months of 2000 for $49.4 million, resulting in a $4.0 million after tax gain.

Financing

   At June 30, 2001, we had $20 million of commercial paper borrowings outstanding, and $76 million of current debt maturities. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $52 million, the amount of average daily borrowings was $14 million, and the weighted average daily interest rate was 5.1 percent.

Future Capital Requirements and Availability

   We have $75 million of term notes maturing during the remainder of 2001. We maintain two separate revolving credit agreements, one for $245 million and one for $225 million, both expiring in September 2001. We have the option to extend these facilities, or to convert each revolver into a term loan facility for a period of one or two years, respectively, for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At June 30, 2001, no borrowings were outstanding. Related to these and other credit facilities, we are subject to financial covenants requiring certain cash coverage and debt-to-capital ratios. At June 30, 2001, we were in compliance with all of our financial covenants.

   With customer choice fully in effect, and our generation asset divestiture complete, all of our electric utility customers are now buying their generation directly from alternative suppliers or indirectly from Orion through the Duquesne Light provider of last resort service arrangement. Customer revenues on the income statement include revenues from provider of last resort customers. Although we collect these revenues, we pass them on (net of gross receipts tax) to Orion. In addition, rates for an average residential customer who takes provider of last resort service from Duquesne Light are expected to drop by 18 percent with the final CTC collection. This rate decrease reflects the additional cost of electric capacity required by regional transmission organization (RTO) membership. Duquesne Light also agreed to freeze its generation rates through 2004 and its transmission and distribution rates through 2003. However, Duquesne Light expects to realize incremental margin through its extended provider of last resort arrangement. (See "Regional Transmission Organization," "Provider of Last Resort," and "Rate Freeze" discussions below.) We expect future cash flows to continue to be strong enabling us to meet capital expenditure and dividend cash requirements through funds generated from operations. We also anticipate repurchasing shares of our common stock on the open market as market conditions permit.

RATE MATTERS

Competition and the Customer Choice Act

   The Customer Choice Act enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). As of July 31, 2001, approximately 14 percent of Duquesne Light's customers had chosen alternative generation suppliers measured on both a KWH basis and a non-coincident peak load basis. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed below). As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

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

Regional Transmission Organization

  FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations (RTOs). Duquesne Light is committed to reducing customer costs while ensuring a stable, plentiful supply of electricity for its customers. Toward that end Duquesne concluded, as part of the strategic review, that it will join the Pennsylvania-New Jersey-Maryland interconnection to establish the PJM West RTO. Duquesne's inclusion in this RTO will put the region's transmission facilities under common control to reduce long-term energy costs and enhance reliability to customers.

Competitive Transition Charge

   In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Rates are then expected to decrease 18 percent for an average residential customer who takes provider of last resort service from Duquesne Light pursuant to the second agreement with Orion discussed below. This rate decrease reflects the additional cost of electric capacity required by RTO membership. (See "Regional Transmission Organization" discussion on page 18.) The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $277.2 million ($169.1 million net of tax) at June 30, 2001, on which Duquesne Light is allowed to earn an 11 percent pretax return. A slightly lower amount is shown on the balance sheet due to the accounting for unbilled revenues adopted during 2000.

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

AquaSource Rate Applications

   AquaSource has filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. The requested rate increases were provisionally phased in over twelve months, becoming effective on July 17, 2000 and 2001. If this request is approved, annual water and sewer revenues in Texas will increase by approximately $7 million after the phase-in period is completed.

   The proposed rates are being charged (subject to refund with interest) pending the final order on each application by the regulatory authority having jurisdiction. Included in 2001 revenues is approximately $1.7 million related to this rate increase.

   Thirteen of the municipalities have either approved the requested rate increase or failed to act on a timely basis, and therefore the increase is deemed approved in those locations. However, three municipalities have denied the proposed increase outright, and a fourth has established rates significantly lower than requested. AquaSource has appealed these municipal rate orders to the TNRCC. It is customary for the TNRCC to consolidate all municipal appeals with the general rate case and to issue one uniform rate order affecting all service areas. Hearings are next scheduled for September 2001. While there is no statutory deadline for a decision, AquaSource expects the TNRCC's final order to be issued by early 2002.

   On March 31, 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) regarding its water and sewer rates in Indiana. We currently anticipate a final order from the IURC in early 2002. If this request is approved, annual water and sewer revenues in Indiana will increase by approximately $2.7 million.

Outlook

   With the conclusion of the strategic review process, our Board of Directors has determined that DQE should remain independent at this time, with a strategic focus on our utility operations. In addition, we will continue to operate a more streamlined water utility and certain of our existing complementary businesses, including energy services and communications. Consistent with our strategy, we will explore, in an orderly manner, opportunities to monetize a portion or all of our remaining unregulated businesses.

   Duquesne Light is committed to reducing customer costs while ensuring a stable, plentiful supply of electricity for its customers. Toward that end Duquesne concluded, as part of the strategic review, that it will join the PJM interconnection to establish the PJM West RTO.

   Duquesne Light's restructuring related to implementation of the Customer Choice Act will have a major benefi-cial impact on customers early next year. As a result of the success of its generation sale, Duquesne anticipates recovering its competitive transition costs in early 2002 for most major classes of customers -- seven years earlier than any other major Pennsylvania utility. At that time, our customers would have been subject to market prices for the supply of electricity. However, Duquesne will continue to provide capped prices for electricity to its provider of last resort customers through 2004 as part of POLR II. The rates capped under this plan will not only provide price certainty for our customers, but when combined with the impact of eliminating the CTC, will reduce the total charge for electricity to an average residential customer by 18 percent. That rate decrease reflects the additional cost of electric capacity required by PJM membership.

   With this plan in place, Duquesne is focusing its attention on additional opportunities beyond the 2004 period. Given current volatile electricity market conditions, support exists for Duquesne to further extend its capped rate plan. Duquesne currently is evaluating various energy supply alternatives to meet this opportunity. Duquesne anticipates finalizing its specific plan to provide these valuable services to its customers by year-end.

   A redirected, operationally focused AquaSource is another part of our business strategy. Our water distribution business was formed in mid-1997 to aggregate the operations of small to mid-sized water systems throughout the United States. AquaSource acquired more than 130 water utilities, service companies, and construction companies, with annual aggregate revenues in excess of $100 million.

   In 2000, AquaSource suspended major acquisitions when forecasted returns did not materialize. AquaSource turned its focus to better integrating operations to achieve efficiencies through higher resource utilization, cost reductions and a more standard operational approach. Operating under a new management team, AquaSource has made substantive progress to date in implementing strategies that will enable it to reach its full potential. AquaSource earned an operating profit for the first time, after taking into consideration prior period acquisition adjustments, during the first six months of 2001.

   While the regulated utility business continues to show promise, the contract operations business and the construction business have failed to achieve originally projected operating margins. Competition and price pressures have reduced the outlook for margins in these businesses. Furthermore, given AquaSource's broad geographic diversity, there are selective areas of operation that are not capable of achieving the integration synergies needed to realize desired levels of performance.

   Evaluating AquaSource's future direction was a major focus of the strategic review process. The new management team has assessed the capabilities of the operating platforms. This realistic outlook of the company's potential future performance results in lower returns than originally anticipated.

   In recognition of this assessment and resulting outlook, AquaSource is taking a second quarter impairment charge of approximately $100 million, after tax, to write down various aspects of its business, primarily related to contract operations and construction.

   Going forward, AquaSource remains committed to the water distribution business, anchored by its regulated utility business. Efforts to improve the profitability and quality of service of this business segment will continue. In addition, AquaSource views contract operations and construction as important complementary businesses while it works to complete the transition to a fully integrated operation with enhanced profitability.

   DQE Energy Services' contract to provide operations and maintenance services to the energy facility at the Pittsburgh International Airport has been extended through 2016 as part of negotiations that resulted in the monetization of our investment in that facility. We will recognize a 15 cents per share after tax gain during the third quarter from the sale of the energy facility.

   DQE Communications continues to experience a high level of demand, and additional fiber opportunities are under review.

   We have a successful portfolio of investments, including approximately $200 million of financial assets, approximately $65 million of propane systems and 12 investments in energy technology and electronic commerce companies totaling approximately $70 million.

   As a further result of our strategic review process, we formalized plans for an orderly divestiture of our DQE Enterprises business during the next few quarters as opportunities present themselves. This business is not consistent with our focus on our core regulated utility businesses, and opportunities related to these investments have not developed as expected, due to market conditions.

   Given our strategy, the remaining profitable portfolio of financial and propane investments are not core to the ongoing regulated business. As a result, we may also monetize certain of these investments in an orderly manner.

   As a result of the recent and planned divestitures, we expect to record an additional charge by year-end of approximately 10 to 20 cents per share for organizational restructuring. We are currently reviewing further streamlining and integration of operating units in order to simplify our corporate structure. This may result in staff reductions of approximately 5 percent of the current workforce. As stated at the beginning of the strategic review process, we are committed to continued fair treatment of our employees. We anticipate that at the end of this process we will employ approximately 1,500 workers in the Pittsburgh area.

   With the completion of our strategic review, and with our core utility businesses performing well, we continue to expect 2001 earnings, excluding the one-time, non-cash charges of $2.48 per share taken during the second quarter of 2001 and the additional $0.10 to $0.20 per share charge related to restructuring, to be $1.25 to $1.35 per share.

We estimate 2002 earnings per share in the $1.65 to $1.75 range, with an earnings growth goal to average 10 percent per year through 2004. Cash flow is expected to continue to be strong throughout the period. We recently reaffirmed our quarterly dividend of 42 cents per share and expect to be able to meet our capital expenditure and dividend requirements during the period through funds generated from operations.

   The foregoing paragraphs contain forward-looking statements, the results of which may materially differ from those implied due to known and unknown risks and uncertainties. These statements, and certain of the risks and uncertainties that may affect the results, are discussed below. Projected DQE cash flow, earnings and earnings growth will depend on the performance of our subsidiaries and on the effectiveness of our divestiture of non-core businesses. Demand for utility services, and the availability of appropriate investment opportunities in those industries, as well as changing market conditions and weather conditions, could affect the projected returns on investment and projected earnings levels at DQE and each subsidiary. Demand for propane services will affect our ability to monetize our ProAm investments. The financial benefits of Duquesne Light's POLR II agreement (and any potential extension) will depend on the number of customers choosing Orion as their generation supplier, and on customer demand for electricity. The outcome of AquaSource's rate filings, which will depend on the determinations made by the appropriate public utility commissions, will also affect performance. Stock market volatility and business conditions with respect to energy technology and electronic commerce will affect our ability to monetize DQE Enterprises' portfolio. Market conditions will affect our ability to monetize our financial investments. Overall performance by DQE and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

   We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $568 million or 40 percent of long-term borrowings. Most of this variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $1.0 million for the six months ended June 30, 2001 and $1.3 million for the six months ended June 30, 2000. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $54.9 million and $25.7 million as of June 30, 2001 and June 30, 2000. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

                            _______________________

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

PART II.  OTHER INFORMATION.

Item 1.   Legal Proceedings.

   In February 2001, 39 former and current employees of AquaSource, all minority investors in AquaSource, commenced an action against DQE, AquaSource and others in the District Court of Harris County, Texas. The complaint alleges that the defendants fraudulently induced the plaintiffs to agree to sell their AquaSource stock back to AquaSource, and that defendants took actions intended to decrease the value of the stock. Plaintiffs seek, among other things, an award of actual damages not to exceed $100 million and exemplary damages not to exceed $400 million.

   Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuit is frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe we have meritorious defenses to plaintiffs' claims. We intend to vigorously defend the lawsuit.

Item 5.  Other Information.

   We anticipate holding our 200l Annual Meeting of Stockholders at 10:00 a.m. on December 20, 2001. The record date will be October 9, 2001. Proposals of the stockholders intended to be presented at the 2001 Annual Meeting, whether for inclusion in our Proxy Statement or to be raised pursuant to an independent solicitation, must be received by DQE on or before September 13, 2001. Such proposals and notices should be in writing and directed to DQE, 400 Fairway Drive, Moon Township, PA 15108, Attn: Secretary.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:

     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                    Preferred and Preference Stock Dividend Requirements.

b.   We filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          DQE, Inc.
                                                -----------------------------
                                                        (Registrant)


Date  August 14, 2001                                /s/ Morgan K. O'Brien
     -----------------                          -----------------------------
                                                        (Signature)
                                                      Morgan K. O'Brien
                                                   Chief Operating Officer
                                                (Principal Financial Officer)

Date  August 14, 2001                                /s/ James E. Wilson
     -----------------                          -----------------------------
                                                        (Signature)
                                                       James E. Wilson
                                                Vice President and Controller
                                                (Principal Accounting Officer)