Form 10-Q
period 2001-09-30
DQE INC
filed 2001-11-09
CIK 846930

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001
                                              ------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X         No___
                     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
DQE Common Stock, no par value -55,888,008 shares outstanding as of September 30, 2001 and 55,888,627 shares outstanding as of October 31, 2001.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

DQE Condensed Statement of Consolidated Income (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                            (Millions of Dollars, Except Per Share Amounts)
                                                               Three Months             Nine months
                                                            Ended September 30,     Ended September 30,
                                                             2001        2000          2001        2000
----------------------------------------------------------------------------------------------------------
Operating Revenues:
Electricity sales                                          $  290.1    $  285.2    $  782.0      $  791.6
Water sales                                                    29.6        30.3        81.6          81.8
Other                                                          31.8        36.8       121.8         117.6
----------------------------------------------------------------------------------------------------------
Total Operating Revenues                                      351.5       352.3       985.4         991.0
----------------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel and purchased power                                      120.4       121.0       318.0         264.3
Other operating                                                79.6        99.0       244.9         304.3
Maintenance                                                     5.7         8.2        17.4          44.6
Impairment of long-lived assets                                  --          --       109.2            --
Depreciation and amortization                                 103.5        95.7       281.1         252.4
Taxes other than income taxes                                  16.7        18.9        47.9          63.1
----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                      325.9       342.8     1,018.5         928.7
----------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                        25.6         9.5       (33.1)         62.3
----------------------------------------------------------------------------------------------------------
Other Income:
Other income                                                   34.3       141.1        65.9         211.9
Investment impairment                                            --          --       (47.3)           --
----------------------------------------------------------------------------------------------------------
Total Other Income                                             34.3       141.1        18.6         211.9
----------------------------------------------------------------------------------------------------------
Interest and Other Charges                                     24.9        29.0        80.9          94.2
----------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes and Cumulative
Effect of a Change in Accounting Principle                     35.0       121.6       (95.4)        180.0
----------------------------------------------------------------------------------------------------------
Income Taxes                                                   12.3        59.2        (8.6)         64.2
----------------------------------------------------------------------------------------------------------
Income (Loss) Before Cumulative Effect
of a Change in Accounting Principle                            22.7        62.4       (86.8)        115.8
----------------------------------------------------------------------------------------------------------
Cumulative Effect of a Change in Accounting Principle -          --          --          --          15.5
Net
----------------------------------------------------------------------------------------------------------
Net Income (Loss)                                              22.7        62.4       (86.8)        131.3
----------------------------------------------------------------------------------------------------------
Dividends on Preferred Stock                                    0.2         0.1         0.4          (0.4)
----------------------------------------------------------------------------------------------------------
Earnings (Loss) Available for Common Stock                 $   22.5   $    62.3    $  (87.2)    $   131.7
==========================================================================================================
Average Number of Common Shares
  Outstanding (Millions of Shares)                             55.9        59.4        55.9          65.8
==========================================================================================================
Earnings (Loss) Per Share of Common Stock:
Before cumulative effect of a change in accounting
principle                                                   $  0.40    $   1.00    $  (1.56)   $     1.76
Cumulative effect of a change in accounting principle       $   --     $     --          --    $     0.24
----------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share of Common Stock             $  0.40    $   1.00    $  (1.56)   $     2.00
==========================================================================================================
Diluted Earnings (Loss) Per Share of Common Stock:
Before cumulative effect of a change in accounting
principle                                                   $  0.40    $   0.98    $  (1.53)   $     1.73
Cumulative effect of a change in accounting principle       $   --     $     --          --    $     0.23
----------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share of Common Stock           $  0.40    $   0.98    $  (1.53)    $    1.96
==========================================================================================================
Dividends Declared Per Share of Common Stock                $  0.42    $   0.40    $   1.26     $    1.20
==========================================================================================================

See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Balance Sheet (Unaudited)

                                                                                   (Millions of Dollars)
                                                                              September 30,    December 31,
ASSETS                                                                             2001            2000
-----------------------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                                           $       12.8     $      15.8
Receivables                                                                          202.8           236.4
Other current assets                                                                  74.3           136.6
-----------------------------------------------------------------------------------------------------------
        Total Current Assets                                                         289.9           388.8
-----------------------------------------------------------------------------------------------------------
Long-Term Investments                                                                700.4           773.9
-----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                      2,487.6         2,396.3
Less: Accumulated depreciation                                                      (763.0)         (702.4)
-----------------------------------------------------------------------------------------------------------
        Total Property, Plant and Equipment - Net                                  1,724.6         1,693.9
-----------------------------------------------------------------------------------------------------------
Other Non-Current Assets:
   Transition costs                                                                  189.1           396.4
   Regulatory assets                                                                 326.8           326.6
   Other                                                                             154.3           286.4
-----------------------------------------------------------------------------------------------------------
        Total Other Non-Current Assets                                               670.2         1,009.4
-----------------------------------------------------------------------------------------------------------
          Total Assets                                                        $    3,385.1     $   3,866.0
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
Current Liabilities:
   Notes payable and current debt maturities                                  $       26.1     $      89.6
   Other current liabilities                                                         186.0           258.6
-----------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                    212.1           348.2
-----------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
   Deferred income taxes - net                                                       794.6           852.7
   Deferred income                                                                    24.3           116.8
   Other non-current liabilities                                                     167.0           171.4
-----------------------------------------------------------------------------------------------------------
        Total Non-Current Liabilities                                                985.9         1,140.9
-----------------------------------------------------------------------------------------------------------
   Commitments and Contingencies (Note E)
-----------------------------------------------------------------------------------------------------------
Capitalization:
Long-Term Debt                                                                     1,349.2         1,351.7
-----------------------------------------------------------------------------------------------------------
Preferred Stock:
   DQE preferred stock                                                                16.3            17.4
   Preferred stock of subsidiaries                                                   212.6           212.6
   Preference stock of subsidiaries                                                   13.4            11.4
-----------------------------------------------------------------------------------------------------------
        Total Preferred Stock                                                        242.3           241.4
-----------------------------------------------------------------------------------------------------------
Common Shareholders' Equity:
   Common stock - no par value (authorized - 187,500,000
   shares; issued - 109,679,154 shares)                                              991.1           994.8
   Retained earnings                                                                 850.2         1,007.7
   Treasury stock (at cost) (53,791,146 and 53,793,330 shares)                    (1,247.4)       (1,247.2)
   Accumulated other comprehensive income                                              1.7            28.5
-----------------------------------------------------------------------------------------------------------
   Total Common Shareholders' Equity                                                 595.6           783.8
-----------------------------------------------------------------------------------------------------------
   Total Capitalization                                                            2,187.1         2,376.9
-----------------------------------------------------------------------------------------------------------
     Total Liabilities and Capitalization                                     $    3,385.1     $   3,866.0
===========================================================================================================

See notes to condensed consolidated financial statements.

DQE Condensed Statement of Consolidated Cash Flows (Unaudited)

---------------------------------------------------------------------------------------------------
                                                                   (Millions of Dollars)
                                                          -----------------------------------------
                                                               Nine Months Ended September 30,

                                                                      2001               2000
---------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                       $   245.2          $   267.0
Changes in working capital other than cash                           (29.3)              42.7
Other                                                                  5.6              (37.9)
---------------------------------------------------------------------------------------------------
     Net Cash Provided from Operating Activities                     221.5              271.8
---------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                (114.2)            (115.5)
Long-term investments                                                 (9.5)             (75.1)
Acquisitions                                                          (0.8)             (32.0)
Proceeds from disposition of investments                              45.9              208.0
Capitalized divestiture costs                                           --              (78.8)
Sale of generation assets                                               --            1,547.6
Other                                                                (13.5)             (10.8)
---------------------------------------------------------------------------------------------------
     Net Cash (Used in) Provided from Investing Activities           (92.1)           1,443.4
---------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Dividends on common and preferred stock                              (70.8)             (76.5)
Reductions of long-term obligations - net                            (65.3)            (764.9)
Repurchase of common stock                                              --             (590.6)
Commercial paper activity                                               --             (342.8)
Issuance of debt                                                        --              149.7
Other                                                                  3.7              (24.3)
---------------------------------------------------------------------------------------------------
     Net Cash Used in Financing Activities                          (132.4)          (1,649.4)
---------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and temporary cash investments        (3.0)              65.8
Cash and temporary cash investments at beginning of period            15.8               54.2
---------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period             $    12.8          $   120.0
===================================================================================================

See notes to condensed consolidated financial statements.


DQE Condensed Statement of Consolidated Comprehensive Income (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                              (Millions of Dollars)
                                                                     Three Months            Nine Months
                                                                  Ended September 30,    Ended September 30,
                                                                    2001       2000           2001        2000
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $    22.7    $    62.4   $   (86.8)   $     131.3
------------------------------------------------------------------------------------------------------------------
Other comprehensive income:
   Unrealized holding gains (losses) arising during the period,
     net of tax of $(7.3), $14.3, $(14.4) and $21.1                  (20.9)        40.8       (26.8)          48.9
------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                      $     1.8    $   103.2   $  (113.6)   $     180.2
==================================================================================================================

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)


A. STRATEGIC REVIEW PROCESS

     In August 2001 we concluded our strategic review process, the goal of which had been to determine our long-term strategic direction in order to maximize shareholder value. In light of this review, our Board of Directors concluded we should remain independent at this time, with a back-to-basics strategic focus on our electric utility operations. We will continue operating a more streamlined water utility and certain of our complementary businesses, such as energy services and communications. We are exploring opportunities to monetize, in an orderly manner, some or all of our remaining unregulated businesses.

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

     Our other business lines engage in a wide range of complementary initiatives, including the following: energy facility development and operation; independent power production; landfill gas production; propane distribution; and communications systems. DQE Capital and Cherrington Insurance provide financing and insurance services for DQE and various affiliates.

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

     These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Impairment Charges

     In connection with our focus on core utility operations, we have determined that certain of our assets lie outside the scope of our future plans. Our water distribution business was formed in mid-1997 to aggregate the operations of small to mid-sized water systems throughout the United States. AquaSource acquired more than 130 water utilities, service companies, and construction companies, with annual aggregate revenues in excess of $100 million.

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

     In the wake of the strategic review process, the new management team evaluated AquaSource's future direction and assessed the capabilities of the operating platforms. This realistic outlook of the company's potential future performance results in lower returns than originally anticipated.

     In recognition of this assessment and resulting outlook, AquaSource recorded a second quarter 2001 pre-tax impairment charge of $109.2 million, or $99.7 million after tax, to write down various aspects of its business, primarily related to contract operations and construction. Our remaining investment in AquaSource excluding working capital after the impairment charge is approximately $302 million as of September 30, 2001.

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

     Going forward, AquaSource remains committed to the water distribution business, anchored by its regulated utility business. Efforts to improve the profitability and quality of service of this business segment will continue. In addition, AquaSource still views contract operations and construction as important complementary businesses while it works to complete the transition to a fully integrated operation with enhanced profitability.

     Following the strategic review process, we formalized plans for an orderly divestiture of our DQE Enterprises business during the next few quarters as opportunities present themselves. This business is not consistent with our focus on our core regulated utility businesses, and opportunities related to these investments have not developed as expected, due to market conditions. During the second quarter of 2001, Enterprises sold two investments and recognized an impairment charge to write off all or parts of seven other investments, resulting in a non-cash pre-tax charge of $47.3 million, or $27.7 million after tax.

     We determined the value of the impairment of each of these investments by analyzing their business prospects. This analysis included an evaluation of the business' cash on-hand, its fundraising abilities, its number of customers and contracts, and its overall ability to continue as a going concern. In addition, we obtained independent external valuation for certain of the businesses.

Earnings Per Share

     We no longer report comprehensive income or comprehensive earnings per share on the income statement, due to our decision to monetize DQE Enterprises' investments.

     Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, DQE preferred stock and stock options, unless a net loss occurs as the inclusion of these shares would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted basic earnings per share for the three and nine months ended September 30, 2001 and September 30, 2000.

Diluted Earnings Per Share
for the Three Months Ended September 30,
--------------------------------------------------------------------------------
  (Millions of Dollars)                           2001          2000
-----------------------------------------------------------------------------
Earnings for common                          $    22.5     $    62.3
Dilutive effect of:
   ESOP dividends                                  0.4           0.4
   Preferred stock dividends                       0.2           0.1
-----------------------------------------------------------------------------
 Diluted Earnings for Common                 $    23.1     $    62.8
=============================================================================

(Millions of Shares)
-----------------------------------------------------------------------------
Basic average shares                              55.9          59.4
Dilutive effect of:
   ESOP shares                                     0.8           0.9
   DQE preferred stock                             0.8           0.6
   Stock options                                    --            --
-----------------------------------------------------------------------------
Diluted average shares                            57.5          60.9
-----------------------------------------------------------------------------
  Diluted Earnings Per Share                 $    0.40     $    0.98
=============================================================================

Diluted Earnings (Loss) Per Share
for the Nine Months Ended September 30,
-----------------------------------------------------------------------------
 (Millions of Dollars)                              2001        2000
-----------------------------------------------------------------------------
Income (loss) before accounting change            $ (87.2)    $ 116.2
Cumulative effect of
   accounting change - net                             --        15.5
-----------------------------------------------------------------------------
Earnings (loss) for common                          (87.2)      131.7
Dilutive effect of:
   ESOP dividends                                     1.3         1.2
   Preferred stock dividends                          0.4        (0.4)
-----------------------------------------------------------------------------
  Diluted Earnings (Loss) for Common              $ (85.5)    $ 132.5
=============================================================================
  (Millions of Shares)
-----------------------------------------------------------------------------
Basic average shares                                 55.9        65.8
Dilutive effect of:
   ESOP shares                                         --         0.9
   DQE preferred stock                                 --         0.8
   Stock options                                       --          --
-----------------------------------------------------------------------------
Diluted average shares                               55.9        67.5
-----------------------------------------------------------------------------

Diluted earnings (loss) per share:
   Before accounting change                       $ (1.53)    $  1.73
   Accounting change                              $    --     $  0.23
-----------------------------------------------------------------------------
  Diluted Earnings (Loss) Per Share               $ (1.53)    $  1.96
=============================================================================

Recent Accounting Pronouncements

     On July 20, 2001 the Financial Accounting Standards Board (FASB) issued two new accounting standards, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles."

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

     On August 16, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002.

     On October 3, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001.

     We are currently evaluating, but have yet to determine, the impact that the adoption of these statements will have on our financial statements.

C. RATE MATTERS

Competition and the Customer Choice Act

     The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). As of October 31, 2001, approximately 11 percent of Duquesne Light's customers had chosen alternative generation suppliers measured on a kilowatt-hour (KWH) basis and approximately 19 percent on a non-coincident peak load basis. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion Power MidWest, L.P. (discussed below). As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

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


     Customer choice and electricity generation deregulation impact traditional Pennsylvania tax revenues. In order for the state's total revenues to remain unchanged, a revenue neutral reconciliation tax (RNR) is applied to recover a shortfall or refund any excess revenues on an annual basis. On September 29, 2001, the Pennsylvania

Department of Revenue published an increased RNR rate of 16 mills, effective beginning in 2002, in order to recover a current shortfall. Pennsylvania electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. On October 29, 2001, Duquesne Light submitted a request to the PUC for the recovery of $15 million of costs it will incur in 2002 due to the RNR. If the PUC approves the recovery request, Duquesne Light's customer bills will reflect an approximate two percent increase beginning in the first quarter of 2002.

Regional Transmission Organization

     FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations (RTOs). Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne will join the Pennsylvania-New Jersey-Maryland interconnection to establish the PJM West RTO, and is currently negotiating the agreements necessary to implement the RTO's establishment. RTO membership requires us to secure additional electric capacity, the cost of which we will seek to recover from customers as contemplated by the PUC's order approving the extension of Orion's provider of last resort arrangement. Notwithstanding any such additional costs, customer bills are expected to decrease over time. (See "Competitive Transition Charge" and "Provider of Last Resort" discussions below.) Duquesne's inclusion in this RTO will put the region's transmission facilities under common control to manage long-term energy costs and enhance reliability to customers.

Competitive Transition Charge

     In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Customer bills are then expected to decrease over time. Ultimately, the bill is expected to decrease 16 percent for an average residential customer who takes provider of last resort service from Duquesne Light pursuant to the second agreement with Orion discussed below. This decrease reflects the additional cost of electric capacity required by RTO membership and the additional cost of RNR recovery. (See "Regional Transmission Organization" discussion above and "Competition and Customer Choice Act" discussion on page 7.) The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $197 million ($120 million net of tax) at September 30, 2001, on which Duquesne Light is allowed to earn an 11 percent pre-tax return. A slightly lower amount is shown on the balance sheet due to the accounting for unbilled revenues adopted during 2000.

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

AquaSource Rate Applications

     In June 2000, AquaSource filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. AquaSource proposed, among other things, to replace the more than 100 separate tariffs of its acquired companies with a single water tariff and a single sewer tariff, using uniform system-wide rates. This rate request would have resulted in an increase in annual water and sewer revenues of approximately $7 million. The proposed rates were charged (subject to refund with interest) pending the final regulatory approval on each application.

     In Texas, certain municipalities have original jurisdiction over water and sewer rates; in addition, the TNRCC has original jurisdiction over rates in all other areas, plus appellate jurisdiction over all municipal rate orders. Thirteen of the municipalities either approved the rate increase, or failed to act on a timely basis, and the new rates became fully effective as of July 17, 2001. However, three municipalities denied the rate increase, and a fourth established rates significantly lower than requested. AquaSource appealed these rate orders to the TNRCC, and the appeals were consolidated with the general rate case for the areas over which the TNRCC has original jurisdiction. Hearings were scheduled to begin in late September 2001, but the parties instead entered into a settlement agreement.

     The settlement agreement provides for, among other things, the following: the establishment of AquaSource's rate base; the establishment of four regional rates for service areas within the TNRCC's original jurisdiction, and three separate rates for the four municipalities who appealed; and the phase-in of the rates beginning January 1 of 2002, 2003 and 2004 (with the first phase being retroactive to the initial application filing date of July 17, 2000). AquaSource has also agreed not to file another rate case application for a rate increase that would be effective prior to July 1, 2004, unless the utility encounters financial hardship. In addition, the decision on whether AquaSource may recover costs related to acquiring its companies through its rates has been deferred until the next rate case. The settlement agreement is expected to be approved by the TNRCC in November 2001. In lieu of the originally anticipated $7 million revenue increase, AquaSource now expects the revised rate increase will result in additional annual water and sewer revenues of approximately $5 million.

     In March 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) regarding water and sewer rates for its Utility Center, Inc. subsidiary (AquaSource's largest regulated subsidiary). Hearings are scheduled for November 2001. We currently anticipate a final order from the IURC in early 2002. If the request is approved, annual water and sewer revenues for Utility Center will increase by approximately $2.7 million.

D. RECEIVABLES

     The components of receivables for the periods indicated are as follows:


                                          (Millions of Dollars)
                           ------------------------------------------------
                                Sept. 30,     Sept. 30,      Dec. 31,
                                  2001           2000          2000
---------------------------------------------------------------------------
Electric customers            $    108.9      $   116.6    $    187.0
Unbilled revenue accrual            36.9           38.1          47.2
Water customers                     10.3           26.9          20.6
Other utility                        4.6            8.7          16.6
Other                               50.4           65.3          76.9
   Less: (Allowance for
        uncollectible
        accounts)                   (8.3)         (11.9)        (11.9)
---------------------------------------------------------------------------
          Total               $    202.8      $   243.7    $    236.4
===========================================================================

E. COMMITMENTS AND CONTINGENCIES

Construction

     We estimate that in 2001 we will spend, excluding the allowance for funds used during construction, approximately $60 million for electric utility construction; $40 million (including $30 million for environmental compliance) for water utility construction; $53 million for construction at our landfill gas sites; and $10 million for construction by our other business lines.

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

Fresh Kills Landfill

     DQE Financial maintains an investment in the landfill gas rights and various fixed assets, including a landfill gas collection system and a gas processing plant, at the Fresh Kills Landfill on Staten Island, New York. DQE Financial is currently in the process of expanding the existing processing plant, and constructing an additional processing plant and an electric generation project at the site.

     In the wake of the tragic events of September 11, 2001, an estimated 1.2 million tons of debris from the World Trade Center are being transported to the Fresh Kills Landfill, where it is being examined as criminal evidence. The activity around and above the site's gas collection system is causing construction delays and adversely affecting site management, and may affect landfill gas availability, thus reducing revenues and the related tax credits generated by the operation. In addition, the weight of the debris may result in damage to the gas collection system. We are currently assessing the magnitude of the potential damage. The net book value of the asset at September 30, 2001 was $61.3 million, with an estimated total cost of $85 million upon completion of our planned construction. We are also exploring potential avenues to recover disaster-related costs.

Other

     In October and November 2001, four class action lawsuits were filed by purported shareholders of DQE against DQE and David Marshall, DQE's former Chairman, in the U.S. District Court for the Western District of Pennsylvania. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of materially false and misleading statements between December 6, 2000 and April 30, 2001 concerning investments made by DQE Enterprises, Inc. and their impact on DQE's current and future financial results. The plaintiffs claim that, as a result of these statements, the price of DQE securities was artificially inflated.

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

     Although we cannot predict the ultimate outcome of these cases or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuits are entirely without merit, strenuously deny all of the plaintiffs' allegations of wrongdoing and believe we have meritorious defenses to plaintiffs' claims. We intend to vigorously defend these lawsuits.

     We are involved in various other legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

F. BUSINESS SEGMENTS AND RELATED INFORMATION

     With a more concentrated focus on our core utility businesses, we formalized plans to divest our DQE Enterprises business. (See "Impairment Charges" discussion, Note B, on page 5.) During the second quarter of 2001, DQE Enterprises recorded a pre-tax $47.3 million ($27.7 million after tax) one-time non-cash charge for the sale of two investments and the write-off of all or parts of seven other investments. As a result, Enterprises' operations meet the criteria for separate disclosure as a business segment according to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Historically, they had been included in the "all other" category.

     We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) the transmission and distribution of electricity by Duquesne Light (electricity delivery business segment), (2) the supply of electricity by Duquesne LIght (electricity supply business segment), (3) the collection of transition costs by Duquesne Light (CTC business segment), (4) the management of water systems by AquaSource (water distribution business segment), and (5) the management of electronic commerce, energy services and technologies, and communications investment portfolios by DQE Enterprises (Enterprises business segment). With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an "all other" category, to include our other subsidiaries below the quantitative threshold for disclosure and corporate administrative functions, financing, and insurance services for our various affiliates.

Business Segments for the Three Months Ended:
--------------------------------------------------------------------------------

                                                                       (Millions of Dollars)
                                  -------------------------------------------------------------------------------------------------
                                  Electricity   Electricity               Water                      All       Elimina-    Consoli-
                                    Delivery      Supply        CTC    Distribution  Enterprises    Other       tions       dated
                                  -------------------------------------------------------------------------------------------------
September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                   $    84.5   $  125.9    $   85.8    $   29.6    $     2.3   $     25.1   $    (1.7)  $  351.5
Operating expenses                        36.0      125.9         3.8        24.3          1.8         33.3        (2.7)     222.4
Depreciation and
   amortization expense                   15.1         --        77.8         3.5          0.4          6.7          --      103.5
----------------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                33.4         --         4.2         1.8          0.1        (14.9)        1.0       25.6
Other income (2)                           8.7         --          --         0.6         14.7         19.2        (8.9)      34.3
Interest and other charges (2)            19.3         --          --         0.3           --         12.7        (7.4)      24.9
----------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before taxes             22.8         --         4.2         2.1         14.8         (8.4)       (0.5)      35.0
Income taxes                               8.7         --         1.5         0.8          6.0         (4.7)         --       12.3
----------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                 $    14.1   $     --    $    2.7    $    1.3    $     8.8   $     (3.7)   $   (0.5)  $   22.7
==================================================================================================================================

Assets                               $ 1,903.5   $     --    $  189.1    $  337.0    $    69.2    $   886.3    $     --   $3,385.1
==================================================================================================================================
Capital expenditures                 $    15.6   $     --    $     --    $   10.2    $      --    $    17.5    $     --   $   43.3
==================================================================================================================================

                                                                       (Millions of Dollars)
                                  -------------------------------------------------------------------------------------------------
                                  Electricity   Electricity               Water                      All       Elimina-    Consoli-
                                    Delivery      Supply        CTC    Distribution  Enterprises    Other       tions       dated
                                  -------------------------------------------------------------------------------------------------
September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                   $    85.1   $  126.3    $   85.2   $    30.3    $     5.9    $    22.9   $    (3.4)  $  352.3
Operating expenses                        51.4      126.3         3.7        31.2          4.9         40.3       (10.7)     247.1
Depreciation and
   amortization expense                   14.0         --        72.5         5.6          0.9          2.7          --       95.7
-----------------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                19.7         --         9.0        (6.5)         0.1        (20.1)        7.3        9.5
Other income (2)                           8.5         --          --         1.4         (2.1)       148.0       (14.7)     141.1
Interest and other charges (2)            20.9         --          --         0.3          0.2         14.4        (6.8)      29.0
-----------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before taxes              7.3         --         9.0        (5.4)        (2.2)       113.5        (0.6)     121.6
Income taxes                               4.6         --         3.1        (3.0)        (1.1)        55.6          --       59.2
-----------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                  $    2.7   $     --    $    5.9   $    (2.4)   $    (1.1)  $     57.9   $    (0.6)  $   62.4
===================================================================================================================================
Assets (1)                            $1,892.5   $     --    $  396.4   $   466.8    $   163.6   $    946.7   $      --   $3,866.0
===================================================================================================================================
Capital expenditures                  $   25.7   $     --    $     --   $     4.6    $      --   $      8.4   $      --   $   38.7
===================================================================================================================================

(1) Asset balance as of December 31, 2000.
(2) Excludes intercompany interest charges.

Business Segments for the Nine Months Ended:
--------------------------------------------------------------------------------------------------------------------------------
                                                                        (Millions of Dollars)
                                 -----------------------------------------------------------------------------------------------
                                 Electricity  Electricity               Water                   All     Elimina      Consoli-
                                 Delivery      Supply      CTC      Distribution   Enterprises  Other     tions       dated
                                 -----------------------------------------------------------------------------------------------
September 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
Operating revenues                $  238.9    $  332.3   $  233.8    $   81.6     $    13.2   $   93.5   $    (7.9)   $  985.4
Operating expenses                   115.3       332.3       10.4        67.1          11.2      103.6       (11.7)      628.2
Depreciation and
   amortization expense               44.5          --      207.3        13.0           2.0       14.3          --       281.1
--------------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)            79.1          --       16.1         1.5            --      (24.4)        3.8        76.1
Other income (2)                      30.5          --         --         2.8          17.5       43.3       (28.2)       65.9
Interest and other charges (2)        59.7          --         --         0.8           0.1       43.1       (22.8)       80.9
--------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before taxes         49.9          --       16.1         3.5          17.4      (24.2)       (1.6)       61.1
Income taxes                          19.9          --        5.6         1.9           6.2      (13.1)         --        20.5
--------------------------------------------------------------------------------------------------------------------------------
   Net income (loss) before
        impairment charge             30.0          --       10.5         1.6          11.2      (11.1)       (1.6)       40.6
Impairment charge - net of tax          --          --         --       (99.7)        (27.7)        --          --      (127.4)
--------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)             $    30.0    $     --   $   10.5   $   (98.1)    $   (16.5)  $  (11.1)  $    (1.6)  $   (86.8)
================================================================================================================================
Assets                           $ 1,903.5    $     --   $  189.1   $   337.0     $    69.2   $  886.3   $      --   $ 3,385.1
================================================================================================================================
Capital expenditures             $    41.9    $     --   $     --  $     28.2     $      --   $   44.1   $      --   $   114.2
================================================================================================================================

                                                                        (Millions of Dollars)
                                 ---------------------------------------------------------------------------------------------
                                  Electricity  Electricity              Water                    All   Elimina-    Consoli-
                                   Delivery      Supply      CTC      Distribution Enterprises  Other    tions       dated
                                 ---------------------------------------------------------------------------------------------
September 30, 2000
------------------------------------------------------------------------------------------------------------------------------
Operating revenues                 $  236.5   $   336.3    $  254.6    $   81.8    $   16.6   $  74.9   $    (9.7)  $   991.0
Operating expenses                    146.5       330.5        11.2        84.9        14.5     120.6       (31.9)      676.3
Depreciation and
   amortization expense                42.0         2.2       181.0        13.6         2.5      11.1          --       252.4
------------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)             48.0         3.6        62.4       (16.7)       (0.4)    (56.8)       22.2        62.3
Other income (2)                       24.9         2.8          --         4.0         7.9     208.2       (35.9)      211.9
Interest and other charges (2)         48.4        21.2          --         0.8         0.5      35.5       (12.2)       94.2
-------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before taxes          24.5       (14.8)       62.4       (13.5)        7.0     115.9        (1.5)      180.0
Income taxes                            9.2        (6.8)       21.9        (6.6)        2.4      44.1          --        64.2
-------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)
     before cumulative effect     $    15.3   $    (8.0)   $   40.5    $   (6.9)   $    4.6  $   71.8  $     (1.5)  $   115.8
===============================================================================================================================
Assets (1)                        $ 1,892.5   $      --    $  396.4    $  466.8    $  163.6  $  946.7  $       --   $ 3,866.0
===============================================================================================================================
Capital expenditures              $    59.2   $     4.7    $     --    $   33.5    $    0.4  $    7.7  $       --   $   115.5
===============================================================================================================================

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

   DQE, Inc. delivers essential products and related services, including electricity, water and communications, to more than one million customers throughout the United States. Our core operating subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, Inc.; and DQE Communications, Inc. Our other subsidiaries are DQE Enterprises, Inc.; DQE Financial Corp.; ProAm, Inc.; Cherrington Insurance, Ltd.; and DQECapital Corporation.

   Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy.

   AquaSource is a water resource management company that acquires, develops and manages water and wastewater systems and complementary businesses.

   Our other business lines engage in a wide range of complementary initiatives, including the following: energy facility development and operation; independent power production; landfill gas production; propane distribution; and communications systems. DQE Capital and Cherrington Insurance provide financing and insurance services for DQE and various affiliates.

   See Note F to our condensed consolidated financial statements on page 10 for information on our business segments.

Strategic Review Process

   In August 2001 we concluded our strategic review process, the goal of which had been to determine our long-term strategic direction in order to maximize shareholder value. In light of this review, our Board of Directors concluded we should remain independent at this time, with a back-to-basics strategic focus on our electric utility operations. We will continue operating a more streamlined water utility and certain of our complementary businesses, such as energy services and communications. We are exploring opportunities to monetize, in an orderly manner, some or all of our remaining unregulated businesses.

Service Areas

   Duquesne Light's electric utility operations provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

   AquaSource's water utility operations currently provide service to more than 400,000 water and waste-water customer connections in 18 states.

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


RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2001 and September 30, 2000

   We reported $0.25 per share of net income (excluding a $0.15 per share after-tax gain for the sale of DQE Enterprises' airport energy facility) for the third quarter of 2001, compared to $0.15 per share of net income in the third quarter of 2000 (excluding an $0.85 per share after-tax gain for the sale of DQE Energy Services' alternative fuel facilities). The increase resulted from cost reduction initiatives and improvements in operating efficiencies at our electricity delivery and water distribution businesses, as well as improved performance at our energy services business related to work performed for the relocation, construction and operation of alternative fuel facilities. This increase was accomplished despite a $0.06 per share decrease in earnings on our CTC.

   The average shares outstanding declined by 3.5 million or six percent for the third quarter of 2001 compared to the third quarter of 2000. The lower average shares outstanding reflect approximately 16 million shares repurchased in 2000 as part of our recapitalization program, done in conjunction with the sale of our generation assets.

We are no longer purchasing shares in the market.


Revenues

--------------------------------------------------------------------------
                                                      Revenues
                                           -------------------------------
                                                    (In Millions)
                                           -------------------------------
Third Quarter                                2001       2000       Change
--------------------------------------------------------------------------
Electricity Delivery                       $  84.5    $  85.1     $  (0.6)
Electricity Supply                           125.9      126.3        (0.4)
CTC                                           85.8       85.2         0.6
Water Distribution                            29.6       30.3        (0.7)
DQE Enterprises                                2.3        5.9        (3.6)
All Other                                     25.1       22.9         2.2
Intercompany Eliminations                     (1.7)      (3.4)        1.7
--------------------------------------------------------------------------
   Total                                   $ 351.5    $ 352.3     $  (0.8)
==========================================================================

   Revenues for the third quarter of 2001 decreased $0.8 million or 0.2 percent compared to the third quarter of 2000. The decrease is primarily attributable to a $2.5 million reduction in revenues due to the sale of DQE Enterprises' Pittsburgh International Airport energy facility in July 2001, a $2.0 million reduction in landfill gas revenues due to lower gas sales and prices, and a $2.3 million reduction in revenues due to the sale of our bottled water business in May 2001. Partially offsetting these decreases was a $5.2 million increase in revenues from DQE Energy Services' relocation, construction and operation of alternative fuel facilities. The electricity delivery, electricity supply, CTC, and water distribution business segments all reported revenues in the third quarter of 2001 comparable to the third quarter of 2000.


Operating Expenses

--------------------------------------------------------------------------
                                                 Operating Expenses
                                           -------------------------------
                                                    (In Millions)
                                           -------------------------------
Third Quarter                                2001       2000       Change
--------------------------------------------------------------------------
Electricity Delivery                       $  36.0    $  51.4     $ (15.4)
Electricity Supply                           125.9      126.3        (0.4)
CTC                                            3.8        3.7         0.1
Water Distribution                            24.3       31.2        (6.9)
DQE Enterprises                                1.8        4.9        (3.1)
All Other                                     33.3       40.3        (7.0)
Intercompany Eliminations                     (2.7)     (10.7)        8.0
--------------------------------------------------------------------------
Operating Expenses                         $ 222.4    $ 247.1     $ (24.7)
==========================================================================

   Operating expenses include fuel and purchased power expense, other operating and maintenance expenses of the various subsidiaries, and taxes other than income taxes (such as property, franchise, and gross receipts taxes). Operating expenses decreased $24.7 million or 10.0 percent compared to the third quarter of 2000.

   Other operating and maintenance expenses decreased $21.9 million, or 20.4 percent compared to the third quarter of 2000. Other operating and maintenance expenses in the electricity delivery business segment decreased $12.4 million as a result of increased operating efficiencies and a reduction in administrative costs. In addition, there was a $6.2 million reduction in other operating expenses in the water distribution segment related to increased operating efficiencies, decreased administrative costs, and the sale of a water system in December 2000. The "all other" category also realized other operating expense reductions from decreased administrative expenses and the sale of our bottled water business.

   Taxes other than income taxes decreased $2.2 million or 11.6 percent primarily due to a lower gross receipts tax rate in 2001.

Depreciation and Amortization

   Depreciation and amortization expenses increased $7.8 million or 8.2 percent compared to the third quarter of 2000, primarily due to a $5.3 million increase related to the acceleration of CTC amortization subsequent to the generation asset sale. With the successful completion of the sale, we recovered approximately $1.0 billion of our PUC-approved transition costs. Applying the proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Also affecting the third quarter was a $3.3 million increase in depreciation expense on additional electricity delivery fixed assets. Partially offsetting these increases, was a $2.1 million decrease in depreciation and amortization expense resulting from the second quarter 2001 AquaSource impairment charge. (See "Impairment Charges" discussion in Footnote B on page 5.)

Other Income

-------------------------------------------------------------------------
                                                    Other Income
                                           ------------------------------
                                                    (In Millions)
                                           ------------------------------
Third Quarter                                2001       2000      Change
-------------------------------------------------------------------------
Electricity Delivery                       $    8.7   $   8.5    $   0.2
Electricity Supply                               --        --         --
CTC                                              --        --         --
Water Distribution                              0.6       1.4       (0.8)
DQE Enterprises                                14.7      (2.1)      16.8
All Other                                      19.2     148.0     (128.8)
Intercompany Eliminations                      (8.9)    (14.7)       5.8
-------------------------------------------------------------------------
Other Income                               $   34.3   $ 141.1    $(106.8)
=========================================================================

   Other income decreased $106.8 million compared to the third quarter of 2000. The "all other" category had a $128.8 million decrease in other income primarily due to DQE Energy Services' gain on the sale of its alternative fuel facilities in September 2000. Partially offsetting this decrease was a gain on the sale of DQE Enterprises' Pittsburgh International Airport energy facility in July 2001.

Interest and Other Charges

   Interest and other charges include interest on long-term debt, other interest, and preferred stock dividends of Duquesne Light. Interest expense decreased $4.1 million or 14.1 percent compared to the third quarter of 2000 as a result of our recapitalization program implemented subsequent to the generation asset sale.

Income Taxes

   Income tax expense decreased $46.9 million compared to the third quarter of 2000, primarily due to an $86.6 million decrease in taxable income.

Comparison of Nine Months Ended September 30, 2001 and September 30, 2000

   We reported earnings of $0.77 per share, excluding non-recurring items, in the first nine months of 2001, compared to $1.02 per share in the first nine months of 2000 on a comparable basis. During the second quarter of 2001, we recorded one-time, non-cash charges of $2.48 per share consisting of a $0.49 per share after-tax charge for the sale of two investments and impairment of all or part of seven other investments held by DQE Enterprises; a $1.78 per share after-tax charge for the impairment of certain assets held by AquaSource (See "Impairment Charges" discussion in Note B on page 5); and a $0.21 per share after-tax charge for an additional loss on the sale of our bottled water business and costs related to our strategic review process, which was concluded in the second quarter. In addition, during the third quarter of 2001, we recorded a $0.15 per share after-tax gain on the sale of DQE Enterprises' Pittsburgh International Airport energy facility to the Allegheny County Airport Authority. In total, these items resulted in a $2.33 per share after-tax charge to income for non-recurring items in 2001.

   On a comparable basis, during 2000 we recorded $0.98 per share of after-tax gain to net income for non-recurring items consisting of $0.24 per share for the cumulative effect of a change in accounting principle for unbilled electric revenues, an $0.85 per share after-tax gain for the sale of DQE Energy Services' alternative fuel facilities, and an $0.11 per share after-tax charge for the termination of a coal-bed methane investment.

   The $0.25 per share decrease in net income, excluding non-recurring items, resulted primarily from $0.42 per share of lower earnings related to CTC collection subsequent to the generation asset sale. Partially offsetting this decrease were improved performance at our energy services business, higher gas prices and production at our landfill gas sites, and cost reduction initiatives at Duquesne Light and DQE. In total, these events resulted in a net loss of $86.8 million, or $1.56 per share during the first nine months of 2001, compared to net income of $131.3 million, or $2.00 per share in the first nine months of 2000. The average shares outstanding declined by 10 million or 15 percent. The lower average shares outstanding reflect approximately 16 million shares repurchased in 2000 as part of our recapitalization program.


Revenues

---------------------------------------------------------------------------
                                                      Revenues
                                           --------------------------------
                                                    (In Millions)
                                           --------------------------------
First Nine Months                            2001       2000       Change
---------------------------------------------------------------------------
Electricity Delivery                       $238.9     $ 236.5     $    2.4
Electricity Supply                          332.3       336.3         (4.0)
CTC                                         233.8       254.6        (20.8)
Water Distribution                           81.6        81.8         (0.2)
DQE Enterprises                              13.2        16.6         (3.4)
All Other                                    93.5        74.9         18.6
Intercompany Eliminations                    (7.9)       (9.7)         1.8
---------------------------------------------------------------------------
   Total                                   $985.4     $ 991.0     $   (5.6)
===========================================================================

   Revenues for the first nine months of 2001 decreased $5.6 million or 0.6 percent compared to the first nine months of 2000. The electricity supply segment experienced a $4.0 million decrease, primarily due to the elimination of sales to other utilities following the generation asset sale in April 2000. The CTC business segment experienced a $20.8 million decrease in revenues resulting from a 5.6 percent decrease in total KWH sales and a decrease in the CTC rate as set forth by the PUC. Partially offsetting these decreases at Duquesne Light was a $2.4 million increase in electricity delivery revenues, primarily related to the favorable sales mix for electric utility customer classes. Although the overall level of electricity sales revenues decreased, electricity delivery sales to residential and commercial customers increased 4.5 percent and 2.0 percent, respectively, resulting in increased revenues in the electricity delivery business segment. Sales to industrial customers, who are charged the lowest delivery rate of customer classes, decreased 8.2 percent compared to the first nine months of 2000.

   Offsetting the decrease was an $18.6 million increase in revenues from the "all other" category, primarily consisting of a $5.5 million increase in revenues from the leasing of our fiber optic network, a $6.1 million increase in landfill gas sales, a $3.6 million increase related to DQE Energy Services facility management operations, and a $7.5 million increase in propane sales.

   In addition, there was a $6.6 million decrease in revenues related to the sales of our bottled water business and DQE Enterprises' Pittsburgh International Airport energy facility.

Operating Expenses

---------------------------------------------------------------------------
                                                 Operating Expenses
                                           --------------------------------
                                                    (In Millions)
                                           --------------------------------
First Nine Months                            2001       2000        Change
---------------------------------------------------------------------------
Electricity Delivery                       $  115.3   $ 146.5     $  (31.2)
Electricity Supply                            332.3     330.5          1.8
CTC                                            10.4      11.2         (0.8)
Water Distribution                             67.1      84.9        (17.8)
DQE Enterprises                                11.2      14.5         (3.3)
All Other                                     103.6     120.6        (17.0)
Intercompany Eliminations                     (11.7)    (31.9)        20.2
---------------------------------------------------------------------------
Operation Expenses                            628.2     676.3        (48.1)
Impairment Charge                             109.2        --        109.2
---------------------------------------------------------------------------
   Total                                   $  737.4   $ 676.3     $   61.1
===========================================================================

   Operating expenses include fuel and purchased power expense, other operating and maintenance expenses of the various subsidiaries, and taxes other than income taxes (such as property, franchise, and gross receipts taxes). Operating expenses, excluding the impairment charge recorded in the second quarter, decreased $48.1 million or 7.1 percent in the first nine months of 2001 compared to 2000.

   Fuel and purchased power costs increased $53.7 million or 20.3 percent compared to the first nine months of 2000. Subsequent to the generation asset sale in April 2000, these costs are related to the energy purchased from Orion to fulfill our provider of last resort obligation. The increased cost has no impact on income, as a component of customer rates is designed to collect these costs and associated gross receipts tax.

   Other operating and maintenance expense decreased $86.6 million, or 24.8 percent compared to the first nine months of 2000. The electricity delivery business segment experienced an $11.4 million decrease in operating and maintenance expenses due to increased operating efficiencies. There was also a $29.1 million reduction in administrative overhead and support services expenses recorded at Duquesne Light related to our best-in-class cost cutting initiatives. In addition, there also was a $33.9 million decrease in other operating and maintenance costs in the electricity supply business segment due to the generation asset sale in April 2000.

   The water distribution segment realized a $12.7 million reduction in other operating expenses during the first nine months of 2001 due to increased operating efficiencies, lower administrative costs, and the sale of a water system in December 2000.

   The "all other" category realized a $14.2 million reduction in other operating expense due to the sale of our bottled water business in May 2001 and the sale of our alternative energy facilities in September 2000.

   Partially offsetting these decreases was an increase in employee pension expense primarily due to the recognition of a pension curtailment gain in 2000 related to the sale of our generation assets.

   During the second quarter of 2001, we recorded a $109.2 million charge for the impairment of certain assets within our water distribution business. These assets were recorded on our books at levels that were not expected to be recoverable. This charge appears on the income statement as "Impairment of long-lived assets." (See "Impairment Charges" discussion, Note B, on page 5.) Taxes other than income taxes decreased $15.2 million or 24.1 percent primarily due to our smaller size following the generation asset sale and a lower gross receipts tax rate in 2001.

Depreciation and Amortization

   Depreciation and amortization expenses increased $28.7 million or 11.4 percent compared to the first nine months of 2000, primarily due to a $26.3 million increase in CTC amortization subsequent to the generation asset sale. With the successful completion of the generation sale, we recovered approximately $1.0 billion of our PUC-approved transition costs. Applying the proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes.


Other Income

---------------------------------------------------------------------------
                                                    Other Income
                                           --------------------------------
                                                    (In Millions)
                                           --------------------------------
First Nine Months                            2001       2000        Change
---------------------------------------------------------------------------
Electricity Delivery                       $   30.5    $  24.9     $   5.6
Electricity Supply                               --        2.8        (2.8)
CTC                                              --         --          --
Water Distribution                              2.8        4.0        (1.2)
DQE Enterprises                                17.5        7.9         9.6
All Other                                      43.3      208.2      (164.9)
Intercompany Eliminations                     (28.2)     (35.9)        7.7
---------------------------------------------------------------------------
Investment Income                              65.9      211.9      (146.0)
Investment Impairment                         (47.3)        --       (47.3)
---------------------------------------------------------------------------
   Total                                   $   18.6    $ 211.9    $ (193.3)
===========================================================================

   Other income, excluding the one-time charges for investment impairment recorded in the second quarter, decreased $146.0 million compared to the first nine months of 2000. The electricity delivery business segment had an increase of $5.6 million, primarily the result of increased interest earnings and no other income allocated to the electricity supply business segment subsequent to the generation asset sale. The "all other" category recorded a $164.9 million reduction in other income consisting of an additional $7.8 million loss on the sale of our bottled water business, a $15.6 million reduction in interest income, a $5.9 million reduction in lease investment income, a $7.7 million reduction in income from alternative energy investments, and a $129.7 million reduction for income earning assets that were sold and the gain on the sale of our alternative energy facilities in 2000. In addition, in the second quarter of 2001, DQE Enterprises recorded $47.3 million of charges for the impairment and write-down of certain investments. (See "Impairment Charges" discussion, Note B, on page 5.) Absent these one-time charges, Enterprises' investment income increased $9.6 million, primarily the result of a gain on the sale of the Pittsburgh International Airport energy facility in July 2001.

Interest and Other Charges

   Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest expense decreased $13.3 million or 14.1 percent compared to the first nine months of 2000 as a result of our recapitalization program implemented subsequent to the generation asset sale.

Income Taxes

   Income tax expense decreased $72.8 million compared to the first nine months of 2000 primarily due to the tax benefit on the net loss during 2001.


LIQUIDITY AND CAPITAL RESOURCES

   We estimate that during 2001 we will spend, excluding the allowance for funds used during construction, approximately $60 million for electric utility construction; $40 million (including $30 million for environmental compliance) for water utility construction; $53 million for construction at our landfill gas sites; and $10 million for construction by our other business lines. During the first nine months of 2001, we have spent approximately $114.2 million on capital expenditures, consisting of approximately $41.9 million for electric utility construction, $28.2 million for water utility construction, $35.2 million for construction at our landfill gas sites and the remaining $8.9 million on other capital projects.

Acquisitions and Dispositions

   As part of our strategic review process, AquaSource sold its bottled water assets on May 15, 2001. The sale resulted in an after tax loss of $15.0 million, of which $10.0 million had been recorded in December 2000. On July 16, 2001, the Allegheny County Airport Authority purchased the Pittsburgh International Airport energy facility from a DQE Enterprises subsidiary, and entered into a 15-year operations and maintenance agreement regarding the facility with DQE Energy Services. The transaction resulted in an approximate $8.4 million after tax gain, or $0.15 per share.

   In total, we received approximately $45.9 million in proceeds for these two dispositions and other non-strategic investments in the first nine months of 2001. Also during the first nine months of 2001, AquaSource acquired three water companies for approximately $0.8 million.

   On October 31, 2001, we sold a portion of our affordable housing portfolio, receiving proceeds of approximately $34 million.

   In the first nine months of 2000, Duquesne Light completed the sale of our generation assets to Orion for approximately $1.7 billion ($1.55 billion net of federal tax payments). Duquesne Light also purchased from Itron, Inc. the Customer Advanced Reliability System, the automated electronic meter reading system developed by Itron for use with our electric utility customers. We had previously leased these assets.

   We also disposed of various non-strategic investments, including affordable housing investments and DQE Energy Services' alternative fuel facilities, in the first nine months of 2000 for $208 million in net proceeds.

Financing

   At September 30, 2001, we had $26.1 million of current debt maturities, and no commercial paper borrowings outstanding. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $49 million, the amount of average daily borrowings was $11.4 million, and the weighted average daily interest rate was 3.97 percent.

Future Capital Requirements and Availability

   In October 2001, we paid $25 million of term notes. No other debt will mature in the remainder of 2001. We maintain two separate revolving credit agreements, one for $200 million and one for $150 million, both expiring in October 2002. We may extend or convert the $150 million revolver into a term loan facility for a one-year period, for any amounts then outstanding upon expiration of the revolving credit period. Interest rates on both facilities can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime and Eurodollar rates.

Commitment fees are based on the unborrowed amount of the commitment. At September 30, 2001, no borrowings were outstanding. Related to these and other credit facilities, we are subject to financial covenants requiring certain cash coverage and debt-to-capital ratios. At September 30, 2001, we were in compliance with all of our financial covenants.

   On October 29, 2001, Duquesne Light filed a shelf registration statement for up to $400 million of first mortgage bonds with the SEC. The proceeds of any issuance of new bonds will be used to refinance higher interest rate debt and for general corporate purposes. No bonds have been issued under this registration statement as of the date of this report.

   With customer choice fully in effect, and our generation asset divestiture complete, all of our electric utility customers are now buying their generation directly from alternative suppliers or indirectly from Orion through the Duquesne Light provider of last resort service arrangement. Customer revenues on the income statement include revenues from provider of last resort customers. Although we collect these revenues, we pass them on (net of gross receipts tax) to Orion. In addition, the bill for an average residential customer who takes provider of last resort service from Duquesne Light is expected to drop, ultimately, by 16 percent with the final CTC collection. This decrease reflects the additional cost of electric capacity required by regional transmission organization (RTO) membership and the additional cost of RNR recovery (defined below). Duquesne Light also agreed to freeze its generation rates through 2004 and its transmission and distribution rates through 2003. However, Duquesne Light expects to realize incremental margin through its extended provider of last resort arrangement. (See "Rate Matters" discussion below.) We expect future cash flows to continue to be strong enabling us to meet capital expenditure and dividend cash requirements through funds generated from operations.


RATE MATTERS

Competition and the Customer Choice Act

   The Customer Choice Act enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). As of October 31, 2001, approximately 11 percent of Duquesne Light's customers had chosen alternative generation suppliers measured on a KWH basis and approximately 19 percent on a non-coincident peak load basis. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed below). As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

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

   Customer choice and electricity generation deregulation impact traditional Pennsylvania tax revenues. In order for the state's total revenues to remain unchanged, a revenue neutral reconciliation tax (RNR) is applied to recover a shortfall or refund any excess revenues on an annual basis. On September 29, 2001, the Pennsylvania Department of Revenue published an increased RNR rate of 16 mills, effective beginning in 2002, in order to recover a current shortfall. Pennsylvania electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. On October 29, 2001, Duquesne Light submitted a request to the PUC for the recovery of $15 million of costs it will incur in 2002 due to the RNR. If the PUC approves the recovery request, Duquesne Light's customer bills will reflect an approximate two percent increase beginning in the first quarter of 2002.

Regional Transmission Organization

   FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations (RTOs). Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne will join the Pennsylvania-New Jersey-Maryland interconnection to establish the PJM West RTO, and is currently negotiating the agreements necessary to implement the RTO's establishment. RTO membership requires Duquesne to secure additional electric capacity, the cost of which it will seek to recover from customers as contemplated by the PUC's order approving the extension of Orion's provider of last resort arrangement. Notwithstanding any such additional costs, customer bills are expected to decrease over time. (See "Competitive Transition Charge" and "Provider of Last Resort" discussions below.) Duquesne's inclusion in this RTO will put the region's transmission facilities under common control to manage long-term energy costs and enhance reliability to customers.

Competitive Transition Charge

   In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Customer bills are then expected to decrease over time. Ultimately, the bill is expected to decrease 16 percent for an average residential customer who takes provider of last resort service from Duquesne Light pursuant to the second agreement with Orion discussed below. This decrease reflects the additional cost of electric capacity required by RTO membership and the additional cost of RNR recovery. (See "Regional Transmission Organization" and "Competition and Customer Choice Act" discussions above.) The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $197 million ($120 million net of tax) at September 30, 2001, on which Duquesne Light is allowed to earn an 11 percent pre-tax return. A slightly lower amount is shown on the balance sheet due to the accounting for unbilled revenues adopted during 2000.

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

AquaSource Rate Applications

   In June 2000, AquaSource filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. AquaSource proposed, among other things, to replace the more than 100 separate tariffs of its acquired companies with a single water tariff and a single sewer tariff, using uniform system-wide rates. This rate request would have resulted in an increase in annual water and sewer revenues of approximately $7 million. The proposed rates were charged (subject to refund with interest) pending the final regulatory approval on each application.

   In Texas, certain municipalities have original jurisdiction over water and sewer rates; in addition, the TNRCC has original jurisdiction over rates in all other areas, plus appellate jurisdiction over all municipal rate orders. Thirteen of the municipalities either approved the rate increase, or failed to act on a timely basis, and the new rates became fully effective as of July 17, 2001. However, three municipalities denied the rate increase, and a fourth established rates significantly lower than requested. AquaSource appealed these rate orders to the TNRCC, and the appeals were consolidated with the general rate case for the areas over which the TNRCC has original jurisdiction. Hearings were scheduled to begin in late September 2001, but the parties instead entered into a settlement agreement.

   The settlement agreement provides for, among other things, the following: the establishment of AquaSource's rate base; the establishment of four regional rates for service areas within the TNRCC's original jurisdiction, and three separate rates for the four municipalities who appealed; and the phase-in of the rates beginning January 1 of 2002, 2003 and 2004 (with the first phase being retroactive to the initial application filing date of July 17, 2000). AquaSource has also agreed not to file another rate case application for a rate increase that would be effective prior to July 1, 2004, unless the utility encounters financial hardship. In addition, the decision on whether AquaSource may recover costs related to acquiring its companies through its rates has been deferred until the next rate case. The settlement agreement is expected to be approved by the TNRCC in November 2001. In lieu of the originally anticipated $7 million revenue increase, AquaSource now expects the revised rate increase will result in additional annual water and sewer revenues of approximately $5 million.

   In March 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) regarding water and sewer rates for its Utility Center,

Inc. subsidiary (AquaSource's largest regulated subsidiary). Hearings are scheduled for November 2001. We currently anticipate a final order from the IURC in early 2002. If the request is approved, annual water and sewer revenues for Utility Center will increase by approximately $2.7 million.

Outlook

   We recently announced a new management organization, including our new President and Chief Executive Officer, to implement our back-to-basics strategy. The new management team is focused on expanding opportunities related to our core electric utility operations and certain of our complementary businesses, including energy services and communications. As part of the implementation of the back-to-basics strategy, we are also seeking to streamline and improve the profitability of our water utility business as well as to monetize, in an orderly manner, various non-core investments, such as our energy technology and electronic commerce investments, our propane assets and certain of our financial assets.

   While the new management team continues to assess operations for 2001 and beyond, we expect earnings to be positively impacted by the back-to-basics strategy in 2002 and beyond, resulting in strong cash flows to fund capital expenditures and dividends through:

           . Higher earnings from operational improvements and efficiencies, . Collection of the remaining $120 million in transition costs, net of tax, from electric customers, and . Additional profits from electric sales to customers who do not select an alternative generation supplier under our previously approved provider of last resort arrangement.

   As discussed previously, our operating earnings for nine months ended September 30, 2001 were 77 cents per share. In addition, as a result of the progress of the back-to-basics strategy to date and the related uncertainty associated with disposition of non-core businesses and assets, we are no longer expecting 2001 operating earnings in the previously reported $1.25 to $1.35 per share range. As a result of a higher level of organizational restructuring, the anticipated magnitude of a fourth quarter restructuring charge is expected to be higher than the previous estimate of 10 to 20 cents per share. We continue to assess projected operating earnings for 2001 and beyond as well as the magnitude of our 2001 restructuring charge. Also, as part of our back-to-basics planning process, we have discontinued our stock repurchase program at least until we reassess our growth opportunities for 2001 and beyond.

   DQE Financial maintains a landfill gas investment at the Fresh Kills Landfill on Staten Island, New York. Further information is set forth in the "Fresh Kills Landfill" discussion in Footnote E on page 10.

   The foregoing paragraphs contain forward-looking statements, the results of which may materially differ from those implied due to known and unknown risks and uncertainties. These statements, and certain of the risks and uncertainties that may affect the results, are discussed below. Projected DQE cash flow, earnings and earnings growth will depend on the performance of our subsidiaries and on the effectiveness of our divestiture of non-core businesses. Demand for utility services, and the availability of appropriate investment opportunities in those industries, as well as changing market conditions and weather conditions, could affect the projected returns on investment and projected earnings levels at DQE and each subsidiary. Demand for propane services will affect our ability to monetize ProAm's propane investments. The financial benefits of Duquesne Light's POLR II agreement (and any potential extension) will depend on the number of customers choosing Orion as their generation supplier, and on customer demand for electricity. The magnitude of our restructuring charge will depend on the specific personnel reduction and estimates of costs related to lease obligations. The tragic events of September 11, 2001 have created broad uncertainty in the global economy, and we are assessing any potential impact on our businesses, including DQE Financial. The outcome of AquaSource's rate filings, which will depend on the determinations made by the appropriate public utility commissions, will also affect performance. Stock market volatility and business conditions with respect to energy technology and electronic commerce will affect our ability to monetize DQE Enterprises' electronic commerce and energy technology portfolio. Market conditions will affect our ability to monetize our financial investments. Overall performance by DQE and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

   Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

   We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $568 million or 42 percent of long-term borrowings. Most of this variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $1.2 million for the nine months ended September 30, 2001 and $2.6 million for the nine months ended September 30, 2000. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $55.5 million and $56.7 million as of September 30, 2001 and September 30, 2000. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

   Except for historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties including, but not limited to: the outcome of DQE's class action shareholder litigation; the outcome of AquaSource's rate applications and shareholder litigation; the number of customers choosing Orion as their generation supplier, which will affect the financial benefits of POLR II; the potential impact on our financial statements of the recent accounting statements discussed in Footnote B above; economic and business conditions with respect to electronic commerce and energy technology companies; economic, competitive, governmental and technological factors affecting operations, markets, products, services and prices; and other risks discussed in "Outlook" above and our filings with the Securities and Exchange Commission.


PART II.   OTHER INFORMATION.


Item 1.    Legal Proceedings.

   In October and November 2001, four class action lawsuits were filed by purported shareholders of DQE against DQE and David Marshall, DQE's former Chairman, in the U.S. District Court for the Western District of Pennsylvania. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of materially false and misleading statements between December 6, 2000 and April 30, 2001 concerning investments made by DQE Enterprises, Inc. and their impact on DQE's current and future financial results. The plaintiffs claim that, as a result of these statements, the price of DQE securities was artificially inflated.

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

   Although we cannot predict the ultimate outcome of these cases or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuits are entirely without merit, strenuously deny all of the plaintiffs' allegations of wrongdoing and believe we have meritorious defenses to plaintiffs' claims. We intend to vigorously defend these lawsuits.


Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibits:

     EXHIBIT 10.1 - Agreement, effective as of
                        September 14. 2001, between David D. Marshall and DQE, Inc.

     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                        Preferred and Preference Stock Dividend Requirements.

b. We filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           DQE, Inc.
                                                ------------------------------
                                                         (Registrant)


Date    November 9, 2001                           /s/ Frosina C. Cordisco
     ----------------------                     ------------------------------
                                                          (Signature)
                                                      Frosina C. Cordisco
                                                 Vice President and Treasurer
                                                (Principal Financial Officer)

Date    November 9, 2001                            /s/ Steven R. Schott
     ----------------------                     ------------------------------
                                                          (Signature)
                                                       Steven R. Schott
                                                 Vice President and Controller
                                                (Principal Accounting Officer)