Form 10-K
period 2001-12-31
DQE INC
filed 2002-03-29
CIK 846930

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 2001
                                   -----------------

                                      or

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

                              411 Seventh Avenue
                        Pittsburgh, Pennsylvania 15219
             ----------------------------------------------------
              (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code: (412) 393-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No____
                     ---

Aggregate market value of DQE Common Stock held by non-affiliates as of March 11, 2002 was $1,223,172,777. There were 56,209,926 shares of DQE Common Stock outstanding as of March 11, 2002.

     [_] Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:

                                                               Name of each exchange
     Registrant        Title of each class                      on which registered
    ------------      ---------------------                   -----------------------
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

                   8 3/8% Public Income Notes due 2039        New York Stock Exchange
                   (Issued by DQE Capital Corporation)

                   Guaranties Of DQE Capital Corporation's    New York Stock Exchange
                   Public Income Notes

Securities registered pursuant to Section 12(g) of the Act:


  Registrant           Title of each class
  ----------           --------------------

    DQE            Preferred Stock, Series A (Convertible)




                      DOCUMENTS INCORPORATED BY REFERENCE

                                                  Part of Form 10-K
                                                 Into Which Document
                   Description                     Is Incorporated
                   -----------                 -----------------------

            Proxy Statement for DQE Annual            Part III
            Meeting of Shareholders to be
            held on June 26, 2002

                               TABLE OF CONTENTS

                                                      Page
                                                      ----
GLOSSARY
                       PART I

ITEM 1.     BUSINESS
  Corporate Structure                                   1
  Employees                                             2
  Property, Plant and Equipment                         2
  Environmental Matters                                 3
  Other                                                 3
  Executive Officers of the Registrant                  5

ITEM 2.     PROPERTIES                                  6

ITEM 3.     LEGAL PROCEEDINGS                           6

ITEM 4.     SUBMISSION OF MATTERS TO A
            VOTE OF SECURITY HOLDERS                    6

                       PART II

ITEM 5.     MARKET FOR REGISTRANT'S
            COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS                         7

ITEM 6.     SELECTED FINANCIAL DATA                     7

ITEM 7.     MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                   7
  Results of Operations                                 7
  Liquidity and Capital Resources                      16
  Rate Matters                                         19

ITEM 7A.    QUANTITATIVE AND QUALITATIVE
            DISCLOSURES ABOUT MARKET RISK              20

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS
            AND SUPPLEMENTARY DATA;
            INDEPENDENT AUDITORS' REPORT               21

ITEM 9.     CHANGES IN AND DISAGREEMENTS
            WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                   50

                      PART III

ITEM 10.    DIRECTORS AND EXECUTIVE
            OFFICERS OF THE REGISTRANT                 50

ITEM 11.    EXECUTIVE COMPENSATION                     50

ITEM 12.    SECURITY OWNERSHIP OF
            CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                             50

ITEM 13.    CERTAIN RELATIONSHIPS AND
            RELATED TRANSACTIONS                       50


                       PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT
            SCHEDULES AND REPORTS ON
            FORM 8-K                                   50

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

CUSTOMER CHOICE -- The Pennsylvania Electricity Generation Customer Choice and Competition Act (see "Rate Matters") gives consumers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

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

PROVIDER OF LAST RESORT -- Under Pennsylvania's Customer Choice Act, the local distribution utility is required to provide electricity for customers who do not choose an alternative generation supplier, or whose supplier fails to deliver. (See "Rate Matters.")

REGIONAL TRANSMISSION ORGANIZATION (RTO) -- Organization formed by transmission-owning utilities to put transmission facilities within a region under common control.

REGULATORY ASSETS -- Pennsylvania ratemaking practices grant regulated utilities exclusive geographic franchises in exchange for the obligation to serve all customers. Under this system, certain prudently incurred costs are approved by the PUC for deferral and future recovery, with a return from customers. These deferred costs are capitalized as regulatory assets by the regulated utility.

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

                                    PART I

ITEM 1. BUSINESS.

CORPORATE STRUCTURE

  Part I of this Annual Report on Form 10-K should be read in conjunction with our audited consolidated financial statements, which are set forth in Part II,
Item 8 of this Report.

  DQE, Inc. delivers essential products and related services, including electricity, water and communications, to more than one million customers throughout the United States. Our subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, LLC; DQE Financial Corp.; DQE Enterprises, Inc.; DQE Communications, Inc.; ProAm, Inc.; Cherrington Insurance, Ltd.; and DQE Capital Corporation.

  Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy.

  AquaSource is a water resource management company that acquires, develops and manages water and wastewater systems and complementary businesses.

  DQE Energy Services is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and alternative fuel facilities.

  DQE Financial owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

  DQE Enterprises manages electronic commerce, energy services and technologies, and communications investment portfolios.

  Our other business lines include the following: propane distribution, communications systems, and financing and insurance services for DQE and various affiliates.

 See Note R to our consolidated financial statements for information on our business segments.

Back-to-Basics Strategy

  In the second half of 2001, following the completion of our strategic review process, we announced our new management team and a change in our strategic direction. Our Back-to-Basics strategy features a more concentrated focus on core electric utility operations and complementary businesses, such as energy services. We currently are exploring opportunities to sell, in an orderly manner, certain non-complementary assets. In addition, cost reductions as a result of restructuring are expected to enhance profitability at DQE and Duquesne Light. While the magnitude of the impairment and restructuring charges we reported in 2001 is significant ($205.6 million, after tax), we believe we are now better positioned to implement our Back-to-Basics strategy in 2002 and beyond. Our plan is to grow earnings more steadily, with less volatility, over the next few years. The cornerstone of this strategy will be a focus on seeking growth through a disciplined investment and management approach. All new investment opportunities will be expected to have a strong and clear relationship to our core electric business, as well as the ability to create sustained value.

Service Areas

  Duquesne Light's electric utility operations provide service to approximately 586,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

  AquaSource's water utility operations currently provide service to more than 520,000 water and wastewater customer connections in 18 states.

  ProAm, our propane delivery business, provides service to over 70,000 customers in seven states.

  Our other business lines have operations and investments in several states and Canada.

Regulation

  DQE and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light's electric delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission
(FERC) with respect to rates for delivery of electric power, accounting and other matters. Additionally, AquaSource's water utility operations are subject to regulation by various authorities within the states where they operate as to rates, accounting and other matters.

Business Segments

  For the purposes of complying with Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," we are required to disclose information about our business segments separately. This information is set forth in Note R to our consolidated financial statements.

Forward-looking Statements

  We use forward-looking statements in this report. Statements that are not historical facts are forward-looking statements, and are based on beliefs and assumptions of our management, and on information currently available to management. Forward-looking statements include statements preceded by, followed by or using such words as "believe," "expect," "anticipate," "plan," "estimate" or similar expressions. Such statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events. Actual results may materially differ from those implied by forward-looking statements due to known and unknown risks and uncertainties, some of which are discussed below.

     . DQE cash flow, earnings, earnings growth and dividends will depend on the performance of our subsidiaries, on the effectiveness of the divestiture of non-core businesses, and board policy.

     . Demand for electric, water and telecommunications utility services and landfill gas, the availability of appropriate investment opportunities in those industries, changing market conditions and weather conditions could affect earnings levels at DQE and each subsidiary.

     . The number of customers who choose to receive electric generation through the provider of last resort arrangement with Orion will affect Duquesne Light's earnings, as will the life of the arrangement.

     . Customer energy demand, fuel costs and plant operations will affect DQE
       Energy Services' earnings.

     . The outcome of the shareholder litigation initiated against both DQE and AquaSource may affect our performance.

     . Stock market volatility and business conditions with respect to energy technology and electronic commerce may affect our ability to monetize our non-core energy technology and electronic commerce portfolio.

     . Market conditions and demand for services affect our ability to monetize our non-core and financial investments, and unregulated businesses.

     . The tragic events of September 11, 2001 have created broad uncertainty in the global economy, and we continue to assess the impact on our businesses, including but not limited to DQE Financial.

     . Overall performance by DQE and our affiliates could be affected by economic, competitive, regulatory, governmental (including tax) and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

EMPLOYEES

  At December 31, 2001, DQE and its subsidiaries had 2,538 employees. Duquesne Light is party to a labor contract with the International Brotherhood of Electrical Workers, which represents the majority of Duquesne Light's 1,302 employees. Duquesne Light is engaged in negotiations to extend the contract, which currently expires in September 2002.

PROPERTY, PLANT AND EQUIPMENT

Investment in PP&E and Accumulated Depreciation

  Our total investment in property, plant and equipment (PP&E) and the related accumulated depreciation balances for major classes of property at December 31, 2001 and 2000 are as follows:

PP&E and Related Accumulated Depreciation at December 31,
--------------------------------------------------------------------------------

                                        (Millions of Dollars)
                                                 2001
                           -------------------------------------------------
                                              Accumulated           Net
                           Investment         Depreciation       Investment
----------------------------------------------------------------------------
Electric delivery          $  1,926.6         $   616.5          $  1,310.1
Water distribution              312.9              99.6               213.3
Propane distribution             44.2               3.8                40.4
Other                           164.3              39.8               124.5
----------------------------------------------------------------------------
 Total                     $  2,448.0         $   759.7          $  1,688.3
============================================================================

                                          (Millions of Dollars)
                                                   2000
                           -------------------------------------------------
                                              Accumulated           Net
                           Investment         Depreciation       Investment
----------------------------------------------------------------------------
Electric delivery          $  1,910.5         $   612.5          $  1,298.0
Water distribution              241.4              45.5               195.9
Propane distribution             41.9               2.1                39.8
Other                           202.5              42.3               160.2
----------------------------------------------------------------------------
 Total                     $  2,396.3         $   702.4          $  1,693.9
============================================================================


  Electric delivery PP&E includes: (1) high voltage transmission wires used in delivering electricity from generating stations to substations; (2) substations and transformers; (3) lower voltage distribution wires used in delivering electricity to customers; (4) related poles and equipment; and (5) internal telecommunication equipment, vehicles and office equipment. Water distribution PP&E includes water systems and water treatment facilities. The propane distribution PP&E includes storage tanks and delivery vehicles. The other PP&E is comprised of various buildings and land, alternative fuel facilities, landfill gas recovery equipment and property related to our other business lines.

ENVIRONMENTAL MATTERS

  Various federal and state authorities regulate DQE and our subsidiaries with respect to air and water quality and other environmental matters. FirstEnergy Corporation assumed environmental compliance obligations with respect to the generation plants it acquired in the December 1999 power station exchange. Orion Power MidWest, L.P. assumed the environmental obligations related to all of the plants it acquired in the April 2000 generation asset sale.

  In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We incurred costs of $1.1 million in 2001 to comply with these DEP regulations. We expect the costs of compliance to be approximately $1.4 million over the next two years with respect to sites we will continue to own. These costs are being recovered in the CTC, and the corresponding liability has been recorded for current and future obligations.

  Duquesne Light owns, but does not operate, the Warwick Mine, including approximately 1,200 acres of unmined coal lands and mining rights, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Duquesne Light's current estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is approximately $35 million. Duquesne Light has recorded a liability for this amount on the consolidated balance sheet.

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

  AquaSource is a party to consent agreements regarding environmental compliance in three states. In Indiana, AquaSource has entered parallel agreements with the Indiana Department of Environmental Management and the Indiana Utility Regulatory Commission to establish a schedule for completing upgrades and resolving certain historical compliance issues at two wastewater facilities. AquaSource agreed to make approximately $28 million of capital improvements, $11.4 million of which have been completed. The agreed-upon improvements are proceeding on schedule. Neither agreement imposes any compliance-related penalties or sanctions. AquaSource entered into a consent order with the Florida Department of Environmental Protection regarding historical compliance issues. AquaSource planned certain capital improvements in connection with its acquisition of five wastewater facilities, the completion of which will resolve the compliance issues. AquaSource and the Texas Natural Resource Conservation Commission have entered into a consent agreement under which AquaSource will correct compliance issues at approximately 160 water and wastewater systems over a four-year period. In lieu of any fines, penalties or other sanctions, AquaSource agreed to make approximately $30 million in capital improvements to upgrade these systems, $12.1 million of which have already been completed. AquaSource is capitalizing all of these expenditures, and will seek recovery of the charges through future rates, if appropriate.

  We are involved in various other environmental matters. We believe that such matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

OTHER

Recent Accounting Pronouncements

  In June 2001 the Financial Accounting Standards Board (FASB) issued three new accounting standards, SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangibles," and SFAS No. 143, "Accounting for Asset Retirement Obligation."
  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, with limited exceptions for combinations initiated prior to July 1, 2001. We do not believe that the adoption of SFAS No. 141 will have a significant impact on our financial statements.

  SFAS No. 142, which became effective January 1, 2002, discontinues the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review for the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. As of December 31, 2001, we have goodwill and other intangible assets, net of accumulated amortization, of approximately $136.6 million and $0.7 million, respectively, which will be subject to the transitional assessment provisions of SFAS No. 142.

  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 143 will have on our financial statements.

  In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement requires that all long-lived assets to be held and used continue to be evaluated for impairment similar to SFAS No. 121. The statement also requires that all long-lived assets to be sold be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 144 will have on our financial statements.

Market Risk

  Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations, or cash flows due to adverse changes in market prices and rates.
  We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $418 million or 35 percent of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $1.1 million, $3.1 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $40.6 million and $40.3 million as of December 31, 2001 and 2000. Such changes would not have a significant near-term effect on our future earnings or cash flows.

Pending Litigation

  Information regarding pending litigation is set forth in Item 3, "Legal Proceedings."

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages as of March 10, 2002, and positions during the past five years of our executive officers.

Name                          Age                               Office
Morgan K. O'Brien             42       President and Chief Executive Officer since September 2001. Chief Operating
                                        Officer from August 2000 to September 2001. Executive Vice President -
                                        Corporate Development from January 2000 to August 2000. Vice President -
                                        Corporate Development from July 1999 to January 2000. Treasurer from November
                                        1998 to July 1999. Vice President from October 1997 to July 1999. Controller from October 1995 to July 1999.

Frank A. Hoffmann             50       Executive Vice President since October 2001. President and Treasurer of
                                        AquaSource since July 2000. Vice President -Operations of DQE Systems from
                                        January 2000 to July 2000.  Vice President of DQE Systems from May 1999 to
                                        January 2000. General Manager,  Marketing and Sales of Duquesne Light from
                                        1995 to May 1999.

Victor A. Roque               55       Executive Vice President since November 1998. General Counsel from November 1994 to October 2001. Secretary from May 2000 to October 2001. Vice President from
                                        April 1995 to November 1998. President of Duquesne Light since October 2001.

Alexis Tsaggaris              53       Executive Vice President since October 2001. President of DQE Energy Services from August 1995 to October 2001.

Frosina C. Cordisco           50       Vice President since March 2000 and Treasurer since July 1999. Assistant Treasurer from November 1998 to June 1999. Duquesne Light Company - Treasurer since November
                                        1998; Manager of Electronic Commerce from April 1996 to April 1998. Held financial positions at various subsidiaries between 1996 and 1999.

William J. DeLeo              51       Vice President - Corporate Compliance and Corporate Secretary since October
                                        2001. Vice President and Chief Administrative Officer from November 1998 to
                                        October 2001. Vice President - Corporate Services at Duquesne Light from November 1998 to
                                        April 2000. Vice President - Marketing and Corporate Performance at Duquesne
                                        Light from April 1995 to November 1998.

David R. High                 47       Vice President and General Counsel since October 2001. Deputy General Counsel and Compliance Officer from June 2000 to October 2001.  Associate General
                                        Counsel from September 1999 to June 2000. Associate General Counsel of Duquesne
                                        Light from January 1996 to September 1999.

Stevan R. Schott              39       Vice President and Controller since October 2001. Vice President of Duquesne Light from August 1999 to October 2001. Controller of DQE Financial from September 1998 to August.  Senior Manager, Public Utilities Specialist at Deloitte & Touche LLP
                                        from September 1993 to September 1998.

James E. Wilson               36       Vice President - Corporate Development since October 2001. Vice President and
                                        Controller from March 2000 to October 2001. Controller from July 1999 to March
                                        2000. Assistant Controller from 1996 to July 1999.

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

  AquaSource owns and operates over 450 investor-owned water and wastewater systems and performs contract services for over 550 additional systems. These systems are comprised of distribution and collection lines, pump stations, treatment plants, storage tanks, reservoirs and related facilities. Properties are adequately maintained and units of property are replaced as and when necessary. AquaSource owns a substantial acreage of land, the greater part of which is located in watershed areas and used for the discharge of treated effluent, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes. These properties are used in our water distribution business segment.

ITEM 3. LEGAL PROCEEDINGS.

  In October and November 2001, class action lawsuits were filed by purported shareholders of DQE against DQE and David Marshall, DQE's former Chairman, in the U.S. District Court for the Western District of Pennsylvania. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of materially false and misleading statements between December 6, 2000 and April 30, 2001 concerning investments made by DQE Enterprises, Inc. and their impact on DQE's current and future financial results. The plaintiffs claim that, as a result of these statements, the price of DQE securities was artificially inflated.

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

  In the first quarter of 2001, DQE and AquaSource filed counterclaims alleging that 10 plaintiffs who held key AquaSource management positions engaged in deceptive practices designed to obtain funding for acquisitions and to make those acquisitions appear to meet certain return on investment requirements, and that all plaintiffs were unjustly enriched by such wrongful actions. DQE, AquaSource and AquaSource Utility, Inc. also filed a counterclaim against two plaintiffs alleging claims for breach of contract, breach of warranty, indemnification, fraud, and unjust enrichment in connection with the acquisition of various water and wastewater companies from such plaintiffs.

  Although we cannot predict the ultimate outcome of these cases or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuits are entirely without merit, strenuously deny all of the plaintiffs' allegations of wrongdoing and believe we have meritorious defenses to the plaintiffs' claims. We intend to vigorously defend these lawsuits.

  We are involved in various other legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On December 20, 2001, we held our Annual Meeting of Stockholders. We solicited proxies for the Annual Meeting pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement dated October 22, 2001, and all nominees were elected. Two proposals were submitted to stockholders for a vote at the Annual Meeting.

  Proposal 1 was the election of two directors to the board of directors, to serve until the 2004 Annual Meeting, and until their respective successors have been chosen and qualified. The vote on this proposal was as follows:

                         Type of Stock             For             Withhold
                         -------------             ---             --------
Doreen E. Boyce            Common               43,035,184         1,446,092
                           Preferred               187,194                 0
Morgan K. O'Brien          Common               43,627,428         1,446,092
                           Preferred               187,194                 0

  The following Directors' terms continue after the Annual Meeting of
Stockholders:
  until 2002 - Daniel Berg, Sigo Falk and Eric W. Springer;
  until 2003 - Robert P. Bozzone and Steven S. Rogers.

  On February 28, 2002, the Board filled three vacancies by electing Charles C. Cohen, David M. Kelly and John D. Turner. All three will be nominated for reelection at the 2002 Annual Meeting of Stockholders.

  Proposal 2 was the ratification of the appointment, by the board of directors, of Deloitte & Touche LLP as independent auditors to audit our books for the year ending December 31, 2001. The vote on this proposal was as follows:

                                   For         Against     Abstain
                                   ---         -------     -------
Common Stock                   43,459,206      829,928     488,264
Preferred Stock                   187,194            0           0


                                   PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

  Information relating to the market for DQE common stock and other matters related to our holders is set forth in Note P and in Note S hereto, and incorporated here by reference.

  DQE declared quarterly dividends on our common stock totaling $1.68 per share in 2001. (See "Dividends" discussion.) At February 28, 2002, there were approximately 56,000 holders of record of our common stock. DQE common stock is listed and traded on the New York, Philadelphia and Chicago Stock Exchanges.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for each year of the six-year period ended December 31, 2001, are set forth on page 49 and incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Overall Performance

2001 Compared to 2000

  Our basic loss for common shareholders was $153.9 million or $2.75 per share in 2001, compared to basic earnings available for common shareholders of $154.4 million or $2.44 per share in 2000. Basic earnings available for common shareholders decreased by $308.3 million, due principally to the impact of a number of one-time charges recorded in 2001. Impairment charges totaling $185.7 million after tax were recorded in 2001 relating to the impairment of investments and long-lived assets. In addition, restructuring charges of $19.9 million after tax were recorded in 2001 as discussed below.

  AquaSource (the water distribution business segment) recorded a second quarter $99.7 million after tax impairment charge following a determination that AquaSource's potential future performance would result in lower returns than originally anticipated. The impairment charge primarily related to contract operations and construction. The assets determined to be impaired consisted of $79.4 million of goodwill, $26.4 million of property, plant and equipment, and $3.4 million of other assets.

  DQE Financial (the Financial business segment) recorded a fourth quarter $43.7 million after tax impairment charge relating to four landfill gas sites. DQE Financial has a twenty-year lease for the gas rights to New York City's Fresh Kills landfill, where debris from the World Trade Center is being transported. The excess weight resting on top of the landfill has caused damage to the gas collection system, as well as reduced available gas flows. Additional security at the site has caused construction delays. Management has determined that the Fresh Kills investment has been impaired. DQE Financial also recognized a charge due to asset abandonments or impairment at the three other landfill gas sites.

  The remaining impairment charges recorded in 2001 were $42.3 million after tax relating primarily to energy technology investments. During 2001, we formalized plans to monetize DQE Enterprises (the Enterprises business segment) as opportunities present themselves. This business is not consistent with our focus on our core regulated utility businesses, and opportunities related to these investments have not developed as expected due to market conditions. During 2001, DQE Enterprises sold two investments and recognized an impairment charge to write off all or parts of eleven other investments, resulting in a $36.1 million after tax impairment charge.

  During the fourth quarter of 2001, as part of our Back-to-Basics strategy, we initiated a restructuring plan to improve operational effectiveness and efficiency, and to reduce operational expenses on a company-wide basis. Through the restructuring plan, we have reorganized to focus on our core regulated utility businesses and opportunities related to those investments. In the fourth quarter of 2001, we recorded an after tax restructuring charge of $19.9 million, consisting of $13.2 million at DQE (the "all other" category), and $6.7 million at Duquesne Light (the electricity delivery business segment). The restructuring charge included costs related to (1) the consolidation and reduction of certain administrative and back-office functions through an involuntary termination plan, (2) the abandonment of certain leased office facilities to relocate employees to one centralized location, and (3) other lease costs related to abandoned office facilities.

  Another factor affecting 2001 results was the $33.3 million decline in earnings relating to the CTC business segment (see discussion below). In addition, gains from investment dispositions totaled $16.6 million in 2001, compared to $69.5 million in 2000. This decline is principally due to the recognition in 2000 of a gain on the sale of DQE Energy Services' alternative fuel facilities (Energy Services business segment). In addition, 2000 results were positively impacted by the $15.5 million cumulative effect of a change in accounting principle relating to unbilled revenues.

2000 Compared to 1999

  Our basic earnings were $154.4 million or $2.44 per share in 2000, compared to $199.8 million or $2.65 per share in 1999. Basic earnings available for common shareholders decreased by $45.4 million, or 22.7 percent, due primarily to the sale of our generation assets. We applied net proceeds from the sale to reduce the level of our transition costs. As we earned a return on our unrecovered transition costs, this reduction in the level of transition costs resulted in decreased earnings.

  Other factors affecting 2000 results included a number of transaction-related gains and charges. In the fourth quarter of 2000, we recorded an $8 million after-tax charge related to the then-pending sale of our bottled water business. We also recorded a charge for the shutdown of a coal-bed methane project. Offsetting these charges were gains from the sale of certain non-strategic investments and the cumulative effect of a change in accounting principle for unbilled revenues. Additionally affecting earnings per share, in conjunction with the generation asset sale, we undertook a strategy to aggressively repurchase our common stock on the open market. Our average shares of outstanding common stock declined by approximately 12 million, or 16 percent. During 2000, we repurchased approximately 16 million shares for approximately $650 million.

Critical Accounting Policies and Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions with respect to values and conditions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions we are required to make. We evaluate these estimates on an ongoing basis, using historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

  In preparing our financial statements and related disclosures, we have adopted the following accounting policies which management believes are particularly important to the financial statements and that require the use of estimates and assumptions in the financial preparation process.

  Accounting for the Effects of Regulation. Our subsidiaries, Duquesne Light and AquaSource, prepare their financial statements in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," which differs in certain respects from the application of accounting principles generally accepted in the United States of America by non-regulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) if it is probable that, through the rate-making process, there will be a corresponding increase in future rates. Accordingly, we defer certain costs, which will be amortized over future periods. To the extent that collection of such costs is no longer probable as a result of changes in regulation or our competitive position, the associated regulatory assets are charged to expense.

  Unbilled Energy and Water Revenues. We generally record revenues related to the sale of energy and water when delivery is made to our customers. However, the determination of such sales to individual customers is based on the reading of their meters, which we read on a systematic basis throughout the month. At the end of each month, we estimate the amounts delivered to customers since the date of the last meter reading and record the corresponding unbilled revenue. We estimate this unbilled revenue each month based on daily volumes, estimated customer usage by class, delivery losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Customer accounts receivable as of December 31, 2001 include unbilled revenues of $44.9 million.

  Impairment of Long-Lived Assets and Investments. We evaluate long-lived assets (including other intangibles and related goodwill) of identifiable business activities and investments for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. In addition to those long-lived assets and investments for which impairment charges were recorded (see Note C), others were reviewed for which no impairment was required. For long-lived assets to be held and used, these computations used judgments and assumptions inherent in management's estimate of undiscounted future cash flows to determine recoverability of the assets. It is possible that a computation under a "held for sale" situation for certain of these long-lived assets could result in a significantly different assessment because of market conditions, specific transaction terms or a buyer's different viewpoint of future cash flows. For investments, we considered our investee's cash on-hand, fundraising abilities, customers, contracts and overall ability to continue as a going concern.

  Contingent Liabilities. We establish reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known, or circumstances change, that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel, or other third parties regarding the probable outcomes of the matter. Should the ultimate outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be recognized. Such contingent liabilities for DQE include, but are not limited to, restructuring liabilities (see Note D), income tax matters (see Note I), and other commitments and contingencies (see Note K).

Dividends

  Once all dividends on our Preferred Stock, Series A (Convertible), $100 liquidation preference per share (DQE preferred stock), have been paid, dividends may be paid on our common stock as permitted by law and as declared by the board of directors. However, because we own all of Duquesne Light's common stock, if Duquesne Light cannot pay common dividends, we may not be able to pay dividends on our common stock or DQE preferred stock. Payments of dividends on Duquesne Light's common stock may be restricted by Duquesne Light's obligations to holders of preferred and preference stock pursuant to Duquesne Light's articles of incorporation and by obligations of a Duquesne Light subsidiary to holders of its securities (see Note N). No dividends or distributions may be made on Duquesne Light's common stock if Duquesne Light has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne Light's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of total common shareholder's equity to total capitalization is less than specified percentages.

  We have continuously paid dividends on common stock since 1953. Our annualized dividends per share, paid quarterly, were $1.68, $1.68 and $1.60 for the years 2001, 2000 and 1999, respectively. Most recently, in the first quarter of 2002 the board declared a quarterly dividend of $0.42 per share (payable on April 1, 2002 to holders of record on March 11, 2002). The board of directors regularly evaluates our dividend policy and sets the amount each quarter. The level of dividends will continue to be influenced by many factors such as, among other things, our earnings, financial condition and cash flows from subsidiaries, as well as general economic and competitive conditions. The board also has to consider the impact of the downgrade in the ratings of certain of our securities and the effectiveness of the divestiture of non-complementary assets. (See "Future Capital Requirements and Availability" and "Rate Matters.")

Results Of Operations by Business Segment

  We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) Duquesne Light's transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light's supply of electricity (electricity supply business segment), (3) Duquesne Light's collection of transition costs (CTC business segment), (4) AquaSource's management of water systems (water distribution business segment), (5) DQE Energy Services' development, operation and maintenance of energy and alternative fuel facilities (Energy Services business segment), (6) DQE Financial's collection and processing of landfill gas and the management of structured finance and alternative energy investments (Financial business segment), and (7) DQE Enterprises' management of electronic commerce, energy services and technologies, and communications investment portfolios (Enterprises business segment).

  With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an "all other" category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates.

  We have restated prior periods where appropriate to present segment information consistent with the manner that is currently utilized by management. Note R shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

2001 Compared to 2000

  Electricity Delivery Business Segment. The electricity delivery business segment contributed $37.7 million to net income in 2001, consisting of $44.4 million before a restructuring charge of $6.7 million, as previously discussed. This is compared to $43.4 million in 2000, which included $7.3 million after tax related to the cumulative effect of a change in accounting principle for unbilled revenues. Excluding these one-time charges in both years, net income from the electricity delivery business segment was $8.3 million higher in 2001, primarily due to lower operating expenses resulting from the cost reduction initiatives that were begun in 2000.

  Operating revenues for this business segment are primarily derived from the delivery of electricity. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to residential, commercial and industrial customers are influenced by national and global economic conditions.

  Operating revenues increased by $3.5 million or 1.1 percent compared to 2000. Residential sales increased 2.1 percent, primarily due to warmer summer weather in 2001. Commercial sales increased 1.3 percent, due to an increase in the number of commercial customers, while industrial sales decreased 8.3 percent, due to decreased consumption by steel manufacturers, including one major customer who has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

                                                   KWH Delivered
                                          --------------------------------
                                                   (In Millions)
                                          --------------------------------
                                             2001        2000      Change
--------------------------------------------------------------------------
Residential                                 3,584       3,509        2.1%
Commercial                                  6,241       6,162        1.3%
Industrial                                  3,283       3,581       (8.3)%
--------------------------------------------------------------
  KWH Sales                                13,108      13,252       (1.1)%
Cumulative effect of a change
 in accounting principle                       --         483
--------------------------------------------------------------
  Total Sales                              13,108      13,735       (4.6)%
==========================================================================

  Operating expenses for the electricity delivery business segment are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased by $19.6 million or 11.7 percent compared to 2000, due to cost reduction initiatives that were begun in 2000, as well as a reduction to our employee pension costs. (See Note L.)

  Depreciation and amortization expense includes the depreciation of electric delivery-related plant and equipment. There was an increase of $3.3 million or
5.9 percent compared to 2000 due primarily to net additions to property, plant and equipment during 2001.

  Other income increased $2.4 million or 6.4 percent compared to 2000, primarily due to increased interest income on a higher cash balance in 2001.

  Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. In 2001, there was $8.9 million or 12.8 percent more interest and other charges allocated to the electricity business segment compared to 2000. Although Duquesne Light used the generation asset sale proceeds to retire debt, thus reducing its overall level of interest expense, all remaining Duquesne Light financing costs after recapitalization are borne by the electricity delivery business segment.

  Electricity Supply Business Segment. In 2001, the electricity supply business segment reported net income of zero, compared with net income of $0.2 million in 2000. For all of 2001, and for the period from April 29 through December 31, 2000, this segment's financial results reflect our provider of last resort service arrangement with Orion, which is designed to be income neutral to Duquesne Light. Included in 2000 was $8.2 million related to the cumulative effect of a change in accounting principle for unbilled revenues.

  Operating revenues for this business segment are derived primarily from the supply of electricity for delivery to retail customers and the supply of electricity to wholesale customers. Retail energy requirements fluctuate as the number of customers participating in customer choice changes. Energy requirements for residential and commercial customers are also influenced by weather conditions; temperature extremes lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements for industrial customers are primarily influenced by national and global economic conditions.

  Short-term sales to other utilities are made at market rates. Prior to the April 2000 generation asset divestiture, fluctuations in such sales were related to customer energy requirements, the energy market and transmission conditions, and the availability of generating stations. Following the divestiture, fluctuations result primarily from excess daily energy deliveries to Duquesne Light's electricity delivery system.

  Operating revenues increased $4.9 million or 1.2 percent compared to 2000. The increase is due to an increase in the average generation rate charged to customers, as well as an increase in the percentage of customers who receive electricity through our provider of last resort service arrangement.

  The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier.

------------------------------------------------------------------------
                                                  KWH Supplied
                                    ------------------------------------
                                                  (In Millions)
                                    ------------------------------------
                                            2001        2000     Change
------------------------------------------------------------------------
Residential                                2,348       2,422     (3.1)%
Commercial                                 5,367       4,436     21.0 %
Industrial                                 3,079       3,332     (7.6)%
-------------------------------------------------------------
   KWH Sales                              10,794      10,190      5.9 %
Cumulative effect of a change
 in accounting principle                      --         341
Sales to Other Utilities                     363         963    (62.3)%
-------------------------------------------------------------
   Total Sales                            11,157      11,494     (2.9)%
========================================================================

  Operating expenses for the electricity supply business segment in 2001 consist of energy costs (i.e., to obtain energy from Orion for our provider of last resort service) and gross receipts tax, which both fluctuate in direct relation to operating revenues. In 2000, such operating expenses included energy costs; costs to operate and maintain the power stations; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes.

  Fluctuations in energy costs in 2001 resulted from total KWH supplied through our provider of last resort arrangement. Fluctuations in energy costs in 2000 generally resulted from changes in the total KWH supplied, the mix between coal generated power and purchased power, the cost of fuel, and generating station availability.

  Operating expenses increased $10.4 million or 2.5 percent from 2000 as a result of an increase in the KWH supplied. This increase resulted from higher purchased power costs (related to our provider of last resort arrangement) following the generation asset sale, as opposed to the cost of power generated by our previously owned power stations. The cost under the arrangement is an average of $0.04 per KWH across all rate classes. (See "Provider of Last Resort.")

  Depreciation and amortization expense in 2000 included the depreciation of the power stations' plant and equipment through the generation asset sale.

  Other income decreased $3.0 million from 2000, because no other income has been allocated to this business segment since the generation asset sale.

  Interest and other charges include interest on long-term debt, other interest, and preferred stock dividends of Duquesne Light. In 2001, no interest expense was allocated to this business segment; in 2000, there was $21.2 million of allocated interest expense. All remaining financing costs following the generation asset sale are borne by the electricity delivery business segment.

  CTC Business Segment. In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs.

  For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. Duquesne Light is allowed to earn an 11 percent pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return earned by Duquesne Light.

  In 2001, the CTC business segment reported net income of $12.3 million compared to $45.6 million in 2000, a decrease of $33.3 million or 73.0 percent.

  Operating revenues decreased $30.7 million or 9.2 percent, due to a decrease in the average CTC rate charged to customers from 2000 to 2001.

  Operating expense consists solely of gross receipts tax, which fluctuates in direct relation to operating revenues.

  Depreciation and amortization expense consists of the amortization of transition costs. There was an increase of $21.7 million or 8.7 percent compared to 2000. As a result of the lower average CTC balance, there was less return earned in 2001. We now anticipate termination of the CTC collection period by mid-year 2002 for most major rate classes.

  Water Distribution Business Segment. The water distribution business segment had a $100.4 million net loss in 2001, consisting of a $0.7 million net loss before a one-time impairment charge of $99.7 million, as previously discussed. This is compared to a $7.9 million net loss in 2000. Excluding the one-time charge, this was a net increase of $7.2 million or 91.1 percent, primarily due to lower operating expenses. We sold a water system in December 2000, resulting in a decrease in operating revenues of $3.0 million and operating expenses of $1.7 million in 2001 compared to 2000.

  Operating revenues for this business segment are derived from the following: billings related to water and sewer services for utilities, both owned and contract-operated by AquaSource, and water-related construction and engineering projects. Customer water use depends on weather conditions.

  Operating revenues decreased $3.2 million or 2.9 percent compared to 2000. This decrease was primarily the result of the water system sale.

  Operating expenses for the water distribution segment mainly consist of costs to operate and maintain the water distribution systems, administrative expenses and non-income taxes, such as property and payroll taxes. Operating expenses decreased $28.5 million or 23.5 percent compared to 2000, primarily due to operating efficiencies, lower administrative costs and the water system sale.

  Depreciation and amortization expense includes depreciation of utility delivery systems and the amortization of goodwill on acquisitions. The $1.1 million, or 6.4 percent decrease, was mainly attributable to the impairment of goodwill and property, plant and equipment in June 2001.

  Other income decreased $7.0 million or 75.3 percent compared to 2000, primarily due to the gain on the water system sale.

  Energy Services Business Segment. In 2001, the Energy Services business segment reported net income of $6.3 million, compared to net income of $98.2 million in 2000. Net income was $91.9 million higher in 2000, due to the gain on the sale of DQE Energy Services' alternative fuel facilities.

  Operating revenues for this business segment are primarily derived from the facility management services for industrial, airport and alternative fuel customers. Operating revenues increased $11.5 million or 58.1 percent compared to 2000. The increase is due to increased facility management revenues from three new service contracts.

  Operating expenses for the Energy Services business segment consist of the operating and maintenance costs to manage the facilities. Operating expenses increased $5.8 million or 26.5 percent from 2000, primarily due to the additional alternative fuel facility management contracts.

  Depreciation and amortization expense decreased $3.2 million or 62.7 percent in 2001, due to the lack of depreciation on the alternative fuel facilities that were sold in 2000.

  Other income was $154.6 million higher in 2000, due primarily to the gain recognized on the sale of the alternative fuel facilities in 2000.

  Financial Business Segment. The Financial business segment reported a net loss of $2.6 million in 2001, consisting of $41.1 million of net income prior to impairment charges of $43.7 million, as previously discussed. This is compared to net income of $36.8 million in 2000. Excluding the one-time charge in 2001, net income from the Financial business segment was $4.3 million higher in 2001, primarily due to increased landfill gas production and higher landfill gas sales prices.

  Operating revenues for this business segment are primarily derived from the sale of landfill gas. Operating revenues increased $1.9 million or 9.1 percent compared to 2000. The increase in revenue is due to an increase in landfill gas production and higher landfill gas sales prices.

  Operating expenses for the Financial business segment consist of the various costs to operate and maintain the landfill gas sites. Operating expenses increased $2.8 million or 7.0 percent from 2000 due to the increased operating costs at its landfill gas sites, caused primarily by higher gas production.

  Depreciation and amortization expense consists of the depreciation of landfill gas equipment and gas rights. There was an increase of $0.4 million or 12.1 percent compared to 2000.

  Other income consists of income from the leveraged lease and affordable housing investments, tax credits generated from the landfill and natural gas investments, and gains recognized on the sales of investments. Other income increased $0.7 million or 1.0 percent as compared to 2000, due in part to gains recognized on the sale of affordable housing investments in 2001.

  Interest and other charges decreased $3.9 million or 39.4 percent as compared to 2000 due to the retirement of $85.0 million of medium term notes in 2001, as well as a full year's effect of debt retirements that occurred in 2000.

  Enterprises Segment. The Enterprises segment had a $25.3 million net loss in 2001, consisting of $10.8 million of net income before a one-time impairment charge of $36.1 million, as previously discussed. This is compared to $5.7 million of net income in 2000. Absent the one-time charges, net income from the Enterprises segment was $5.1 million or 89.5 percent higher in 2001, primarily due to the approximately $8.4 million after tax gain on the sale of the Pittsburgh Airport energy facility in July 2001. This sale resulted in a decrease in operating revenues of $5.8 million and operating expenses of $0.5 million.

  Operating revenues for this segment are derived from energy sales and rent payments from real estate investments. Operating revenues decreased $7.8 million or 34.5 percent compared to 2000. This decrease is primarily due to the energy facility sale.

  Operating expenses for the Enterprises segment are primarily made up of costs to maintain the rental properties and the energy facility, administrative expenses and non-income taxes, such as property and payroll taxes. Operating expenses decreased $6.6 million or 33.0 percent compared to 2000. The decrease was mainly attributable to the energy facility sale.

  Depreciation and amortization expense for this segment includes depreciation of buildings and the energy facility and amortization of intangibles. The $1.0 million decrease resulted primarily from the sale of an energy facility and real estate in 2000 and 2001.

  Other income increased $8.3 million or 88.3 percent compared to 2000, primarily due to the gain on the energy facility sale.

  All Other. The all other category had a $79.3 million net loss in 2001, consisting of a $59.9 million net loss before impairment and abandonment charges of $6.2 million and a restructuring charge of $13.2 million, as previously discussed. This is compared to a $66.3 million net loss in 2000. Absent the one-time charges, this is an improvement of $6.4 million or 9.7 percent.

  Operating revenues decreased $15.6 million or 17.5 percent compared to 2000. The decrease is primarily comprised of a $14.0 million decrease related to the sale of our bottled water business in May 2001.

  In 2001, operating expenses decreased $30.8 million or 27.6 percent, due primarily to the sale of our bottled water business in May 2001 and administrative cost reductions.

  Depreciation and amortization expense includes the depreciation of plant and equipment of our other business lines and amortization of certain investments. Depreciation and amortization increased $9.8 million in 2001, primarily due to a change in the estimated useful life of software to be replaced in early 2002.

  Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of our other business lines. Interest expense increased $7.9 million or 19.7 percent, primarily as a result of increased borrowing used largely to fund subsidiary cash requirements (excluding Duquesne Light).

2000 Compared to 1999

  Electricity Delivery Business Segment. The electricity delivery business segment contributed $43.4 million to net income in 2000, compared to $38.8 million in 1999, an increase of $4.6 million or 11.9 percent. Included in 2000 is $7.3 million related to the cumulative effect of a change in accounting principle for unbilled revenues.

  Operating revenues increased by $9.1 million or 3.0 percent compared to 1999, due to an increase in sales to electric utility customers of 1.7 percent in 2000. Residential sales decreased 0.5 percent, primarily due to milder weather conditions in 2000. Commercial sales increased 2.3 percent, due to an increase in the number of commercial customers. Industrial sales increased 2.9 percent, due to increased consumption by steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

----------------------------------------------------------------------------
                                                    KWH Delivered
                                        ------------------------------------
                                                    (In Millions)
                                        ------------------------------------
                                           2000        1999          Change
----------------------------------------------------------------------------
Residential                                3,509       3,526         (0.5)%
Commercial                                 6,162       6,024          2.3%
Industrial                                 3,581       3,481          2.9%
-------------------------------------------------------------
  KWH Sales                               13,252      13,031          1.7%
Cumulative effect of a change
  in accounting principle                    483          --           --%
-------------------------------------------------------------
  Total Sales                             13,735      13,031          5.4%
============================================================================

  Operating expenses decreased by $11.4 million or 6.4 percent compared to 1999, due to cost reduction initiatives we began in 2000; cost savings related to the implementation of our automated Customer Advanced Reliability System (CARS); and a reduction in employee pension costs.

  Depreciation and amortization expense includes the depreciation of electric delivery-related plant and equipment. There was an increase of $5.9 million or
11.7 percent compared to 1999. The increase is primarily attributed to more fixed assets plant being allocated to the delivery business in 2000, and the CARS system.

  In 2000, there was $23.6 million or 51.4 percent more interest and other charges allocated to the electricity delivery business segment compared to 1999. All remaining financing costs following the generation asset sale are borne by the electricity delivery business segment.

  Electricity Supply Business Segment. In 2000, the electricity supply business segment reported net income of $0.2 million compared to $11.6 million in 1999, a decrease of $11.4 million or 98.3 percent. Included in 2000 is $8.2 million related to the cumulative effect of a change in accounting principle for unbilled revenues.

  Operating revenues decreased by $103.1 million or 19.5 percent compared to 1999. The decrease in revenues can be attributed primarily to a 71.2 percent decrease in sales to other utilities in 2000 compared to 1999. Subsequent to our generation asset sale, energy sales to other utilities are not significant. The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier.

---------------------------------------------------------------------------
                                                   KWH Supplied
                                        -----------------------------------
                                                   (In Millions)
                                        -----------------------------------
                                            2000       1999        Change
---------------------------------------------------------------------------
Residential                                 2,422      2,533        (4.4)%
Commercial                                  4,436      3,811        16.4 %
Industrial                                  3,332      2,581        29.1 %
--------------------------------------------------------------
  KWH Sales                                10,190      8,925        14.2 %
Cumulative effect of a change
  in accounting principle                     341         --          -- %
Sales to Other Utilities                      963      3,347       (71.2)%
--------------------------------------------------------------
  Total Sales                              11,494     12,272        (6.3)%
===========================================================================

  Operating expenses decreased $37.5 million or 8.2 percent from 1999, as a result of reduced maintenance costs due to 1999 generation station outages and reduced nonfuel operating expenses associated with the December 1999 power station exchange. Partially offsetting these decreases was an increase in purchased power costs, related to our provider of last resort arrangement with Orion following the generation asset sale. The cost under the arrangement is an average of $0.04 per KWH across all rate classes. (See "Provider of Last Resort.") During 1999, the average production cost, including both fuel and non-fuel operating and maintenance costs, was approximately $0.025 per KWH.

  Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment through the date of the April 2000 generation asset sale, and accrued nuclear decommissioning costs during 1999. There was a decrease of $24.1 million or 91.6 percent compared to 1999, due to the sale of the power stations' plant and equipment and the absence of nuclear decommissioning costs in 2000.

  Other income decreased $8.1 million or 73.0 percent compared to 1999, primarily due to less income being allocated to this business segment in 2000 following the generation asset sale.

  Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. In 2000 there was a $22.7 million or 51.7 percent decrease in interest and other charges compared to 1999. The decrease reflects a lower level of interest expense at Duquesne Light from the retirement of debt with generation asset sale proceeds, and less interest expense allocated to this business segment in 2000 due to the generation asset sale.

  CTC Business Segment. In 2000, the CTC business segment reported net income of $45.6 million compared to $96.6 million in 1999, a decrease of $51.0 million or
52.8 percent.

  Operating revenues increased by $11.1 million or 3.4 percent compared to 1999. The increase in revenues can be attributed to a 1.7 percent increase in sales to electric utility customers from 1999.

  Depreciation and amortization expense increased by $154.0 million or 161.1 percent compared to 1999. By applying the $967 million of net proceeds from the generation asset sale to reduce transition costs, Duquesne Light earned a significantly lower return in 2000 compared to 1999. As a result, there was higher CTC amortization in 2000 as compared to 1999. In addition, we recorded $13.8 million of CTC amortization included in the cumulative effect of a change in accounting principle for unbilled revenues in 2000.

  Interest and other charges include interest on long-term debt, other interest, and preferred stock dividends of Duquesne Light. In 1999 there was $45.4 million of interest and other charges allocated to this business segment, while none was allocated in 2000.

  Water Distribution Business Segment. The water distribution business segment had a $7.9 million net loss in 2000, compared to $10.8 million of net income in 1999, a decrease of $18.7 million.

  Operating revenues increased by $10.5 million or 10.3 percent during 2000. The increase is the result of a full year of operations from 1999 acquisitions, increased third-party construction revenues, and the rate increase for water and sewer charges related to AquaSource's rate change applications in Texas. The rate increase became effective as of July 17, 2000. (See "AquaSource Rate Applications.")

  Operating expenses increased by $42.0 million or 52.9 percent compared to 1999. This increase is a result of a full year of operations from the 1999 acquisitions, higher contractor costs related to business integration initiatives, and higher repair and maintenance costs.

  Depreciation and amortization expense increased by $5.1 million or 42.1 percent compared to 1999. This increase was attributable to a higher depreciable asset base in 2000 and a full year of goodwill amortization on 1999 acquisitions.

  Other income increased $4.9 million or 111.4 percent compared to 1999, primarily due to a $4.9 million gain on the disposition of certain water system investments in 2000.

  Energy Services Business Segment. In 2000, the Energy Services business segment reported net income of $98.2 million, compared to a net loss of $6.3 million in 1999. Net income in 2000 was positively impacted by the gain on the sale of DQE Energy Services' alternative fuel facilities.

  Operating revenues increased $2.8 million or 16.5 percent compared to 1999. The increase in revenue is due to significantly increased alternative fuel facilities revenues prior to the sale of the facilities.

  Operating expenses decreased $7.1 million or 24.5 percent from 1999 due to the realization of operational efficiencies and the sale of the alternative fuel facilities in September 2000.

  Depreciation and amortization expense increased $1.7 million or 50.0 percent in 2000 due to capital improvements incurred during 1999 and 2000.

  Other income increased $159.9 million in 2000 due to the gain recognized on the sale of the alternative fuel facilities.

  Financial Business Segment. In 2000, the Financial business segment reported net income of $36.8 million, compared to $47.0 million in 1999, a decrease of $10.2 million or 21.7 percent. This decrease is due primarily to the shutdown of a coal-bed methane project in December 2000, as well as a reduction in the gains recognized from the sales of affordable housing investments in 2000.

  Operating revenues decreased $1.1 million or 5.0 percent compared to 1999, due to decreased landfill gas production and lower landfill gas sales prices, offset in part by revenues generated from new investments in landfill gas rights and reserves.

  Operating expenses increased $15.5 million or 63.5 percent from 1999 due to a $6.2 million reserve recorded against uncollectible landfill gas receivables, higher equipment maintenance costs, and operating costs associated with new investments in landfill gas rights and reserves.

  Depreciation and amortization expense increased $1.0 million or 43.5 percent compared to 1999 due to new investments in landfill gas rights and reserves.

  Other income decreased $4.4 million or 6.0 percent as compared to 1999, primarily due to a charge recorded in 2000 related to the shutdown of a coal-bed methane project.

  Interest and other charges decreased $4.2 million or 29.8 percent due to the retirement of debt in 2000.

  Enterprises Business Segment. The Enterprises business segment contributed $5.7 million to net income in 2000 compared to $11.1 million in 1999, a decrease of $5.4 million or 48.6 percent, primarily due to the recognition of gains in 1999 from the dispositions of property.

  Operating revenues decreased $0.6 million or 2.6 percent in 2000.

  In 2000, operating expenses decreased $1.3 million or 6.1 percent from 1999.

  Depreciation and amortization expense decreased $0.9 million or 20.9 percent in 2000 due to the property sales in 1999.

  Other income in 2000 was $13.3 million or 58.6 percent lower than in 1999, primarily due to the recognition of gains on dispositions of properties in 1999. Gains on warrant exchanges in 2000 partially offset this decrease.

  Interest and other charges decreased $1.6 million or 69.6 percent in 2000, due to the reduction of debt through the use of asset sale proceeds.

  All Other. The all other category had a $66.3 million net loss in 2000 compared to a net loss of $5.7 million in 1999, a decrease of $60.6 million.

  Operating revenues increased in 2000 by $57.9 million compared to 1999. This increase was primarily the result of increased revenues from our propane delivery business (the result of a full year of operations from 1999 acquisitions) and telecommunications leases.

  In 2000, operating expenses increased $79.2 million over 1999. This increase was primarily the result of increased expenses from our propane delivery business (the result of a full year of operations from 1999 acquisitions).

  In 2000, depreciation and amortization expense increased by $4.2 million primarily due to the acquisition of propane delivery companies during 1999.

  Other income primarily includes long-term investment income and interest and dividend income related to our other business lines. Other income in 2000 was $21.5 million lower than in 1999. This decrease was primarily due to a charge recorded in 2000 for the then-pending sale of our bottled water business and a gain recorded in 1999 related to the sale of an investment.

  Interest and other charges include interest on long-term debt, other interest, and preferred stock dividends of our other business lines. An increase of $33.9 million in 2000 was the result of increased borrowing activity by DQE Capital, the proceeds of which funded interim capital requirements prior to the generation asset sale.

LIQUIDITY AND CAPITAL RESOURCES

SEC Statement on Disclosure

  On January 22, 2002, the SEC issued a statement encouraging expanded disclosure of certain items: off-balance sheet arrangements, contract trading activities, and transactions with related parties.

  Except for the matters discussed in Note G and Note K to our consolidated financial statements, we have no other material off-balance sheet arrangements. We are not involved in any commodity contract trading activities. We have no material related party transactions.

Future Capital Availability

  We expect to meet our current obligations and debt maturities through 2005 with funds generated from operations, through new financings, and short-term borrowings.

  All of our electric utility customers are now buying their generation directly from alternative suppliers or indirectly from Orion through the Duquesne Light provider of last resort service arrangement. Although we bill provider of last resort customer revenues, we pass them on (net of gross receipts tax) to Orion. In addition, the bill for an average residential provider of last resort customer is expected to decrease, ultimately, by 16 percent with the final CTC collection. This decrease reflects the additional cost of electric capacity required by regional transmission organization (RTO) membership and the additional cost of RNR recovery (defined below). Duquesne Light also agreed to freeze its generation rates through 2004 and its transmission and distribution rates through 2003. However, Duquesne Light expects to realize a 0.5 cent per KWH margin through its extended provider of last resort arrangement. The margin ultimately realized will depend on, among other items, the number of customers who use the provider of last resort service from time to time, as well as the life of the extended arrangement with Orion. (See "Rate Matters.")

  We maintain two separate revolving credit agreements, one for $200 million and one for $150 million, both expiring in October 2002. We may convert the $150 million revolver into a term loan facility for a one-year period, for any amounts then outstanding upon expiration of the revolving credit period. Interest rates on both facilities can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime and Eurodollar rates. Commitment fees are based on the unborrowed amount of the commitment. We plan to extend both facilities prior to their expiration. At December 31, 2001 no borrowings were outstanding.

  Under our credit facilities, we are subject to financial covenants requiring each of DQE and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65 percent. In addition, DQE is required to maintain a minimum cash coverage ratio of 2-to-1. At December 31, 2001 we were in compliance with these covenants, having debt-to-capitalization ratios of approximately 64.3 percent at DQE and approximately 58.8 percent at Duquesne Light, and a cash coverage ratio of approximately 2.6 percent at DQE. We plan to reduce our debt-to-capitalization ratio in 2002 by reducing debt with asset sale proceeds and increasing equity through new securities issuances.

  On October 29, 2001, Duquesne Light filed a shelf registration statement for up to $400 million of first mortgage bonds with the SEC. Duquesne Light expects to refinance existing debt using this shelf registration. Duquesne Light's ability to issue such debt will depend on, among other things, market demand and interest rates.

  In the first quarter of 2002, Moody's Investor Service, Standard & Poor's and Fitch Ratings assessed our short and long-term credit profiles. The ratings reflect the agencies' opinion of our overall financial strength. Ratings impact our ability to access capital markets for investment and capital requirements, as well as the relative costs related to such liquidity capability. In general, the agencies reduced our long term credit ratings, although staying within the range considered to be investment grade. The agencies maintained the existing credit ratings for Duquesne Light's short term debt. However Moody's and Fitch reduced DQE Capital's short-term debt rating by one level, thereby restricting DQE Capital from accessing the short term commercial paper market. DQE Capital is exploring alternative ways to fund its short term liquidity needs. This ratings downgrade does not limit our ability to access our revolving credit facilities; it does, however, impact the cost of maintaining the credit facilities and the cost of any new debt. These ratings are not a recommendation to buy, sell or hold any securities of DQE or our subsidiaries, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.

Financing

  In January 2002, we refinanced $150 million of matured DQE Capital Corporation floating rate notes through the issuance of commercial paper, primarily at Duquesne Light. This commercial paper may, in turn, be refunded through other debt instruments available to us. In addition, $100 million of our first mortgage bonds mature in 2003, and will be funded with cash generated from operations, through new financings and short-term borrowings.

  In 2001, $85.0 million of term loan debt matured. In addition, we paid $3.9 million of current maturities. We also repurchased approximately 10,000 shares of DQE preferred stock for approximately $830,000.

  At December 31, 2001, we had $151.4 million of current debt maturities, and no commercial paper borrowings outstanding. During 2001, the maximum amount of bank loans and commercial paper borrowings outstanding was $55 million, the amount of average daily borrowings was $22.7 million, and the weighted average daily interest rate was 4.79 percent.

  During 2000 we repurchased approximately 16 million shares of our common stock on the open market for approximately $650 million, and approximately 248,000 shares of DQE preferred stock for approximately $20.8 million. These repurchases were part of a recapitalization program following the generation asset divestiture. We invested $150 million in capital expenditures, $84 million in long-term investments and $43 million in acquisitions. We also paid approximately $100 million in dividends on capital stock.

  At December 31, 2000, we had $92.0 million of current debt maturities and no commercial paper borrowings outstanding. During 2000, the maximum amount of bank loans and commercial paper borrowings outstanding was $373.3 million, the amount of average daily borrowings was $34.4 million, and the weighted average daily interest rate was 6.1 percent.

  During 1999, we invested $196 million in acquisitions, $147 million in capital expenditures, and $90 million in nuclear decommissioning and other long-term investments. In connection with the power station exchange, we paid approximately $234 million in termination costs and $43 million in related taxes to cancel the Beaver Valley Unit 2 lease.

  At December 31, 1999, we had $343 million of commercial paper borrowings outstanding, and $469 million of current debt maturities. During 1999, the maximum amount of bank loans and commercial paper borrowings outstanding was $368.9 million, the amount of average daily borrowings was $46.3 million, and the weighted average daily interest rate was 5.6 percent.

Capital Expenditures

  We spent approximately $162.2 million, $150.0 million and $147.2 million in 2001, 2000 and 1999 for capital expenditures. Approximately $59.1 million, $91.8 million and $100.3 million in 2001, 2000 and 1999 was spent for electric utility construction, and approximately $39.5 million, $44.8 million and $27.2 million in 2001, 2000 and 1999 was spent for water utility construction. The remaining capital expenditures were related to our other business lines and other investments. We estimate that we will spend, excluding allowance for funds used during construction (AFC), approximately $70.0 million for electric utility construction in each of the years 2002, 2003 and 2004; and $53.0 million, $25.0 million and $19.0 million for water utility construction in 2002, 2003 and 2004. Additionally, our other business lines will spend approximately $10.0 million, $8.0 million and $8.0 million for construction in 2002, 2003 and 2004.

Acquisitions and Dispositions

  In the first quarter of 2002, we sold a significant portion of our remaining affordable housing portfolio, receiving proceeds of approximately $17.0 million, which approximated book value.

  We sold our bottled water assets on May 15, 2001. The sale resulted in an after tax loss of $15.0 million, of which $10.0 million had been recorded in December 2000.

  On July 16, 2001, the Allegheny County Airport Authority purchased the Pittsburgh International Airport energy facility from a DQE Enterprises subsidiary, and entered into a 15-year operations and maintenance agreement regarding the facility with DQE Energy Services. The transaction resulted in an approximately $8.4 million after tax gain, or $0.15 per share.

  In total, we received approximately $39 million in proceeds for these two dispositions and other non-strategic investments in 2001.

  In the fourth quarter of 2001, we sold a portion of our affordable housing portfolio, receiving proceeds of approximately $34.0 million, which approximated book value. We sold an office building, receiving proceeds of $18.5 million, which approximated book value. We also sold 50,000 shares of AquaSource Class A Common Stock to an unrelated third party, in exchange for approximately $4.0 million of services.

  Also during 2001, AquaSource acquired four water companies for approximately $0.9 million.

  In 2000, Duquesne Light completed the sale of our generation assets to Orion for approximately $1.7 billion dollars ($1.55 billion net of Federal tax payments).

  We also received $287 million of proceeds from the sale of a water utility system and various other non-strategic investments, including affordable housing investments and DQE Energy Services' alternative fuel facilities. The alternative fuel transaction includes a seven-year contract to operate several of the facilities.

  During 2000, Duquesne Light purchased from Itron, Inc. the CARS system, the automated electronic meter reading system developed by Itron for use with our electricity utility customers. We had previously leased these assets. Additionally, AquaSource received final regulatory approval pending from 1999 to acquire 13 water and water-related companies for approximately $11 million.

  In 1999, we invested $196 million and issued $9 million of DQE preferred stock in the acquisition of water and propane companies. AquaSource acquired 46 water and water-related companies and DQE Systems acquired 18 propane delivery companies. Also during 1999, we completed the power station exchange with FirstEnergy, which included the assumption of $359.2 million of sale leaseback obligation bonds in conjunction with the termination of the Beaver Valley Unit 2 lease. We also disposed of several non-strategic real estate and lease investments, resulting in proceeds of $143 million.

Long-Term Investments

  We estimate that we will spend approximately $18 million, $20 million and $35 million for long-term investments in 2002, 2003 and 2004, mainly for energy services projects and landfill gas investments.

  We have historically made long-term investments in the following areas: leases, affordable housing, electronic commerce, energy services and technologies, communications, and landfill and coal-bed methane gas rights and reserves. In 1999, we also invested in deposits in nuclear decommissioning funds related to Duquesne Light's nuclear-powered plants. However, due in part to weak equity markets, we significantly reduced our level of long-term investing activities in 2001 compared to previous years. In 2001, we invested approximately $7 million in electronic commerce and energy services and technologies.

  Our long-term investing activities during 2000 totaled $84 million, and included investments in landfill and natural gas reserves; affordable housing investments; and electronic commerce, energy services and technologies, and communications investments.

  During 1999, Duquesne Light invested approximately $60 million in the nuclear decommissioning trust funds, in order to fully fund the decommissioning liability, prior to transferring both the trust funds and the liability to FirstEnergy in the power station exchange. Cash related to this funding was collected during the year through the CTC component of customer bills. Other long-term investing activities during 1999, primarily engaged in by our other business lines, totaled $30 million and included landfill gas rights and reserves; a joint venture that designs, engineers and constructs landfill gas collection systems; affordable housing partnerships; and various electronic commerce, energy services and technologies, and communications investments.

Contractual Obligations and Commercial Commitments

  We have certain contractual obligations and commercial commitments that extend beyond 2002, as set forth in the following tables:

Payments Due By Period
--------------------------------------------------------------------------------------------------------------------------
                                                                                    (In Millions)
                                                     ---------------------------------------------------------------------
                                                            2002        2003       2004      2005      2006      After
                                                     ---------------------------------------------------------------------
Long-Term Debt, Including Current Maturities              $ 151.4    $  100.9    $ 101.4   $   1.5   $    1.6  $   999.2
Capital Lease Obligations                                     0.7         0.7        0.7       0.7        0.7        0.9
Operating Leases                                              5.7         5.7        5.5       3.8        3.8       20.3
--------------------------------------------------------------------------------------------------------------------------
  Total Contractual Cash Obligations                      $ 157.8    $  107.3    $ 107.6   $   6.0   $    6.1  $ 1,020.4
==========================================================================================================================

Other Commercial Commitments

-------------------------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
                                                      -------------------------------------------------------------------
                                                         Less than                                More than
                                                           1 year    1-3 years     4-5 years       5 years       Total
                                                      -------------------------------------------------------------------
Revolving Credit Agreements (a)                           $ 200.0    $  150.0        $   --       $      --     $ 350.0
Standby Letters of Credit (a)                                74.6          --            --              --        74.6
Surety Bonds (b)
  Commercial                                                 85.7          --            --              --        85.7
  Contract                                                   26.7          --            --              --        26.7
Guarantees (See Note K)                                        --          --            --            83.3        83.3
-------------------------------------------------------------------------------------------------------------------------
  Total Commercial Commitments                            $ 387.0    $  150.0        $   --       $    83.3     $ 620.3
=========================================================================================================================

(a) Revolving Credit Agreements and Letters of Credit are typically for a 364-day period and are renewed annually. See "Short-Term Borrowing and Revolving Credit Arrangements," Note H.

(b) Surety bonds are renewed annually. Some of the commercial bonds cover regulatory and contractual obligations which exceed a one-year period.

RATE MATTERS

Competition and the Customer Choice Act

  The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of December 31, 2001 and February 28, 2002, approximately 78.1 percent and 78.4 percent measured on a KWH basis, respectively, and approximately 76.8 percent and 75.5 percent on a non-coincident peak load basis, respectively, of Duquesne Light's customers received electricity through our provider of last resort service arrangement with Orion. The remaining customers are provided with electricity through alternative generation suppliers. As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

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

  Customer choice and electricity generation deregulation impact traditional Pennsylvania tax revenues. In order for the state's total revenues to remain unchanged, a revenue neutral reconciliation tax (RNR) is applied to recover a shortfall or refund any excess revenues on an annual basis. On November 30, 2001, the Pennsylvania Department of Revenue published an increased RNR rate of 15 mills, effective January 1, 2002, in order to recover a current shortfall. Pennsylvania electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. On December 21, 2001, the PUC approved Duquesne Light's request for the recovery of approximately $13 million of costs it will incur in 2002 due to the RNR. Since January 2002, Duquesne Light's customer bills have reflected an approximate two percent increase.

Regional Transmission Organization

  FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining the PJM West RTO, which is currently in the final stages of approval before the FERC. In late 2001 and early 2002, Duquesne Light entered into agreements under which FirstEnergy Solutions and Orion will supply the electric capacity required to meet Duquesne Light's anticipated capacity credit obligations in PJM West through 2004. These agreements are subject to, among other conditions, regulatory approval which we will be seeking. We will also be seeking to recover the cost of capacity under these agreements from customers, as contemplated by the PUC's order approving the extension of our provider of last resort arrangement.

  Duquesne Light's participation in the PJM West RTO is conditioned upon regulatory approval of the agreements, as well as satisfactory recovery of associated costs. Notwithstanding any such additional costs, customer bills are expected to decrease as the CTC is collected for each customer class. (See "Competitive Transition Charge" and "Provider of Last Resort" discussions below.) Duquesne's inclusion in this RTO will put the region's transmission facilities under common control to enhance reliability to customers.

Competitive Transition Charge

  In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC approved our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period by mid-year 2002 for most major rate classes. Ultimately, the bill is expected to decrease approximately 16 percent for an average residential customer who takes provider of last resort service from Duquesne Light pursuant to the second agreement with Orion discussed below. This decrease reflects the additional cost of electric capacity required by RTO membership and the additional cost of RNR recovery. (See "Regional Transmission Organization" and "Competition and Customer Choice Act" discussions above.) The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.

  For regulatory purposes, the unrecovered balance of transition costs that remained following the generation asset sale was approximately $141.9 million ($86.6 million net of tax) at December 31, 2001, on which Duquesne Light is allowed to earn an 11 percent pre-tax return. This amount includes recovery of an additional $10 million approved by the PUC in early 2002 relating to the December 1999 power station exchange. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

Provider of Last Resort

  Although no longer a generation supplier, as the provider of last resort for all customers in its service territory, Duquesne Light must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply Duquesne Light with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. In December 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004 (POLR II). The agreement also permits Duquesne Light, following CTC collection, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

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

  The settlement agreement provides for, among other things, the following: the establishment of AquaSource's rate base; the establishment of four regional rates for service areas within the TNRCC's original jurisdiction, and three separate rates for the four municipalities who appealed; and the phase-in of the rates beginning January 1 of 2002, 2003 and 2004 (with the first phase being retroactive to the initial application filing date of July 17, 2000). AquaSource has also agreed not to file another rate case application for a rate increase that would be effective prior to July 1, 2004, unless the utility encounters financial hardship. In addition, the decision on whether AquaSource may recover costs related to acquiring its companies through its rates has been deferred until the next rate case. The settlement agreement is expected to be approved by the TNRCC by mid-year 2002. AquaSource expects the revised rate increase will result in additional annual water and sewer revenues of approximately $5 million.

  In March 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) regarding water and sewer rates for its Utility Center, Inc. subsidiary (AquaSource's largest regulated subsidiary). Hearings were held in January 2002. We currently anticipate a final order from the IURC in the third quarter of 2002. If the petition is approved, annual water and sewer revenues for Utility Center will increase by approximately $2.7 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The information regarding market risk required by this item is set forth in
Item 1 under the heading "Market Risk."

ITEM 8. CONSOLIDATED FINANCIAL
        STATEMENTS AND
        SUPPLEMENTARY DATA.


INDEPENDENT AUDITORS' REPORT


To the Directors and Shareholders of DQE, Inc.:
   We have audited the accompanying consolidated balance sheets of DQE, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of DQE, Inc.'s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DQE, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note A to the consolidated financial statements, DQE, Inc. changed its method of accounting for unbilled revenues as of January 1, 2000.



/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
January 29, 2002

Consolidated Statements of Income

--------------------------------------------------------------------------------------------------------------------------
                                                                         (Thousands of Dollars, Except Per Share Amounts)
                                                                        --------------------------------------------------
                                                                                      Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                               2001              2000             1999
--------------------------------------------------------------------------------------------------------------------------
Operating Revenues:
Electricity sales                                                          $ 1,024,732       $ 1,029,247      $  1,093,537
Water sales                                                                    109,045           112,151           101,613
Propane sales                                                                   51,751            53,721             9,495
Other                                                                          110,554           132,485           136,556
--------------------------------------------------------------------------------------------------------------------------
        Total Operating Revenues                                             1,296,082         1,327,604         1,341,201
--------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel and purchased power                                                       414,309           347,859           225,182
Other operating                                                                336,280           413,531           437,679
Maintenance                                                                     23,704            50,623            75,400
Impairment of long-lived assets                                                176,478                --                --
Restructuring charge                                                            31,085                --                --
Depreciation and amortization                                                  370,931           343,232           196,319
Taxes other than income taxes                                                   60,056            68,070            87,779
--------------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                             1,412,843         1,223,315         1,022,359
--------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                       (116,761)          104,289           318,842
--------------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
Investment income                                                               82,980           227,727           152,003
Investment impairment                                                          (71,239)               --                --
--------------------------------------------------------------------------------------------------------------------------
   Other Income                                                                 11,741           227,727           152,003
--------------------------------------------------------------------------------------------------------------------------
Interest and Other Charges                                                     104,442           123,610           158,707
--------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes and
   Cumulative Effect of Accounting Change                                     (209,462)          208,406           312,138
--------------------------------------------------------------------------------------------------------------------------
Income Tax Expense (Benefit)                                                   (56,081)           70,350           110,722
--------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Cumulative
   Effect of Accounting Change                                                (153,381)          138,056           201,416
--------------------------------------------------------------------------------------------------------------------------
Cumulative Effect of Change in
   Accounting Principle-- Net                                                       --            15,495                --
--------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                             (153,381)          153,551           201,416
==========================================================================================================================
Dividends on Preferred Stock                                                       516              (806)            1,569
--------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Available for Common Stock                                 $  (153,897)        $ 154,357      $    199,847
==========================================================================================================================
Average Number of Common Shares Outstanding
   (Thousands of Shares)                                                        55,888            63,348            75,463
==========================================================================================================================
Basic Earnings (Loss) Per Share                                            $     (2.75)        $    2.44      $       2.65
==========================================================================================================================
Diluted Earnings (Loss) Per Share                                          $     (2.75)        $    2.39      $       2.62
==========================================================================================================================
Dividends Declared Per Share of Common Stock                               $      1.68         $    1.62      $       1.54
==========================================================================================================================

See notes to consolidated financial statements.

Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                         (Thousands of Dollars)
                                                    ----------------------------
                                                           As of December 31,
                                                    ----------------------------
ASSETS                                                   2001            2000
--------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                 $      7,268    $    15,807
--------------------------------------------------------------------------------
Receivables:
   Electric customer accounts receivable                 133,702        134,187
   Other electric utility receivables                      3,186         16,578
   Water customer accounts receivable                     23,086         29,898
   Other receivables                                      42,996         67,593
   Less: Allowance for uncollectible accounts             (9,938)       (11,861)
--------------------------------------------------------------------------------
     Total Receivables - Net                             193,032        236,395
--------------------------------------------------------------------------------
Materials and supplies (at average cost)                  22,166         24,077
Income tax asset                                          66,798         91,438
Other current assets                                      34,585         21,109
--------------------------------------------------------------------------------
     Total Current Assets                                323,849        388,826
--------------------------------------------------------------------------------

Long-Term Investments:
   Leveraged leases                                      470,925        442,608
   Gas rights and reserves                                55,810        104,664
   Affordable housing                                     21,949         65,885
   Available-for-sale securities                          13,137         55,979
   Other                                                  66,375        107,509
--------------------------------------------------------------------------------
     Total Long-Term Investments                         628,196        776,645
--------------------------------------------------------------------------------

Property, Plant and Equipment:
   Electric plant in service                           1,877,887      1,854,013
   Water plant in service                                312,607        239,758
   Propane distribution plant                             44,242         41,889
   Construction work in progress                          49,029         59,100
   Other                                                 164,286        201,557
--------------------------------------------------------------------------------
   Gross property, plant and equipment                 2,448,051      2,396,317
   Less: Accumulated depreciation and amortization      (759,726)      (702,446)
--------------------------------------------------------------------------------
     Total Property, Plant and Equipment - Net         1,688,325      1,693,871
--------------------------------------------------------------------------------

Other Non-Current Assets:
   Transition costs                                      134,340        396,379
   Regulatory assets                                     267,167        277,333
   Other                                                 184,032        311,191
--------------------------------------------------------------------------------
     Total Other Non-Current Assets                      585,539        984,903
--------------------------------------------------------------------------------
     Total Assets                                   $  3,225,909    $ 3,844,245
================================================================================

See notes to consolidated financial statements.

Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------------------------
                                                                                          (Thousands of Dollars)
                                                                                  ---------------------------------
                                                                                             As of December 31,
                                                                                  ---------------------------------
LIABILITIES AND CAPITALIZATION                                                            2001              2000
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Current debt maturities                                                      $     151,354        $     92,023
     Accounts payable                                                                   126,745             144,306
     Accrued liabilities                                                                 60,273              61,015
     Dividends declared                                                                  26,186              26,037
     Other                                                                               22,261              27,193
-------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                       386,819             350,574
-------------------------------------------------------------------------------------------------------------------

Non-Current Liabilities:
     Deferred income taxes - net                                                        611,429             803,447
     Deferred income                                                                    103,504             116,803
     Pension trust liability                                                             48,442              69,787
     Warwick Mine liability                                                              35,033              40,110
     Other                                                                               90,626              89,067
-------------------------------------------------------------------------------------------------------------------
        Total Non-Current Liabilities                                                   889,034           1,119,214
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes B through Q)
-------------------------------------------------------------------------------------------------------------------

Capitalization:
Long-Term Debt                                                                        1,198,759           1,349,298
-------------------------------------------------------------------------------------------------------------------

DLC Obligated Mandatorily Redeemable
   Preferred Trust Securities                                                           150,000             150,000
-------------------------------------------------------------------------------------------------------------------

Preferred and Preference Stock
(aggregate involuntary liquidation value of $98,656 and $100,396):
     DQE preferred stock                                                                 16,352              17,361
     Preferred stock of subsidiaries                                                     62,608              62,608
     Preference stock of subsidiaries                                                    17,239              18,028
-------------------------------------------------------------------------------------------------------------------
     Total preferred and preference stock before deferred employee
        stock ownership plan (ESOP) benefit                                              96,199              97,997
-------------------------------------------------------------------------------------------------------------------
     Deferred ESOP benefit                                                               (3,363)             (6,583)
-------------------------------------------------------------------------------------------------------------------
        Total Preferred and Preference Stock                                             92,836              91,414
-------------------------------------------------------------------------------------------------------------------

Common Shareholders' Equity:
     Common stock - no par value (authorized - 187,500,000
        shares; issued - 109,679,154 shares)                                            994,760             994,834
     Retained earnings                                                                  759,750           1,007,739
     Treasury stock (at cost) (53,770,877 and 53,793,330 shares)                     (1,246,738)         (1,247,287)
     Accumulated other comprehensive income                                                 689              28,459
-------------------------------------------------------------------------------------------------------------------
        Total Common Shareholders' Equity                                               508,461             783,745
-------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                          1,950,056           2,374,457
-------------------------------------------------------------------------------------------------------------------
          Total Liabilities and Capitalization                                    $   3,225,909        $  3,844,245
===================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                     (Thousands of Dollars)
                                                                          -----------------------------------------
                                                                                    Year Ended December 31,
                                                                          -----------------------------------------
                                                                             2001             2000          1999
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                         $ (153,381)     $   153,551     $ 201,416
Principal non-cash charges (credits) to net income:
   Depreciation and amortization                                             370,931          343,232       196,319
   Impairment charges                                                        247,717               --            --
   Capital lease, nuclear fuel and investment amortization                    45,869           35,904        60,470
   Restructuring charges                                                      31,085               --            --
   Cumulative effect of a change in accounting principle, net                     --          (15,495)           --
   Gain on disposition of investments                                        (16,571)         (69,533)      (44,027)
   Investment income                                                         (28,312)         (33,000)      (79,747)
   Deferred taxes                                                            (96,441)        (109,006)       73,461
Changes in working capital other than cash (Note Q)                          (93,878)         107,407       (58,057)
Other                                                                        (39,827)         (81,903)        5,644
-------------------------------------------------------------------------------------------------------------------
     Net Cash Provided From Operating Activities                             267,192          331,157       355,479
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of investments, net of federal
     income tax payment of $6,628, $52,784 and $17,611                        93,113          233,909       125,483
Proceeds from sale of generation assets, net of
     federal income tax payment of $157,424                                       --        1,547,607            --
Acquisition of water companies                                                  (903)         (11,059)     (133,023)
Acquisition of propane companies                                                  --               --       (63,364)
Other acquisitions                                                                --          (32,000)           --
Funding of nuclear decommissioning trust                                          --               --       (59,861)
Divestiture costs                                                                 --          (78,752)      (47,449)
Long-term investments                                                         (6,848)         (84,246)      (29,671)
Capital expenditures                                                        (162,221)        (150,046)     (147,236)
Other                                                                        (15,465)         (19,080)      (11,506)
-------------------------------------------------------------------------------------------------------------------
     Net Cash Provided From (Used in) Investing Activities                   (92,324)       1,406,333      (366,627)
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Issuance of debt                                                                  --          149,746       386,624
Increase in notes payable                                                         --               --       342,804
Beaver Valley lease termination                                                   --               --      (277,226)
Reduction of commercial paper                                                     --         (342,804)           --
Dividends on common and preferred stock                                      (94,608)         (99,597)     (117,302)
Repurchase of common and preferred stock                                        (281)        (665,372)     (216,713)
Reductions of long-term obligations:
   Capital leases                                                             (2,380)            (110)      (42,423)
   Long-term debt                                                            (88,902)        (814,236)      (90,667)
Other                                                                          2,764           (3,539)      (27,896)
-------------------------------------------------------------------------------------------------------------------
     Net Cash Used in Financing Activities                                  (183,407)      (1,775,912)      (42,799)
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                          (8,539)         (38,422)      (53,947)
Cash, beginning of period                                                     15,807           54,229       108,176
-------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of year                        $    7,268      $    15,807     $  54,229
===================================================================================================================

Supplemental Cash Flow Information
-------------------------------------------------------------------------------------------------------------------
Cash Paid During The Year:
-------------------------------------------------------------------------------------------------------------------
Interest (net of amount capitalized)                                      $  109,759      $   109,918     $ 100,083
-------------------------------------------------------------------------------------------------------------------
Income taxes                                                              $   27,550      $   162,748     $  35,108
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
----------------------------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)
                                                               -------------------------------------
                                                                      Year Ended December 31,
                                                               -------------------------------------
                                                                   2001        2000         1999
----------------------------------------------------------------------------------------------------
Net Income (loss)                                              $ (153,381)  $ 153,551    $ 201,416
Other comprehensive income (loss):
  Unrealized holding gains (losses) arising during the year,
     net of tax of $(14,953), $14,337 and $1,081                  (27,770)     26,625        1,540
Comprehensive Income (Loss)                                    $ (181,151)  $ 180,176    $ 202,956
====================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Retained Earnings
----------------------------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)
                                                              --------------------------------------
                                                                         As of December 31,
                                                              --------------------------------------
                                                                   2001        2000          1999
----------------------------------------------------------------------------------------------------
Balance at beginning of year                                  $ 1,007,739   $   953,785   $  869,671
  Net income (loss)                                              (153,381)      153,551      201,416
  Dividends declared                                              (94,608)      (99,597)    (117,302)
----------------------------------------------------------------------------------------------------
Balance at End of Year                                        $   759,750   $ 1,007,739   $  953,785
====================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

A .  A C C O U N T I N G  P O L I C I E S

Consolidation

     DQE, Inc. delivers essential products and related services, including electricity, water and communications, to more than one million customers throughout the United States. Our subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, LLC; DQE Financial Corp.; DQE Enterprises, Inc.; DQE Communications, Inc.; ProAm, Inc.; Cherrington Insurance, Ltd.; and DQE Capital Corporation.

     Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy.

     AquaSource is a water resource management company that acquires, develops and manages water and wastewater systems.

     DQE Energy Services is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and alternative fuel facilities.

     DQE Financial owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

     DQE Enterprises manages electronic commerce, energy services and technologies, and communications investment portfolios.

     Our other business lines include the following: propane distribution, communications systems, and financing and insurance services for DQE and various affiliates.

     The consolidated financial statements include the accounts of DQE and our wholly and majority owned subsidiaries. The equity method of accounting is used when we have 20 to 50 percent interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany balances and transactions have been eliminated in the consolidation.

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

     As a result of our PUC-approved restructuring plan, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Pursuant to the PUC's final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs was adjusted by receipt of the generation asset sale proceeds during the second quarter of 2000. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note B.) These regulatory assets as of December 31, 2001 and 2000 consist of regulatory tax receivables of approximately $225.6 million and $236.7 million, unamortized debt costs of approximately $28.9 million and $30.4 million, and deferred employee costs of approximately $12.7 million and $10.2 million, respectively.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions with respect to values and conditions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions we are required to make. We evaluate these estimates on an ongoing basis, using historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

Revenues from Utility Sales

     Duquesne Light's electric utility operations provide service to approximately 586,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Duquesne Light's meters are read monthly, and electric utility customers are billed on the same basis. On January 1, 2000, Duquesne Light adopted the policy of recording unbilled customer revenues to better reflect the revenues generated from the amount of energy supplied and delivered to electric utility customers in a given accounting period. Previously, revenues from electric utility customers were recorded in the accounting period for which they were billed. Revenues recorded now reflect actual customer usage in an accounting period, regardless of when billed. The effect of this new policy is reflected on the income statement, net of tax and associated expenses, as a cumulative effect of a change in accounting principle in 2000. Basic earnings per share included $0.25 related to the cumulative effect.

     AquaSource's water utility operations currently provide service to more than 520,000 water and wastewater customer connections in 18 states. AquaSource records revenues for water customers in the period they are billed, and also accrues unbilled revenues.

Depreciation and Amortization

     Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated remaining useful lives of properties. Depreciation expense of $93.0 million, $93.0 million and $102.0 million was recorded in 2001, 2000 and 1999. Goodwill, representing the excess of the cost over the net tangible and identifiable assets of acquired businesses, is stated at cost and is amortized on a straight-line basis over the estimated future periods to be benefited (25 to 40 years). Goodwill is included in other non-current assets on the consolidated balance sheet. Amortization of gas rights and reserve investments and depreciation of related property are on a units of production method over the total estimated gas reserves. Amortization of interests in affordable housing partnerships is based upon a method that approximates the equity method; amortization of certain other leases is on the basis of benefits recorded over the lives of the investments. Depreciation and amortization of other properties are calculated on various bases. Amortization of transition costs represents the difference between CTC revenues billed to customers (net of gross receipts tax) and the allowed return on our unrecovered net of tax transition cost balance (11 percent pre-tax).

Income Taxes

     We use the liability method in computing deferred taxes on all differences between book and tax bases of assets and liabilities. These book/tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. The deferred tax liability or asset is also adjusted in the period of enactment for the effect of changes in tax laws or rates.

     For the electricity delivery business segment, we recognize a regulatory asset for deferred tax liabilities that are expected to be recovered from customers through rates. (See "Rate Matters," Note B, and "Income Taxes," Note I.) Reversals of accumulated deferred income taxes are included in income tax expense.

Other Operating Revenues and Other Income

     Other operating revenues include non-kilowatt-hour (KWH) electric utility revenues, and revenues from our other business lines' operating activities.

     ProAm, our propane delivery subsidiary, has more than 70,000 customers in seven states. ProAm records revenues at the point of sale.

     SFAS No. 13, "Accounting for Leases," allows for the recognition of lease transactions as sales-type leases if certain criteria are met. DQE Communications, a telecommunications subsidiary, recorded three such transactions that met the criteria of SFAS No. 13 in 2001. These transactions resulted in the recognition of approximately $11.0 million of revenues and $5.1 million of net income. In 2000, two transactions resulted in the recognition of approximately $8.5 million of revenues and $4.9 million of net income.

     Investment income primarily is made up of income from long-term investments, and gains or losses from the disposition of certain assets. The income is separated from other revenues, as the investment income does not result from operating activities.

Receivables

     Receivables on the balance sheet are comprised of outstanding billings for electric and water customers and other utilities, and the outstanding billings of our other business lines. In addition, at December 31, 2001 and 2000, electric and water customer receivables reflect amounts related to unbilled revenues of $44.9 million and $54.1 million, respectively.

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

     We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Temporary Cash Investments

     Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at market, which approximates cost. We consider temporary cash investments to be cash equivalents.

Earnings Per Share

     Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, DQE preferred stock and stock options, unless a net loss occurs as the inclusion of these shares would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted basic earnings per share for 2001, 2000 and 1999.

Diluted Earnings Per Share for the Year Ended December 31,
--------------------------------------------------------------------------------
                                              2001         2000       1999
--------------------------------------------------------------------------------
(Thousands of Dollars)
Income (loss) before
     accounting change                  $  (153,897)   $  138,862     $  199,847
Cumulative effect of
     accounting change -- net                    --        15,495             --
--------------------------------------------------------------------------------
Earnings (loss) for common                 (153,897)      154,357        199,847
Dilutive effect of:
     ESOP dividends                              --         1,568          2,121
     Preferred stock dividends                   --          (806)         1,569
--------------------------------------------------------------------------------
   Diluted Earnings (Loss)
        for Common                      $  (153,897)   $  155,119     $  203,537
================================================================================

---------------------------------------------------------------------------
                                            2001         2000       1999
---------------------------------------------------------------------------
(Thousands of Shares)
Basic average shares                       55,888       63,348     75,463
Dilutive effect of:
     ESOP shares                               --          872      1,128
     DQE preferred stock                       --          781      1,066
     Stock options                             --            1         19
---------------------------------------------------------------------------
Diluted average shares                     55,888       65,002     77,676
---------------------------------------------------------------------------
Diluted earnings (loss) per share:
     Before accounting change            $  (2.75)   $    2.15  $    2.62
     Accounting change                   $     --    $    0.24  $      --
---------------------------------------------------------------------------
   Diluted Earnings (Loss)
        Per Share                        $  (2.75)   $    2.39  $    2.62
===========================================================================

Note: In 2001, the incremental shares from assumed conversions are not included in computing diluted per-share amounts for the loss for common, because the control number (loss before accounting change) was a loss, not income.

   We no longer report comprehensive earnings per share, due to our decision to monetize DQE Enterprises investments.

Contingent Liabilities

   We establish reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known, or circumstances change, that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel, or other third parties regarding probable outcomes of the matter. Should the ultimate outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be recognized. Such contingent liabilities for DQE include, but are not limited to, restructuring liabilities (see Note D), income tax matters (see Note I), and other commitments and contingencies (see Note K).

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

Derivatives

   On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the impact of which was not significant to our financial statements.

Reclassification

   The 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

Recent Accounting Pronouncements

   In June 2001 the Financial Accounting Standards Board (FASB) issued three new accounting standards, SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangibles," and SFAS No. 143, "Accounting for Asset Retirement Obligations."

   SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, with limited exceptions for combinations initiated prior to July 1, 2001. We do not believe that the adoption of SFAS No. 141 will have a significant impact on our financial statements.

   SFAS No. 142, which became effective January 1, 2002, discontinues the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review for the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. Amortization expense relating to goodwill for 2001 was $6.6 million. As of December 31, 2001, goodwill and other intangible assets, net of accumulated amortization, of approximately $136.6 million and $0.7 million, respectively, exist and will be subject to the transitional assessment provisions of SFAS No. 142.

   SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 143 will have on our financial statements.

   In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement requires that all long-lived assets to be held and used continue to be evaluated for impairment similar to SFAS No. 121. The statement also requires that all long-lived assets to be sold be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 144 will have on our financial statements.

B. RATE MATTERS

Competition and the Customer Choice Act

  The Customer Choice Act enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of December 31, 2001, approximately 78.1 percent of Duquesne Light's customers measured on a KWH basis and approximately 76.8 percent on a non-coincident peak load basis received electricity through our provider of last resort service arrangement with Orion (discussed below). The remaining customers are provided with electricity through alternative generation suppliers. As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

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

  Customer choice and electricity generation deregulation impact traditional Pennsylvania tax revenues. In order for the state's total revenues to remain unchanged, a revenue neutral reconciliation tax (RNR) is applied to recover a shortfall or refund any excess revenues on an annual basis. On November 30, 2001, the Pennsylvania Department of Revenue published an increased RNR rate of 15 mills, effective January 1, 2002, in order to recover a current shortfall. Pennsylvania electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. On December 21, 2001, the PUC approved Duquesne Light's request for the recovery of approximately $13 million of costs it will incur in 2002 due to the RNR. Since January 2002, Duquesne Light's customer bills have reflected an approximate two percent increase.

Regional Transmission Organization

  FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining the PJM West RTO, which is currently in the final stages of approval before the FERC.

In late 2001 and early 2002, Duquesne Light entered into agreements under which FirstEnergy Solutions and Orion will supply the electric capacity required to meet Duquesne Light's anticipated capacity credit obligations in PJM West through 2004. These agreements are subject to, among other conditions, regulatory approval which we will be seeking. We will also be seeking to recover the cost of capacity under these agreements from customers, as contemplated by the PUC's order approving the extension of our provider of last resort arrangement.

  Duquesne Light's participation in the PJM West RTO is conditioned upon regulatory approval of the agreements, as well as satisfactory recovery of associated costs. Notwithstanding any such additional costs, customer bills are expected to decrease as the CTC is collected for each customer class. (See "Competitive Transition Charge" and "Provider of Last Resort" discussions below.) Duquesne's inclusion in this RTO will put the region's transmission facilities under common control to enhance reliability to customers.

Competitive Transition Charge

  On December 3, 1999, Duquesne Light completed the exchange of its partial interests in five power plants for three wholly owned power plants from FirstEnergy Corp. In connection with this exchange, we terminated the Beaver Valley Unit 2 lease in the fourth quarter of 1999.

  On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion. Orion purchased all of Duquesne Light's power stations, including those received from FirstEnergy, for approximately $1.7 billion.

  In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC approved our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period by mid-year 2002 for most major rate classes. Ultimately, the bill is expected to decrease approximately 16 percent for an average residential customer who takes provider of last resort service from Duquesne Light pursuant to the second agreement with Orion discussed below. This decrease reflects the additional cost of electric capacity required by RTO membership and the additional cost of RNR recovery. (See "Regional Transmission Organization" and "Competition and Customer Choice Act" discussions above.) The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.

  For regulatory purposes, the unrecovered balance of transition costs that remained following the generation asset sale was approximately $141.9 million ($86.6 million net of tax) at December 31, 2001, on which Duquesne Light is allowed to earn an 11 percent pre-tax return. This amount includes recovery of an additional $10 million approved by the PUC for recovery in early 2002 relating to the December 1999 power station exchange. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

Provider of Last Resort

  Although no longer a generation supplier, as the provider of last resort for all customers in its service territory, Duquesne Light must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply Duquesne Light with all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. In December 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004 (POLR II). The agreement also permits Duquesne Light, following CTC collection, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

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

  The settlement agreement provides for, among other things, the following: the establishment of AquaSource's rate base; the establishment of four regional rates for service areas within the TNRCC's original jurisdiction, and three separate rates for the four municipalities who appealed; and the phase-in of the rates beginning January 1 of 2002, 2003 and 2004 (with the first phase being retroactive to the initial application filing date of July 17, 2000). AquaSource has also agreed not to file another rate case application for a rate increase that would be effective prior to July 1, 2004, unless the utility encounters financial hardship. In addition, the decision on whether AquaSource may recover costs related to acquiring its companies through its rates has been deferred until the next rate case. The settlement agreement is expected to be approved by the TNRCC by mid-year 2002. AquaSource expects the revised rate increase will result in additional annual water and sewer revenues of approximately $5 million.

  In March 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) regarding water and sewer rates for its Utility Center, Inc. subsidiary (AquaSource's largest regulated subsidiary). Hearings were held in January 2002. We currently anticipate a final order from the IURC in the third quarter of 2002. If the petition is approved, annual water and sewer revenues for Utility Center will increase by approximately $2.7 million.

C. IMPAIRMENT CHARGES

  Our new management team has evaluated AquaSource's future direction and the capabilities of its operating platforms. This evaluation determined that the company's potential future performance would result in lower returns than originally anticipated. AquaSource therefore recorded a second quarter 2001 pre-tax impairment charge of $109.2 million, or $99.7 million after tax, to write down various aspects of its business, primarily related to contract operations and construction. The assets determined to be impaired consisted of $79.4 million of goodwill, $26.4 million of property, plant and equipment, and $3.4 million of other assets. Our remaining investment in AquaSource, excluding working capital after the impairment charge, is approximately $303.8 million as of December 31, 2001.

  DQE Financial has a twenty-year lease for the gas rights to New York City's Fresh Kills landfill, where debris from the World Trade Center is being transported. The excess weight resting on top of the landfill has caused damage to the gas collection system as well as reduced available gas flows. Additional security has caused construction delays. Management has determined that the Fresh Kills investment has been impaired. DQE Financial also recognized a charge due to asset abandonments or impairment at three other landfill gas sites. These asset impairments resulted in a non-cash, pre-tax charge of $67.3 million, or $43.7 million after tax in 2001.

  We determined the value of the AquaSource and DQE Financial impairments by projecting the undiscounted future cash flows generated by the specific assets over the assets' expected lives. To the extent that the undiscounted future cash flows did not exceed the book carrying value of the assets, the future cash flows were discounted back at our cost of borrowing to determine the carrying value of the assets. The impairment charge recorded is the difference between the previous book carrying value and the carrying value determined by this process.

  During 2001, we formalized plans to monetize our DQE Enterprises business as opportunities present themselves. This business is not consistent with our focus on our core regulated utility businesses, and opportunities related to these investments have not developed as expected due to market conditions. During 2001, Enterprises sold two investments and recognized an impairment charge to write off all or parts of eleven other investments, resulting in a non-cash, pre-tax charge of $61.7 million, or $36.1 million after tax.

  We determined the value of the impairment of each of these investments by analyzing their business prospects. This analysis included an evaluation of the business' cash on-hand, its fundraising abilities, its number of customers and contracts, and its overall ability to continue as a going concern. In addition, we obtained an independent external valuation for certain of the businesses.

D. RESTRUCTURING CHARGE

  During the fourth quarter of 2001, as part of our Back-to-Basics strategy, we initiated a restructuring plan to improve operational effectiveness and efficiency, and to reduce operational expenses on a company-wide basis. Through the restructuring plan, we have reorganized to focus on our core regulated utility businesses and opportunities related to these investments. In the fourth quarter of 2001, we recorded a pre-tax restructuring charge of $31.1 million. The restructuring charge included costs related to (1) the consolidation and reduction of certain administrative and back-office functions through an involuntary termination plan, (2) the abandonment of certain leased office facilities to relocate employees to one centralized location, and (3) other lease costs related to abandoned office facilities.

  The following is a summary of the restructuring charge that was reflected as a separately stated charge against operating income for the year ended December 31, 2001.

Restructuring Charge for the Year Ended December 31,
--------------------------------------------------------------------------
                                                  (Thousands of Dollars)
                                                --------------------------
                                                           2001
--------------------------------------------------------------------------
Employee termination benefits                          $  20,106
Facilities consolidation:
 Future minimum lease payments                             7,952
 Other lease costs                                         3,027
--------------------------------------------------------------------------
 Total Restructuring Charge                            $  31,085
==========================================================================

  The employee-related termination benefits of $20.1 million primarily include severance costs for approximately 200 management, professional and administrative personnel.

  The facilities consolidation involved relocation to our existing leased space in downtown Pittsburgh. In December 2001, we extended the lease at this facility to December 2011.

  We accrued liabilities related to these restructuring actions in the period in which we committed to execute the restructuring plan and communicated the plan to employees. The following table summarizes the components of the accrued restructuring liability for the period ended December 31, 2001.

Restructuring Liability at December 31,
------------------------------------------------------------------------------
                                                       (Thousands of Dollars)
                                                     -------------------------
                                                               2001
------------------------------------------------------------------------------
Beginning balance                                            $   28,774
Charges paid/incurred                                            (4,294)
------------------------------------------------------------------------------
 Ending Balance                                              $   24,480
==============================================================================

  We believe that the remaining provision is adequate to complete the restructuring plan. We also expect that the remaining restructuring liabilities will be paid and/or incurred on a monthly basis throughout 2006.

E. ACQUISITIONS AND DISPOSITIONS

  We sold our bottled water assets on May 15, 2001. The sale resulted in an after tax loss of $15.0 million, of which $10.0 million had been recorded in December 2000.

  On July 16, 2001, the Allegheny County Airport Authority purchased the Pittsburgh International Airport energy facility from a DQE Enterprises subsidiary, and entered into a 15-year operations and maintenance agreement regarding the facility with DQE Energy Services. The transaction resulted in an approximate $8.4 million after-tax gain, or $0.15 per share.

  In total, we received approximately $39 million in proceeds for these two dispositions and other non-strategic investments in 2001. Also during 2001, AquaSource acquired four water companies for approximately $0.9 million.

  In the fourth quarter of 2001, we sold a significant portion of our remaining affordable housing portfolio, receiving proceeds of approximately $34.0 million, which approximated book value. We sold an office building, receiving proceeds of $18.5 million, which approximated book value. We also sold 50,000 shares of AquaSource Class A Common Stock to an unrelated third party, in exchange for approximately $4.0 million of services.

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

  On April 28, 2000, Duquesne Light completed the sale of our generation assets to Orion for approximately $1.7 billion. (See Note B.)

  In 2000, we also received $287 million of proceeds from the sale of a water utility system and various other non-strategic investments, including affordable housing investments and DQE Energy Services' alternative fuel facilities. The alternative fuel transaction includes a seven-year contract to operate several of the facilities.

F. PROPERTY, PLANT AND EQUIPMENT

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

  AquaSource owns and operates over 450 investor-owned water and wastewater systems and performs contract services for over 550 additional systems. These systems are comprised of distribution and collection lines, pump stations, treatment plants, storage tanks, reservoirs and related facilities. Properties are adequately maintained, and units of property are replaced as and when necessary. AquaSource owns a substantial acreage of land, the greater part of which is located in watershed areas and used for the discharge of treated effluent, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes. These properties are used in our water distribution business segment.

G. LONG - TERM INVESTMENTS

  We have historically made equity investments in affordable housing, alternative fuel and gas reserve partnerships as a limited partner. At December 31, 2001, we had investments in 5 affordable housing funds, 1 alternative fuel partnership and 2 natural gas reserve sites. Additionally, we maintain investments in landfill gas rights at 26 landfills. We are the lessor in 7 leveraged lease arrangements involving mining equipment, a waste-to-energy facility, high-speed service ferries and natural gas processing equipment. These leases expire in various years beginning in 2011 through 2037. The recorded residual value of the equipment at the end of the lease terms is approximately one percent of the original cost. Our aggregate investment represents 20 percent of the aggregate original cost of the property, and is either leased to a creditworthy lessee or is secured by guarantees of the lessee's parent or affiliate. The remaining 80 percent was financed by non-recourse debt, provided by lenders who have been granted, as their sole remedy in the event of default by the lessees, an assignment of rentals due under the leases and a security interest in the leased property. This debt amounted to $866.2 million and $887.4 million at December 31, 2001 and 2000.

Net Leveraged Lease Investments At December 31,
---------------------------------------------------------------------------
                                                   (Thousands of Dollars)
                                                  -------------------------
                                                      2001          2000
---------------------------------------------------------------------------
Rentals receivable -- net                         $  612,121    $  612,872
Estimated residual value                              11,510        11,510
 Less: Unearned income                              (152,706)     (181,774)
---------------------------------------------------------------------------
Leveraged lease investments                          470,925       442,608
 Less: Deferred taxes                               (340,088)     (291,117)
---------------------------------------------------------------------------
 Net Leveraged
  Lease Investments                               $  130,837    $  151,491
===========================================================================

  Our other investments include a waste-to-energy facility and other equipment. Deferred income, as shown on the consolidated balance sheet, primarily relates to certain gas reserve investments. Deferred amounts will be recognized as income over the lives of the underlying investments for periods not exceeding 15 years from the time of investment.

  We have sales-type leases relating to the leasing of our fiber optic network, which are included in other long-term investments on the consolidated balance sheet. Total minimum lease payments receivable totaled $23.0 million and $16.9 million at December 31, 2001 and 2000, respectively. In each year, no amounts existed for: executory costs such as taxes, maintenance or insurance; allowance for uncollectibles; or unguaranteed residual values of leased property. Unearned income of $10.1 million and $6.6 million offset the minimum lease payments receivable, for a net investment in sales-type leases of $12.9 million and $10.3 million, at December 31, 2001 and 2000, respectively.

  At December 31, 2001, minimum lease payments to be received for the next five succeeding years were $2.3 million in each of the years 2002 through 2006.

H. SHORT - TERM BORROWING AND REVOLVING CREDIT ARRANGEMENTS

  We maintain two separate revolving credit agreements, one for $200 million and one for $150 million, both expiring in October 2002. We may convert the $150 million revolver into a term loan facility for a one-year period, for any amounts then outstanding upon expiration of the revolving credit period. Interest rates on both facilities can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime and Eurodollar rates. Commitment fees are based on the unborrowed amount of the commitment. At December 31, 2001 and 2000, no borrowings were outstanding.

  Under our credit facilities, we are subject to financial covenants requiring DQE and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65 percent. In addition, DQE is required to maintain a minimum cash coverage ratio of 2-to-1. At December 31, 2001 we were in compliance with these covenants, having debt-to-capitalization ratios of 64.3 percent at DQE and 58.8 percent at Duquesne Light and a cash coverage ratio of 2.6 percent at DQE.

  During 2001, the maximum amount of bank loans and commercial paper borrowings outstanding was $55 million, the amount of average daily borrowings was $22.7 million, and the weighted average daily interest rate was 4.79 percent.

I. INCOME TAXES

  The annual federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) and are closed for the tax years through 1993. The IRS examination of the 1994 tax year has been completed, and the IRS issued a notice of proposed adjustment increasing our 1994 income tax liability in the approximate amount of $22.0 million (including penalties and interest) with respect to certain structured leasing transactions. We have protested and paid the proposed IRS adjustments for 1994; that protest is currently pending with the IRS Appeals Office. The IRS is currently auditing our 1995 through 1997 tax returns, and the tax years 1998 through 2001 remain subject to IRS review. The IRS has indicated that it is considering proposing adjustments to our reporting for 1995 through 1997 of the same structured transactions that were the subject of the 1994 proposed adjustment, as well as other similar transactions. If the IRS were to propose adjustments to such transactions for the years 1995 through 2001 similar to those made for 1994, we would project that the proposed assessment of additional tax would be approximately $175.0 million (to which interest would be, and penalties may be, added). In addition, the IRS has indicated that it may challenge other structured leasing transactions entered into during the 1995 through 1997 period but has not yet proposed any adjustments, and we are unable to quantify what those adjustments might be. In connection with the sale of

50,000 shares of AquaSource Class A Common Stock (see Note E), we are entitled to a net capital loss carryback resulting in a refund of previously paid tax of approximately $55.0 million. It is our current intention to apply this refund during 2002 toward any adjustments ultimately proposed. A tax benefit for the capital loss carryback has not been recognized. While it is impossible to predict whether or to what extent any IRS proposed adjustments for the period 1994 through 2001 will be sustained, we do not believe that the ultimate resolution of any of our federal income tax liability for the years 1994 through 2001 will have a material adverse effect on our financial position, results of operations or cash flows.

Deferred Tax Assets (Liabilities) at December 31,
--------------------------------------------------------------------------------
                                                        (Thousands of Dollars)
                                                      --------------------------
                                                          2001           2000
--------------------------------------------------------------------------------
Tax benefit -- long term
  investments                                         $  81,230      $   81,230
Warwick Mine closing costs                               14,536          16,643
Capital loss carryover                                   67,500              --
Restructuring charges and
  impairments                                            57,750              --
Other                                                    45,401          49,545
--------------------------------------------------------------------------------
  Deferred tax assets                                   266,417         147,418
--------------------------------------------------------------------------------
Property depreciation                                  (290,339)       (291,420)
Leveraged leases                                       (340,088)       (291,117)
Transition costs                                        (47,019)       (138,733)
Regulatory assets                                       (93,588)        (98,236)
Loss on reacquired
 debt unamortized                                       (11,972)        (12,601)
Other                                                   (94,840)       (118,758)
--------------------------------------------------------------------------------
  Deferred tax liabilities                             (877,846)       (950,865)
--------------------------------------------------------------------------------
    Net                                               $(611,429)     $ (803,447)
================================================================================

Income Tax Expense (Benefit)
--------------------------------------------------------------------------------
                                                      (Thousands of Dollars)
                                               ---------------------------------
                                                      Year Ended December 31,
                                               ---------------------------------
                                                 2001          2000       1999
--------------------------------------------------------------------------------
Current:
   Federal                                     $ 37,848    $ 273,912   $  7,400
   State                                          2,512       12,071     29,861
Deferred:
   Federal                                      (93,771)    (207,992)    84,376
   State                                         (2,670)      (7,641)    (8,048)
ITC deferred - net                                   --           --     (2,867)
--------------------------------------------------------------------------------
   Income Taxes                                $(56,081)   $  70,350   $110,722
================================================================================

  Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, as set forth in the following table.

Income Tax Expense Reconciliation
--------------------------------------------------------------------------------
                                                     (Thousands of Dollars)
                                            ------------------------------------
                                                     Year Ended December 31,
                                            ------------------------------------
                                                2001           2000       1999
--------------------------------------------------------------------------------
Federal taxes at
 statutory rate (35%)                       $ (73,312)      $ 72,942   $109,248
Increase (decrease) in
 taxes resulting from:
  State income taxes                             (103)         2,880     14,178
  Investment tax benefits                     (15,749)        (9,136)   (10,499)
  Amortization of
    non-deductible
    goodwill                                   29,750          1,925      1,400
  Amortization of
    deferred ITC                                   --             --     (2,867)
  Other                                         3,333          1,739       (738)
--------------------------------------------------------------------------------
  Total Income Tax
   Expense (Benefit)                        $ (56,081)       $70,350   $110,722
================================================================================


J. LEASES

  We lease office buildings, computer equipment, and other property and equipment.

Capital Leases at December 31,
------------------------------------------------------------------------------
                                                    (Thousands of Dollars)
                                                 -----------------------------
                                                     2001              2000
------------------------------------------------------------------------------
Electric plant                                   $  10,231         $  10,231
Less: Accumulated amortization                      (7,058)           (6,486)
------------------------------------------------------------------------------
 Capital Leases - Net                            $   3,173         $   3,745
==============================================================================

Summary of Rental Expense
-------------------------------------------------------------------------------
                                                    (Thousands of Dollars)
                                                 ------------------------------
                                                    Year Ended December 31,
                                                 ------------------------------
                                                   2001       2000      1999
-------------------------------------------------------------------------------
Operating leases                                 $ 8,603    $ 18,143  $ 51,723
Amortization of capital leases                       305         444    18,889
Interest on capital leases                         1,173       1,042     1,512
-------------------------------------------------------------------------------
 Total Rental Payments                           $10,081    $ 19,629  $ 72,124
===============================================================================

Future Minimum Lease Payments
----------------------------------------------------------------------------
                                                 (Thousands of Dollars)
                                           ---------------------------------
                                            Operating              Capital
Year Ended December 31,                     Leases (a)             Leases
----------------------------------------------------------------------------
2002                                        $  5,700              $   739
2003                                           5,683                  739
2004                                           5,455                  739
2005                                           3,804                  739
2006 and thereafter                           24,118                1,479
----------------------------------------------------------------------------
     Total                                  $ 44,760              $ 4,435
----------------------------------------------------------------------------
Less: Amount representing interest                                 (1,262)
----------------------------------------------------------------------------
     Present value                                                $ 3,173
============================================================================

(a) Includes $8.0 million of projected rent payments expensed as part of the 2001 restructuring charge ($2.6 million, $2.6 million, $2.2 million, $0.4 million and $0.2 million in 2002, 2003, 2004, 2005 and 2006, respectively). These future cash payments will decrease the restructuring liability.

  Future minimum lease payments for operating leases are related principally to certain corporate offices. Future minimum lease payments for capital leases are related principally to building leases.

  In December 2001, we amended the existing lease at our downtown Pittsburgh facility and extended the lease term to December 2011. The lease agreement contains one five-year renewal option.

K. COMMITMENTS AND CONTINGENCIES

Construction, Investments and Acquisitions
  We estimate that we will spend, excluding AFC, approximately $70.0 million for each of 2002, 2003 and 2004 for electric utility construction; and $53.0 million, $25.0 million and $19.0 million for water utility construction in 2002, 2003 and 2004. Additionally, our other business lines will spend approximately $10.0 million, $8.0 million and $8.0 million for construction in 2002, 2003 and 2004.

Guarantees
  As part of our investment portfolio in affordable housing, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. The notional amount of such guarantees at December 31, 2001 was $83.3 million. A portion of the fees received has been deferred to absorb any required payments with respect to our guarantees. Based on an evaluation of and recent experience with the underlying housing projects, we believe that such deferrals are ample for this purpose.

  In connection with DQE Energy Services' sale, through a subsidiary, of its alternative fuel facilities, DQE agreed to guarantee the subsidiary's obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. We do not believe this guarantee will have any material impact on our results of operations, financial position or cash flows.

Employees
  Duquesne Light is renegotiating its labor contract with the International Brotherhood of Electrical Workers (IBEW), which represents the majority of Duquesne Light's 1,302 employees. The contract currently expires in September 2002.

Legal Proceedings
  In October and November 2001, class action lawsuits were filed by purported shareholders of DQE against DQE and David Marshall, DQE's former Chairman, in the U.S. District Court for the Western District of Pennsylvania. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of materially false and misleading statements between December 6, 2000 and April 30, 2001 concerning investments made by DQE Enterprises, Inc. and their impact on DQE's current and future financial results. The plaintiffs claim that, as a result of these statements, the price of DQE securities was artificially inflated.

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

  In the first quarter of 2001, DQE and AquaSource filed counterclaims alleging that 10 plaintiffs who held key AquaSource management positions engaged in deceptive practices designed to obtain funding for acquisitions and to make those acquisitions appear to meet certain return on investment requirements, and that all plaintiffs were unjustly enriched by such wrongful actions. DQE, AquaSource and AquaSource Utility, Inc. also filed a counterclaim against two plaintiffs alleging claims for breach of contract, breach of warranty, indemnification, fraud, and unjust enrichment in connection with the acquisition of various water and wastewater companies from such plaintiffs.

  Although we cannot predict the ultimate outcome of these cases or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuits are entirely without merit, strenuously deny all of the plaintiffs' allegations of wrongdoing and believe we have meritorious defenses to the plaintiffs' claims. We intend to vigorously defend these lawsuits.

Other
  In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We incurred costs of $1.1 million in 2001 to comply with these DEP regulations. We expect the costs of compliance to be approximately $1.4 million over the next two years with respect to sites we will continue to own. These costs are being recovered in the CTC, and the corresponding liability has been recorded for current and future obligations.

  Duquesne Light owns, but does not operate, the Warwick Mine, including approximately 1,200 acres of unmined coal lands and mining rights, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Duquesne Light's current estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is approximately $35 million. Duquesne Light has recorded a liability for this amount on the consolidated balance sheet.

  AquaSource is a party to consent agreements regarding environmental compliance in three states. In Indiana, AquaSource has entered parallel agreements with the Indiana Department of Environmental Management and the Indiana Utility Regulatory Commission to establish a schedule for completing upgrades and resolving certain historical compliance issues at two wastewater facilities. AquaSource agreed to make approximately $28 million of capital improvements, $11.4 million of which have been completed. The agreed-upon improvements are proceeding on schedule. Neither agreement imposes any compliance-related penalties or sanctions. AquaSource entered into a consent order with the Florida Department of Environmental Protection regarding historical compliance issues. AquaSource planned certain capital improvements in connection with its acquisition of the five subject wastewater facilities, the completion of which will resolve the compliance issues. AquaSource and the TNRCC have entered into a consent agreement under which AquaSource will correct compliance issues at approximately 160 water and wastewater systems in Texas over a four year period. In lieu of any fines, penalties or other sanctions, AquaSource agreed to make approximately $30 million in capital improvements to upgrade these systems, $12.1 million of which have been completed. AquaSource is capitalizing all of these expenditures, and will seek recovery of the charges through future rates, if appropriate.

  We are involved in various other legal proceedings and environmental matters. We believe that such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

L. EMPLOYEE BENEFIT

Pension and Postretirement Benefits
  We maintain retirement plans to provide pensions for all eligible employees. Upon retirement, an eligible employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Our policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, but which does not exceed the maximum tax-deductible amount for the year. Pension costs charged (credited) to expense or construction were ($20.7) million for 2001, ($13.1) million for 2000 and $12.8 million for 1999.

  In 2001, we approved an amendment to the pension plan for a cost of living adjustment for benefits for certain retirees. This caused an increase in the Projected Benefit Obligation of $11.9 million.

  In 1999, we offered an early retirement program for certain employees affected by the generation asset divestiture. The total increase in the projected benefit obligation to the retirement plans was estimated to be $29.4 million. Of this amount, $17.4 million was recognized in 1999 as special termination benefits, while the remaining $12.0 million was reflected in the unrecognized actuarial gain/loss account. In its January 18, 2001 order approving our final generation asset sale proceeds accounting, the PUC also approved recovery of costs associated with the early retirement program. These recovered costs are to be contributed to the pension plans over future years.

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

  Due to significant increases in health care costs over recent years, the health care trend assumption used in the development of the fiscal 2002 expense will be increased to better reflect the current cost environment. The health care trend assumption used in the development of the fiscal 2001 expense was
7.50 percent for fiscal year 2001, decreasing 0.50 percent per year to an ultimate rate of 6.00 percent (reached in 2004). The health care trend assumption reflected in the December 31, 2001 SFAS 106 year-end disclosure, which will also be used in the development of fiscal 2002 expense, is 11.00 percent for fiscal year 2002, decreasing o.50 percent per year to an ultimate rate of 5.75 percent (reached in 2013). Consistent with previous practice, a 1.5 percent spread between the discount rate (7.25 percent for 2002 expense) and the ultimate health care cost trend rate will be maintained.

  We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans for our employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets over the two-year period ended December 31, 2001, a statement of the funded status as of December 31, 2001 and 2000, and a summary of assumptions used in the measurement of our benefit obligation:

Funded Status of the Pension and Postretirement Benefit Plans at December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (Thousands of Dollars)
                                                                           -------------------------------------------------
                                                                                     Pension            Postretirement
                                                                           -------------------------------------------------
                                                                               2001          2000        2001        2000
----------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
 Benefit obligation at beginning of year                                   $ 555,651      $  584,374  $ 33,322     $ 58,198
 Service cost                                                                  5,963           7,039     1,386        1,632
 Interest cost                                                                40,031          40,146     2,655        2,916
 Actuarial (gain) loss                                                         4,472         (21,993)   12,389       (7,326)
 Benefits paid                                                               (35,000)        (36,810)   (3,700)      (3,749)
 Plan amendments                                                              11,924              --        --       (1,743)
 Curtailment gains                                                              (344)        (17,546)       --      (21,948)
 Settlements                                                                    (800)           (291)       --           --
 Special termination benefits                                                     --             732        --        5,342
----------------------------------------------------------------------------------------------------------------------------
   Benefit obligation at end of year                                         581,897         555,651   (46,052)      33,322
----------------------------------------------------------------------------------------------------------------------------
Change in plan assets:
 Fair value of plan assets at beginning of year                              746,300         751,752        --           --
 Actual return (loss) on plan assets                                         (35,077)         30,941        --           --
 Employer contributions                                                           --              --        --           --
 Benefits paid                                                               (34,465)        (36,394)       --           --
----------------------------------------------------------------------------------------------------------------------------
   Fair value of plan assets at end of year                                  676,758         746,299        --           --
----------------------------------------------------------------------------------------------------------------------------
 Funded status                                                                94,861         190,648   (46,052)     (33,322)
 Unrecognized net actuarial (gain) loss                                     (170,724)       (279,155)    5,080       (7,309)
 Unrecognized prior service cost                                              24,328          14,439        --           --
 Unrecognized net transition obligation                                        3,093           4,281     7,564        8,251
----------------------------------------------------------------------------------------------------------------------------
   Accrued benefit cost                                                    $ (48,442)     $  (69,787) $(33,408)    $(32,380)
============================================================================================================================

Weighted-Average Assumptions as of December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                                  Pension                 Postretirement
                                                                         ---------------------------------------------------
                                                                           2001             2000       2001            2000
----------------------------------------------------------------------------------------------------------------------------
Discount rate used to determine projected
   benefits obligation                                                     7.25%            7.50%      7.25%           7.50%
Assumed rate of return on plan assets                                      7.50%            7.50%        --%             --%
Assumed change in compensation levels                                      4.00%            4.25%        --%             --%
Ultimate health care cost trend rate                                         --%              --%      5.75%           6.00%

  All of our plans for postretirement benefits, other than pensions, have no plan assets. The aggregate benefit obligation for those plans was $46.1 million as of December 31, 2001 and $33.3 million as of December 31, 2000. The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees, and a pro rata portion of estimated benefits payable to active employees after retirement.

  Following the early retirement program offered in 1999 (described previously) the total increase in the projected benefit obligation of the postretirement benefits was estimated to be $4.4 million. In 1999, this increase was reflected in the unrecognized actuarial gain/loss account in the preceding table. The PUC's January 18, 2001 order approved recovery of the postretirement benefits costs associated with the early retirement program. The recovered costs are to be used to offset the postretirement benefits for those employees.

  Pension assets consist primarily of common stocks (exclusive of DQE common stock), United States obligations and corporate debt securities.

Components of Net Pension Cost as of December 31,
------------------------------------------------------------------------------------------------
                                                                  (Thousands of Dollars)
                                                            ------------------------------------
                                                               2001         2000        1999
------------------------------------------------------------------------------------------------
Components of net pension cost:
  Service cost                                              $   5,963    $  7,039    $  15,976
  Interest cost                                                40,031      40,146       40,249
  Expected return on plan assets                              (54,383)    (51,270)     (45,945)
  Amortization of unrecognized net transition obligation        1,188       1,200        1,788
  Amortization of prior service cost                            1,889       2,017        3,467
  Recognized net actuarial gain                               (15,363)    (12,275)      (2,753)
------------------------------------------------------------------------------------------------
  Net pension (gain) cost                                     (20,675)    (13,143)      12,782
  Curtailment cost (gain)                                         145         943          (14)
  Settlement cost                                                 560         287           78
  Special termination benefits                                     --         732       17,376
------------------------------------------------------------------------------------------------
  Net Pension (Gain) Cost After Curtailments,
    Settlements and Special Termination Benefits            $ (19,970)   $(11,181)   $  30,222
================================================================================================

Components of Postretirement Cost as of December 31,
---------------------------------------------------------------------------------------------------
                                                                    (Thousands of Dollars)
                                                            ---------------------------------------
                                                                  2001         2000          1999
---------------------------------------------------------------------------------------------------
Components of postretirement cost:
  Service cost                                              $    1,386       $ 1,632       $ 2,212
  Interest cost                                                  2,655         2,916         3,134
  Amortization of unrecognized net transition obligation           688           951         1,660
  Amortization of prior service costs                               --            (7)           --
  Recognized net actuarial gain                                     --           (17)           --
---------------------------------------------------------------------------------------------------
  Net postretirement cost                                        4,729         5,475         7,006
  Curtailment (gain) cost                                           --        (6,377)        2,443
  Special termination benefits                                      --         5,342            --
---------------------------------------------------------------------------------------------------
    Net Postretirement Cost After Curtailments              $    4,729       $ 4,440       $ 9,449
===================================================================================================

Effect of a One Percent Change in Health Care Cost Trend Rates as of December 31, 2001
----------------------------------------------------------------------------------------------------
                                                                          (Thousands of Dollars)
                                                                     -------------------------------
                                                                       One Percent      One Percent
                                                                        Increase          Decrease
----------------------------------------------------------------------------------------------------
 Effect on total of service and interest cost components of
    net periodic postretirement health care benefit cost             $     397          $   (349)

 Effect on the health care component of the accumulated
    postretirement benefit obligation                                $   3,462          $ (3,087)

Retirement Savings Plan and other Benefit Options

  We sponsor separate 401(k) retirement plans for our management and IBEW-represented employees.

  The 401(k) Retirement Savings Plan for Management Employees provides for employer contributions which vary by DQE subsidiary. These contributions may include one or more of the following: a participant base match, a participant incentive match and automatic contributions. In 2001 and 2000, all employees eligible for an incentive match achieved their incentive targets.

  We are funding our automatic and matching contributions to the 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See Note O.) The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that we will match employee contributions with a base match and an additional incentive match, if certain targets are met. In 2001 and 2000, all IBEW-represented employees achieved their incentive targets.

  Our shareholders have approved a long-term incentive plan through which we may grant management employees and directors options to purchase, during the years 1987 through 2006, up to a total of 9.9 million shares of DQE common stock at prices equal to the fair market value of such stock on the dates the options were granted.

  The following tables summarize the transactions of our stock option plans for the three-year period ended December 31, 2001, and certain information about outstanding stock options as of December 31, 2001:

-------------------------------------------------------------------------------------------------------------------------
                                                                 (In Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                               Number of Options            Weighted Average Price
                                                        -----------------------------------------------------------------
                                                         2001          2000      1999       2001       2000       1999
                                                        -----------------------------------------------------------------
Options outstanding, beginning of year                   1,292        1,031     1,231     $ 39.32    $ 30.28    $ 32.57
Options granted                                          1,120          697       258     $ 20.92    $ 42.65    $ 39.35
Options exercised                                          (58)        (409)     (300)    $ 37.72    $ 31.81    $ 29.69
Options canceled/forfeited                                (155)         (27)     (158)    $ 38.07    $ 37.63    $ 39.81
                                                        -----------------------------------------------------------------
Options outstanding, end of year                         2,199        1,292     1,031     $ 29.90    $ 39.32    $ 30.28
                                                        -----------------------------------------------------------------
Options exercisable, end of year                           873          770       651     $ 38.18    $ 37.91    $ 33.80
                                                        -----------------------------------------------------------------
Shares available for future grants, end of year          2,690        3,091     3,678
                                                        -------------------------------

  As of December 31, 2001, 2000 and 1999, stock appreciation rights (SARs) had been granted in connection with 1,036,373; 975,292 and 933,014 of the options outstanding. During 2001, 2000 and 1999, 58,061; 208,236 and 45,265 SARs were exercised. During December 2001, 787,300 stock options were granted to employees with an exercise price of $16.90 per share.

One half of these options become exercisable only if the closing price on the New York Stock Exchange of DQE's common stock averages $19.56 for 30 consecutive trading days, with the remainder becoming exercisable under the same terms at a target price of $22.49 per share. The options vest over an 18 month period from the date of grant.

-------------------------------------------------------------------------------------------------------------------
                                                  Outstanding                            Exercisable
-------------------------------------------------------------------------------------------------------------------
                                      Number       Remaining      Weighted           Number           Weighted
                                    of Options        Life         Average         of Options         Average
Exercise Price Range              (In Thousands)   (In Years)   Exercise Price   (In Thousands)    Exercise Price
-------------------------------------------------------------------------------------------------------------------
Under $20                              813            9.9        $  16.97               --                  --
$20 - $30                               66            2.8        $  25.54               66           $   25.54
$30 - $40                              673            4.9        $  33.36              379           $   34.98
Over $40                               647            5.5        $  42.93              428           $   42.68
-------------------------------------------------------------------------------------------------------------------
     Options, End of Year            2,199                                             873
===================================================================================================================

M.LONG-TERM DEBT

Long-Term Debt at December 31.
----------------------------------------------------------------------------------------------------------------
                                                                                      (Thousands of Dollars)
                                                                                  ------------------------------
                                                    Interest                           Principal Outstanding
                                                      Rate           Maturity           2001           2000
----------------------------------------------------------------------------------------------------------------
First mortgage bonds (a)                           6.450%-8.375%     2003-2038    $   643,000       $  643,000
Pollution control notes                            Adjustable (b)    2009-2030        417,985          417,985
Floating rate notes                                    2.9%             2002                - (c)      150,000
Public income notes                                   8.38%             2039          100,000          100,000
Economic development revenue bonds                  5.5%-8.75%       2001-2024         10,190           10,190
Sinking fund debentures                               5.00%             2010            2,791            2,791
Miscellaneous                                                                          30,713           31,768
Less: Unamortized debt discoun and premium - net                                       (5,920)          (6,436)
----------------------------------------------------------------------------------------------------------------
   Total Long-Term Debt                                                           $ 1,198,759       $1,349,298
================================================================================================================

(a) Includes $100 million of first mortgage bonds not callable until 2003.
(b) The pollution control notes have adjustable interest rates. The interest rates at year-end averaged 1.7 percent in 2001 and 4.7 percent in 2000.
(c) Excludes $150 million that matured on January 15, 2002.

  At December 31, 2001, sinking fund requirements and maturities of long-term debt outstanding for the next five years were $151.4 million in 2002, $100.9 million in 2003, $101.4 million in 2004, $1.5 million in 2005 and $1.6 million in 2006.

  Total interest and other charges were $104.4 million in 2001, $123.6 million in 2000 and $158.7 million in 1999. Interest costs attributable to debt were $89.0 million, $109.7 million and $107.7 million in 2001, 2000 and 1999, respectively. Of the interest costs attributable to debt, $0.6 million in 2001, $2.0 million in 2000 and $0.8 million in 1999 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues. Interest and other charges in 1999 also includes $35.2 million related to the Beaver Valley Unit 2 lease expense.

  At December 31, 2001, the fair value of long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $1,406.7 million. The principal amount included in the consolidated balance sheet, excluding unamortized discounts and premiums, is $1,356.0 million.

 At December 31, 2001 and 2000, we were in compliance with all of our debt covenants.

N. DUQUESNE LIGHT COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED TRUST SECURITIES

  Duquesne Capital L.P., a special-purpose limited partnership of which Duquesne Light is the sole general partner, has outstanding $150.0 million principal amount of 8 3/8 percent Monthly Income Preferred Securities, Series A (MIPS), each with a stated liquidation value of $25.00. At December 31, 2001, there were six million shares authorized and outstanding. The holders of MIPS are entitled to distributions at the annual rate of 8 3/8 percent, payable monthly. MIPS dividends included in interest and other charges were $12.6 million in 2001, 2000 and 1999. Duquesne Capital, at the direction of Duquesne Light, has the option to redeem the MIPS at any time, in whole or in part. The MIPS are also subject to mandatory redemption at the maturity of the Debentures referred to below.

  Duquesne Capital applied the proceeds of the sale of the MIPS, together with certain other funds, to the purchase from Duquesne Light of $151.5 million principal amount of Duquesne Light's 8 3/8 percent Subordinated Deferrable Interest Debentures, Series A, due May 31, 2044 (Debentures). The Debentures are Duquesne Capital's sole assets, and Duquesne Capital has no business activity other than holding the Debentures. Duquesne Light has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of the MIPS, to the extent that Duquesne Capital has funds available for such payment from the Debentures. Upon any redemption of the MIPS, the Debentures will be mandatorily redeemed.

O. PREFERRED AND PREFERENCE STOCK

Preferred and Preference Stock at December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                         (Thousands of Dollars)
                                                       ----------------------------------------------------------
                                           Call Price              2001                           2000
                                                       ----------------------------------------------------------
                                           Per Share     Shares           Amount           Shares       Amount
-----------------------------------------------------------------------------------------------------------------
Preferred Stock of DQE:
Series A Preferred Stock (a)                    --      163,520         $ 16,352          173,611       $ 17,361
-----------------------------------------------------------------------------------------------------------------
Preferred Stock Series of Subsidiaries:
 3.75%(b)                                  $ 51.00      148,000            7,407          148,000          7,407
 4.00%(b)                                    51.50      549,709           27,486          549,709         27,486
 4.10%(b)                                    51.75      119,860            6,012          119,860          6,012
 4.15%(b)                                    51.73      132,450            6,643          132,450          6,643
 4.20%(b)                                    51.71      100,000            5,021          100,000          5,021
$2.10 (b)                                    51.84      159,400            8,039          159,400          8,039
  6.5%(c)                                       --           15            1,500               15          1,500
  6.5%(d)                                       --           10              500               10            500
-----------------------------------------------------------------------------------------------------------------
   Total Preferred Stock of Subsidiaries                                  62,608                          62,608
-----------------------------------------------------------------------------------------------------------------
Preference Stock Series of Subsidiaries:
Plan Series A (e)                            35.50      558,673           17,239          579,276         18,028
-----------------------------------------------------------------------------------------------------------------
Deferred ESOP benefit                                                     (3,363)                         (6,583)
-----------------------------------------------------------------------------------------------------------------
   Total Preferred and Preference Stock                                 $ 92,836                        $ 91,414
=================================================================================================================

(a) 1,000,000 authorized shares; no par value; convertible; $100 liquidation preference per share; annual dividends range from 3.6 percent to 4.3 percent.
(b) 4,000,000 authorized shares; $50 par value; cumulative; $50 per share involuntary liquidation value.
(c) 1,500 authorized shares; $100,000 par value; $100,000 involuntary liquidation value; holders entitled to 6.5 percent annual dividend each September; $100,000 redemption price per share in 2018.
(d) 100 authorized shares; $50,000 par value; $50,000 per share involuntary liquidation value; holders entitled to 6.5 percent annual dividend each September; $50,000 redemption price per share in 2019.
(e) 8,000,000 authorized shares; $1 par value; cumulative; $35.50 per share involuntary liquidation value in 2001; $35.78 per share involuntary liquidation value in 2000.

  As of December 31, 2001, 163,520 shares of DQE preferred stock were outstanding, following the repurchase of 10,091 shares during 2001. These preferred shares were repurchased below liquidation value, favorably impacting our earnings available for common shareholders. The accounting for these transactions, in accordance with accounting principles generally accepted in the United States of America, enabled us to record a credit to preferred stock dividends in the period of the repurchase for the amount by which the market value of the securities exceeded the repurchase price. The DQE preferred stock ranks senior to DQE's common stock as to the payment of dividends and the distribution of assets on liquidation, dissolution or winding-up of DQE. Dividends are paid quarterly on each January 1, April 1, July 1 and October 1. Holders of DQE preferred stock are entitled to vote on all matters submitted to a vote of the holders of DQE common stock, voting together with the holders of common stock as a single class. Each share of DQE preferred stock is entitled to three votes. Each share of DQE preferred stock is convertible at our option into the number of shares of DQE common stock computed by dividing the DQE preferred stock's $100 liquidation value by the five-day average closing sales price of DQE common stock for the five trading days immediately prior to the conversion date. Each unredeemed share of DQE preferred stock will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance.

  Holders of Duquesne Light's preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne Light's board of directors until all dividends have been paid. Holders of Duquesne Light's preference stock are entitled to receive cumulative quarterly dividends, if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne Light's directors until all dividends have been paid. At December 31, 2001, Duquesne Light had made all dividend payments. Preferred and preference dividends of subsidiaries included in interest and other charges were $3.6 million, $3.5 million and $4.1 million in 2001, 2000 and 1999. Total preferred and preference stock had involuntary liquidation values of $98.7 million and $100.4 million, which exceeded par by $19.3 million and $20.0 million, at December 31, 2001 and 2000. Outstanding preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends. The outstanding preference stock is callable at the liquidation price plus accrued dividends. None of the remaining Duquesne Light preferred or preference stock issues has mandatory purchase requirements.

  We have an Employee Stock Ownership Plan (ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See Note L.) We issued and sold 845,070 shares of preference stock, plan series A, to the trustee of the ESOP. As consideration for the stock, we received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one and one-half shares of DQE common stock. At December 31, 2001, $17.2 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by a $3.4 million deferred ESOP benefit. Dividends on the preference stock and cash contributions from DQE are used to fund the repayment of the ESOP note. We made cash contributions of approximately $1.5 million, $1.0 million and $0.2 million for 2001, 2000 and 1999. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($1.6 million in 2001, $1.7 million in 2000 and $2.1 million in 1999). As shares of preference stock are allocated to the accounts of participants in the ESOP, we recognize compensation expense, and the amount of the deferred compensation benefit is amortized. We recognized compensation expense related to the 401(k) plans of $3.1 million in 2001 and $3.6 million in 2000 and 1999.

P. EQUITY

Changes in the Number of Shares of DQE Common Stock
Outstanding as of December 31,
----------------------------------------------------------
                                  (Thousands of Shares)
                              ----------------------------
                                2001      2000      1999
----------------------------------------------------------
January 1                     55,886    71,766    77,373
Reissuances                       39       272        61
Repurchases                      (17)  (16,152)   (5,668)
----------------------------------------------------------
  December 31                 55,908    55,886    71,766
==========================================================

  We have continuously paid dividends on common stock since 1953. Our annualized dividends per share were $1.68, $1.68 and $1.60 at December 31, 2001, 2000 and 1999. During 2001, we paid a quarterly dividend of $0.42 per share on January 1, April 1, July 1 and October 1. During 2000, we paid a quarterly dividend of $0.40 per share on January 1, April 1 and July 1 and $0.42 per share on October
1. The quarterly dividend declared in the fourth quarter of 2001, payable January 1, 2002, was $0.42 per share.

  Once all dividends on DQE preferred stock have been paid, dividends may be paid on our common stock as permitted by law and as declared by the board of directors. Because we own all of Duquesne Light's common stock, if Duquesne Light cannot pay common dividends, we may not be able to pay dividends on our common stock or DQE preferred stock. Payments of dividends on Duquesne Light's common stock may be restricted by Duquesne Light's obligations to holders of its preferred and preference stock, pursuant to Duquesne Light's Restated Articles of Incorporation, and by obligations of a Duquesne Light subsidiary to holders of its preferred securities. No dividends or distributions may be made on Duquesne Light's common stock if Duquesne Light has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne Light's common stock dividend payments or distributions may not exceed certain percentages of net income, if the ratio of total common shareholder's equity to total capitalization is less than specified percentages. No part of the retained earnings of DQE was restricted at December 31, 2001.

Accumulated Other Comprehensive Income
Balances as of December 31,
-------------------------------------------------------------
                                     (Thousands of Dollars)
                                   --------------------------
                                        2001         2000
-------------------------------------------------------------
January 1                               $ 28,459    $  1,834
Unrealized gains (losses), net of
 tax of $(14,953) and $14,337            (27,770)     26,625
-------------------------------------------------------------
   December 31                          $    689    $ 28,459
=============================================================

Q. SUPPLEMENTAL CASH FLOW DISCLOSURES

Changes in Working Capital Other than Cash (a)
for the Year Ended December 31,
----------------------------------------------------------------------------
                                               (Thousands of Dollars)
                                         -----------------------------------
                                            2001          2000        1999
----------------------------------------------------------------------------
Receivables                               $ 33,473     $ (10,582)  $ (17,303)
Materials and supplies                       1,911        (8,957)     40,347
Other current assets                       (75,999)      (30,600)    (67,634)
Accounts payable                           (56,588)       12,887     (15,859)
Other current liabilities                    3,325       144,659       2,392
----------------------------------------------------------------------------
 Total                                    $(93,878)    $ 107,407   $ (58,057)
============================================================================
(a) The amounts shown exclude the effects of acquisitions and dispositions, impairments and restructuring charges.

Non-cash Investing and Financing Activities for the Year Ended December 31,
-------------------------------------------------------------------------------------------------------------
                                                                                 (Thousands of Dollars)
                                                                          ------------------------------------
                                                                              2001         2000           1999
--------------------------------------------------------------------------------------------------------------
Assumption of debt in conjunction with Beaver Valley 2 lease termination   $     --      $     --    $ 359,236
Preferred stock issued in conjunction with acquisitions                    $     --      $     --    $   8,634
--------------------------------------------------------------------------------------------------------------

On December 3, 1999, we acquired three power plants and disposed of our ownership interests in five power plants in the power station exchange with FirstEnergy. On April 28, 2000, we disposed of our ownership in all of our power plants, including the aforementioned five, in the generation asset sale to Orion.
--------------------------------------------------------------------------------

R. BUSINESS SEGMENTS AND RELATED INFORMATION

  We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) Duquesne Light's transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light's supply of electricity (electricity supply business segment), (3) Duquesne Light's collection of transition costs (CTC business segment), (4) AquaSource's management of water systems (water distribution business segment), (5) DQE Energy Services' development, operation and maintenance of energy and alternative fuel facilities (Energy Services business segment), (6) DQE Financial's collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment) and (7) DQE Enterprises' management of electronic commerce, energy services and technologies, and communications investment portfolios (Enterprises business segment). With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an "all other" category, to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our "all other" category are comprised of revenues from our propane delivery and telecommunications business lines.

Business Segments as of December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                      (Millions of Dollars)
                              ------------------------------------------------------------------------------------------------------
                               Electricity  Electricity          Water       Energy                           All Elimina-  Consoli-
                                 Delivery     Supply    CTC   Distribution  Services  Financial Enterprises  Other  tions    dated
                              ------------------------------------------------------------------------------------------------------
2001
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues               $  319.6   $ 430.3    $ 303.7   $  109.0     $ 31.3  $  22.7    $ 14.8    $ 73.7  $ (9.0) $1,296.1
Operating expenses                  147.9     430.3       13.5       92.9       27.7     42.7      13.4      80.4   (14.4)    834.4
Depreciation and amortization
 expense                             59.7        --      271.3       16.1        1.9      3.7       2.4      15.8      --     370.9
-----------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)            112.0        --       18.9         --        1.7    (23.7)     (1.0)    (22.5)    5.4      90.8
Other income (expense) (1)           39.7        --         --        2.3        9.2     69.1      17.7     (17.7)  (37.4)     82.9
Interest and other charges (1)       78.4        --         --        1.1        0.6      6.0       0.1      48.1   (29.9)    104.4
------------------------------------------------------------------------------------------------------------------ ----------------
 Income (loss) before taxes          73.3        --       18.9        1.2       10.3     39.4      16.6     (88.3)   (2.1)     69.3
Income taxes                         28.9        --        6.6        1.9        4.0     (1.7)      5.8     (28.4)     --      17.1
-----------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) before
 impairment
  and restructuring charges          44.4        --       12.3       (0.7)       6.3     41.1      10.8     (59.9)   (2.1)     52.2
Impairment charge, net of tax          --        --         --      (99.7)        --    (43.7)    (36.1)     (6.2)     --    (185.7)
Restructuring charge, net of tax     (6.7)       --         --         --         --       --        --     (13.2)     --     (19.9)
-----------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)               $   37.7   $    --    $  12.3   $ (100.4)    $  6.3  $  (2.6)   $(25.3)   $(79.3) $ (2.1) $ (153.4)
===================================================================================================================================
Assets                           $1,702.5   $    --    $ 134.3   $  346.5     $ 35.2  $ 623.6    $ 35.2    $348.6  $   --  $3,225.9
===================================================================================================================================
Capital expenditures             $   59.1   $    --    $    --   $   39.5     $  1.4  $  52.7    $  0.1    $  9.4  $   --  $3,162.2
===================================================================================================================================

(1) Excludes intercompany interest charges.

Business Segments as of December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                         (Millions of Dollars)
                           ---------------------------------------------------------------------------------------------------------
                             Electricity  Electricity            Water      Energy                         All    Elimin-   Consoli-
                              Delivery      Supply      CTC   Distribution Services Financial Enterprises Other   ations     dated
                           ---------------------------------------------------------------------------------------------------------
2000
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues             $  316.1    $ 425.4    $ 334.4    $112.2     $ 19.8    $ 20.8    $ 22.6    $ 89.3  $ (13.0)  $1,327.6
Operating expenses                167.5      419.9       14.7     121.4       21.9      39.9      20.0     111.2    (36.4)     880.1
Depreciation and
  amortization expense             56.4        2.2      249.6      17.2        5.1       3.3       3.4       6.0       --      343.2
------------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)          92.2        3.3       70.1     (26.4)      (7.2)    (22.4)     (0.8)    (27.9)    23.4      104.3
Other income (expense) (1)         37.3        3.0         --       9.3      163.8      68.4       9.4     (18.6)   (44.9)     227.7
Interest and other
  charges (1)                      69.5       21.2         --       1.1        0.4       9.9       0.7      40.2    (19.4)     123.6
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before
  taxes and cumulative
  effect                           60.0      (14.9)      70.1     (18.2)     156.2      36.1       7.9     (86.7)    (2.1)     208.4
Income taxes                       23.9       (6.9)      24.5     (10.3)      58.0      (0.7)      2.2     (20.4)      --       70.3
------------------------------------------------------------------------------------------------------------------------------------
  Net income (loss) before
  cumulative effect            $   36.1    $  (8.0)   $  45.6    $ (7.9)    $ 98.2    $ 36.8    $  5.7    $(66.3) $  (2.1)  $  138.1
Cumulative effect                   7.3        8.2         --        --         --        --        --        --       --       15.5
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)              $   43.4    $   0.2    $  45.6    $ (7.9)    $ 98.2    $ 36.8    $  5.7    $(66.3) $  (2.1)  $  153.6
====================================================================================================================================

Assets                         $1,843.2    $    --    $ 396.4    $494.3     $ 28.8    $689.8    $163.6    $228.1  $    --   $3,844.2
====================================================================================================================================

Capital expenditures           $   85.1    $   4.7    $    --    $ 44.8     $  8.0    $  6.0    $  0.5    $  0.9  $    --   $  150.0
====================================================================================================================================

(1) Excludes intercompany interest charges.

Business Segments as of December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                         (Millions of Dollars)
                            --------------------------------------------------------------------------------------------------------
                             Electricity Electricity             Water      Energy                         All    Elimin-   Consoli-
                              Delivery     Supply       CTC   Distribution Services Financial Enterprises Other   ations     dated
                           ---------------------------------------------------------------------------------------------------------
1999
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues             $  307.0     $ 528.5  $  323.3    $101.7     $ 17.0    $ 21.9    $ 23.2    $ 31.4  $ (12.8)  $1,341.2
Operating expenses                178.9       457.4      16.6      79.4       29.0      24.4      21.3      32.0    (12.9)     826.1
Depreciation and
  amortization expense             50.5        26.3      95.6      12.1        3.4       2.3       4.3       1.8       --      196.3
------------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)          77.6        44.8     211.1      10.2      (15.4)     (4.8)     (2.4)     (2.4)     0.1      318.8
Other income (1)                   38.0        11.1        --       4.4        3.9      72.8      22.7       2.9     (3.8)     152.0
Interest and other
  charges (1)                      45.9        43.9      45.4       1.4        0.7      14.1       2.3       6.3     (1.3)     158.7
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before
  taxes                            69.7        12.0     165.7      13.2      (12.2)     53.9      18.0      (5.8)    (2.4)     312.1
Income taxes                       30.9         0.4      69.1       2.4       (5.9)      6.9       6.9      (0.1)     0.1      110.7
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)              $   38.8     $  11.6  $   96.6    $ 10.8     $ (6.3)   $ 47.0    $ 11.1    $ (5.7) $  (2.5)  $  201.4
====================================================================================================================================

Assets                         $1,527.4     $ 425.7  $2,226.8    $404.4     $ 71.9    $730.4    $ 98.5    $115.9  $    --   $5,601.0
====================================================================================================================================

Capital expenditures           $   69.0     $  30.4  $     --    $ 27.2     $  6.9    $   --    $  3.3    $ 10.4  $    --   $  147.2
====================================================================================================================================

(1) Excludes intercompany interest charges.

S. QUARTERLY FINANCIAL
   INFORMATION (UNAUDITED)

Summary of Selected Quarterly Financial Data (Thousands of Dollars, Except Per Share Amounts)
---------------------------------------------------------------------------------------------------------------------------
[The quarterly data reflect seasonal weather variations in the electric utilty's service territory.]
---------------------------------------------------------------------------------------------------------------------------
2001                                          First Quarter      Second Quarter       Third Quarter      Fourth Quarter
---------------------------------------------------------------------------------------------------------------------------
Operating revenues                            $    320,514       $  313,415           $   351,502         $   310,651
Operating income (loss)                             24,526          (83,271)               25,613             (83,629)
Net income (loss)                                   12,223         (121,760)(a)            22,720             (66,564)(b)
Basic earnings (loss) per share                       0.22            (2.18)                 0.40               (1.19)
Stock price:
 High                                                33.15            30.90                 22.57               20.36
 Low                                                 28.80            21.00                 20.36               16.68
===========================================================================================================================
2000 (C)                                      First Quarter      Second Quarter       Third Quarter      Fourth Quarter
---------------------------------------------------------------------------------------------------------------------------
Operating revenues                            $    310,099       $  328,643           $   352,280         $   336,582
Operating income                                    50,152            2,722                 9,482              41,933
Income before cumulative effect of a
 change in accounting principle                     42,932           10,409                62,427              22,288
Net income                                          58,427           10,409                62,427 (d)          22,288
Basic earnings per share:
 Before cumulative effect of a change
  in accounting principle                             0.57             0.19                  1.00                0.43
 Cumulative effect of a change
  in accounting principle                             0.25               --                    --                  --
 After cumulative effect of a change
  in accounting principle                             0.82             0.19                  1.00                0.43
Stock price:
 High                                                48.50            45.00                 43.02               40.38
 Low                                                 37.63            38.00                 37.06               30.75
===========================================================================================================================

(a) Second quarter results include impairment charges booked at AquaSource ($99.7 million after tax) and DQE Enterprises ($27.7 million after tax). (See Note C.) These charges are related to asset and investment write-downs.
(b) Fourth quarter results include impairment charges at DQE Financial and DQE Enterprises of $43.7 million after tax and $8.4 million after tax, respectively. (See Note C.) These charges are related to asset and investment write-downs and asset abandonments. Restructuring charges at DQE and Duquesne Light of $13.2 million after tax and $6.7 million after tax, respectively, are also included in fourth quarter results. (See Note D.) These charges are related to the consolidation and relocation associated with our Back-to-Basics strategy.
(c) Restated to reflect the cumulative effect of a change in accounting principle related to unbilled revenues.
(d) Includes gain on sale of alternative fuel facilities.

                    ______________________________________

Selected Financial Data
--------------------------------------------------------------------------------
(Millions of Dollars Except Per Share Amounts)

--------------------------------------------------------------------------------------------------------------------------
                                                        2001        2000       1999       1998         1997        1996
--------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT ITEMS
Total operating revenues                             $ 1,296.1   $ 1,327.6  $ 1,341.2   $ 1,254.6   $ 1,230.2    $ 1,236.7
Operating income (loss)                                 (116.8)      104.3      318.8       272.4       280.7        303.0
Income (loss) before taxes, cumulative
  effect and extraordinary item                         (209.5)      208.4      312.1       297.6       294.9        266.5
Income taxes                                             (56.1)       70.3      110.7       101.0        95.8         87.4
Cumulative effect of change
  in accounting principle                                   --        15.5         --          --          --           --
Extraordinary item                                          --          --         --        82.5          --           --
Net income (loss)                                       (153.4)      153.6      201.4       114.1       199.1        179.1
Basic EPS                                                (2.75)       2.44       2.65        1.46        2.57         2.32
--------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET ITEMS
Property, plant and equipment - net                  $ 1,688.3   $ 1,693.9  $ 1,820.0   $ 1,715.0   $ 2,662.3    $ 2,817.5
Total assets                                           3,225.9     3,844.2    5,601.0     5,366.0     4,694.4      4,639.0
--------------------------------------------------------------------------------------------------------------------------
Capitalization:
Common shareholder's equity                              508.5       783.8    1,347.8     1,477.4     1,499.1      1,391.9
Preferred and preference stock                            92.8        91.4      122.2       113.6        78.1         73.1
DLC obligated mandatorily redeemable
  preferred trust securities                             150.0       150.0      150.0       150.0       150.0        150.0
Long-term debt                                         1,198.8     1,349.3    1,633.1     1,357.7     1,376.1      1,439.7
--------------------------------------------------------------------------------------------------------------------------
Total capitalization                                 $ 1,950.1   $ 2,374.5  $ 3,253.1   $ 3,098.7   $ 3,103.3    $ 3,054.7
--------------------------------------------------------------------------------------------------------------------------
Dividends declared per share                         $    1.68   $    1.62  $    1.54   $    1.46   $    1.38    $    1.30
--------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to our Directors is set forth in the Proxy Statement for the DQE Annual Meeting of Stockholders to be held June 26, 2002, which will be distributed to stockholders in late April 2002. The information is incorporated here by reference. Information relating to our executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     Information relating to executive compensation is set forth in the Proxy Statement for the DQE Annual Meeting of Stockholders to be held June 26, 2002, which will be distributed to stockholders in late April 2002. The information is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to our equity compensation plans and the ownership of DQE equity securities by our directors, officers and certain beneficial owners is set forth in the Proxy Statement for the DQE Annual Meeting of Stockholders to be held June 26, 2002, which will be distributed to stockholders in late April 2002. The information is incorporated here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships and related transactions is set forth in the Proxy Statement for the DQE Annual Meeting of Stockholders to be held June 26, 2002, which will be distributed to stockholders in late April 2002. The information is incorporated here by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) The following information is set forth in Part II, Item 8 (Consolidated Financial Statements and Supplementary Data) of this Report. The following financial statements and Independent Auditors' Report are incorporated here by reference:

     Independent Auditors' Report.

     Consolidated Statements of Income for the Three Years Ended December 31, 2001.

     Consolidated Balance Sheets, December 31, 2001 and 2000.

     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001.

     Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2001.

     Consolidated Statements of Retained Earnings for the Three Years Ended December 31, 2001.

     Notes to Consolidated Financial Statements.

     (a)(2) The following financial statement schedule and the related Independent Auditors' Report are filed here as a part of this Report:

     Schedule for the Three Years Ended December 31, 2001:

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

     (b) We filed a report on Form 8-K on December 20, 2001 to report on a presentation made to the financial community.

         We filed a report on Form 8-K on February 19, 2002 to report our 2001 year-end earnings release.

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

  2.3      Asset Purchase Agreement, dated as of September 24,         Exhibit 2.1 to the Form 8-K
           1999, by and between Duquesne Light Company,                Current Report of DQE
           Orion Power Holdings, Inc., and The Cleveland Electric      dated September 24, 1999.
           Illuminating Company, Ohio Edison and Pennsylvania
           Power Company.

  2.4      POLR Agreement, dated as of September 24, 1999              Exhibit 2.2 to the Form 8-K
           by and between Duquesne Light Company and Orion             Current Report of DQE
           Power Holdings, Inc.                                        dated September 24, 1999.

  3.1      Articles of Incorporation of DQE effective January 5,       Exhibit 3.1 to the Form 10-K
           1989.                                                       Annual Report of DQE for the
                                                                       year ended December 31, 1989.

  3.2      Articles of Amendment of DQE effective April 27, 1989.      Exhibit 3.2 to the Form 10-K
                                                                       Annual Report of DQE for the
                                                                       year ended December 31, 1989.

  3.3      Articles of Amendment of DQE effective February 8, 1993.    Exhibit 3.3 to the Form 10-K
                                                                       Annual Report of DQE for the
                                                                       year ended December 31, 1992.

  3.4      Articles of Amendment of DQE effective May 24, 1994.        Exhibit 3.4 to the Form 10-K
                                                                       Annual Report of DQE for the
                                                                       year ended December 31, 1994.

  3.5      Articles of Amendment of DQE effective April 20, 1995.      Exhibit 3.5 to the Form 10-K
                                                                       Annual Report of DQE for the
                                                                       year ended December 31, 1995.

  3.6      Statement with respect to the Preferred Stock, Series A     Exhibit 3.1 to the Form 10-Q
           (Convertible), as filed with the Pennsylvania Department    Quarterly Report of DQE for
           of State on August 29, 1997.                                the quarter ended September
                                                                       30, 1997.

  3.7      By-Laws of DQE, as amended through February 28, 2002,       Filed here.
           and as currently in effect.

Exhibit                                                                          Method of
  No.                          Description                                         Filing
  4.1     Indenture dated March 1, 1960, relating to Duquesne          Exhibit 4.3 to the Form 10-K
          Light Company's 5% Sinking Fund Debentures.                  Annual Report of DQE for the
                                                                       year ended December 31, 1989.

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

          Supplemental Indenture No. 13.                               Exhibit 4.3 to the Form 10-K
                                                                       Annual Report of Duquesne
                                                                       Light Company for the year
                                                                       ended December 31, 1996.

          Supplemental Indenture No. 14.                               Exhibit 4.3 to the Form 10-K
                                                                       Annual Report of Duquesne
                                                                       Light Company for the year
                                                                       ended December 31, 1997.

          Supplemental Indenture No. 15.                               Exhibit 4.3 to the Form 10-K
                                                                       Annual Report of Duquesne
                                                                       Light Company for the year
                                                                       ended December 31, 1999.

          Supplemental Indenture No. 16.                               Exhibit 4.3 to the Form 10-K
                                                                       Annual Report of Duquesne
                                                                       Light Company for the year
                                                                       ended December 31, 1999.

Exhibit                                                                                 Method of
  No.                                      Description                                   Filing
                    Supplemental Indenture No. 17 and Supplemental             Exhibit 4.2 to the Duquesne
                    Indenture No. 18.                                          Light Registration Statement
                                                                               (Form S-3) No. 333-72408.

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

4.7                 Indenture, dated as of August 1, 1999, from DQE Capital    Exhibit 4.1 to the Form 8-A
                    Corporation and DQE to The First National Bank of          of DQE Capital Corporation and
                    Chicago, as Trustee.                                       DQE, filed September 16, 1999.

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

10.2                Incentive Compensation Program for Certain Executive       Exhibit 10.2 to the Form 10-K
                    Officers of Duquesne Light Company, as amended to date.    Annual Report of DQE for the
                                                                               year ended December 31, 1992.

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

10.5                DQE, Inc. 1996 Stock Plan for Non-Employee Directors,      Exhibit 10.1 to the Form 10-Q
                    as amended.                                                Quarterly Report of DQE for the
                                                                               quarter ended September 30,
                                                                               2000.

10.6                Duquesne Light/DQE Charitable Giving Program,              Filed here.
                    as amended.

Exhibit                                                                             Method Of
  No.                                Description                                      Filing
 10.7         Performance Incentive Program for DQE, Inc. and             Exhibit 10.7 to the Form 10-K
              Subsidiaries. Formerly known as the Duquesne Light          Annual Report of DQE for the
              Company Performance Incentive Program.                      year ended December 31, 1996.

 10.8         Employment Agreement dated as of September 14, 2001         Filed here.
              between DQE and Morgan K. O'Brien.

 10.9         Retention Agreement dated as of February 28, 2002 between   Filed here.
              AquaSource and Frank A. Hoffmann.

10.10         DQE Energy Services, Inc. Equity Participation Plan.        Filed here.

10.11         Amendment No. 1 to the DQE Energy Services, Inc.            Filed here.
              Equity Participation Plan.

10.12         Letter Agreement dated January 25, 2002 terminating         Filed here.
              the DQE Energy Services, Inc. Equity Participation Plan.

10.13         Non-Competition and Confidentiality Agreement dated as      Filed here.
              of September 14, 2001, between DQE and Morgan K. O'Brien.

10.14         Composite Non-Competition and Confidentiality Agreement     Filed here.
              dated as of August 17, 2000 and amended as of February 28,
              2002, between AquaSource and Frank A. Hoffmann.

10.15         Non-Competition and Confidentiality Agreement dated as      Filed here.
              of October 21, 1996 between DQE, Duquesne Light and
              Victor A. Roque.

10.16         Non-Competition and Confidentiality Agreement dated as      Filed here.
              of May 27, 1999 between DQE Energy Services and
              Alexis Tsaggaris.

10.17         Non-Competition and Confidentiality Agreement dated as      Filed here.
              of October 4, 1996 between Duquesne Light and
              William J. DeLeo.

10.18         Agreement effective as of September 14, 2001 between        Exhibit 10.1 to the Form 10-Q
              DQE and David D. Marshall.                                  Quarterly Report of DQE for the
                                                                          quarter ended September 3o,
                                                                          2001.

10.19         Form of Stock Purchase Agreement between AquaSource         Exhibit 10.71 to the Form 10-K
              and each Class B Stockholder, dated February 16, 1999.      Annual Report of DQE for the
                                                                          year ended December 31, 1998.

10.20         Amended and Restated POLR II Agreement by and between       Exhibit 10.12 to the Form 10-K
              Duquesne Light Company and Orion Power MidWest, L.P.,       Annual Report of Duquesne
              dated as of December 7, 2000.                               Light Company for the year
                                                                                ended December 31, 2000.

Exhibit                                                                             Method Of
  No.                                Description                                      Filing
10.21         Capacity Agreement by and between Duquesne Light and        Exhibit 10.12 to the Form 10-K
              FirstEnergy Solutions Corp. dated as of December 18, 2001.  Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 2001.

10.22         Amendment No. 1 to the Capacity Agreement by and between    Exhibit 10.13 to the Form 10-K
              Duquesne Light and FirstEnergy Solutions Corp. made as of   Annual Report of Duquesne
              February 15, 2002.                                          Light Company for the year
                                                                          ended December 31, 2001.

10.23         Capacity Agreement by and between Duquesne Light and        Exhibit 10.14 to the Form 10-K
              Orion Power Midwest, L.P. dated as of February 15, 2002.    Annual Report of Duquesne
                                                                          Light Company for the year
                                                                          ended December 31, 2001.

 12.1         Ratio of Earnings to Fixed Charges.                         Filed here.

 21.1         Subsidiaries of the registrant.                             Filed here.

 23.1         Independent Auditors' Consent.                              Filed here.

 24.1         Power of Attorney.                                          Filed here.

  Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of our stock as of February 28, 2002, subject to payment in advance of the cost of reproducing the exhibits requested.

                                                                     SCHEDULE II


                Schedule II - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 2001, 2000 and 1999
                            (Thousands of Dollars)


               Column A                     Column B              Column C         Column D           Column E         Column F
               ---------                    --------              --------         ----------        -----------       --------
                                                                           Additions
                                                                  --------------------------
                                            Balance at            Charged to        Charged to                          Balance
                                             Beginning            Costs and            Other                             at End
             Description                      of Year              Expenses          Accounts         Deductions        of Year
             -----------                    ----------            ---------         ----------       -----------        -------
Year Ended December 31, 2001
Reserve Deducted from the Asset
  to which it applies:
  Allowance for uncollectible accounts      $   11,861            $  9,516         $ 2,644 (A)       $ 14,083 (B)      $  9,938
                                            ----------            --------          ----------       -----------       --------

Year Ended December 31, 2000
Reserve Deducted from the Asset
  to which it applies:
  Allowance for uncollectible accounts      $    9,280            $ 10,319         $ 2,663 (A)       $ 10,401 (B)      $ 11,861
                                            ----------            --------         ----------        -----------       --------
Year Ended December 31, 1999
Reserve Deducted from the Asset
  to which it applies:
  Allowance for uncollectible accounts      $    9,415            $  9,272         $ 3,260 (A)       $ 12,667 (B)      $  9,280
                                            ----------            --------         ----------        -----------       --------

Notes: (A) Recovery of accounts previously written off.
       (B) Accounts receivable written off.

                                  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DQE
                                          (Registrant)

Date: March 28, 2002               By: /s/ Morgan K. O'Brien
                                    ------------------------
                                          (Signature)
                                       Morgan K. O'Brien
                             President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                                  Title                                                           Date
/s/ Morgan K. O'Brien               President, Chief Executive Officer and Director                       March 28, 2002
-----------------------------
Morgan K. O'Brien

/s/ Frosina C. Cordisco             Vice President and Treasurer                                          March 28, 2002
-----------------------------          (Principal Financial Officer)
Frosina C. Cordisco

/s/ Stevan R. Schott                Vice President and Controller                                         March 28, 2002
-----------------------------          (Principal Accounting Officer)
Stevan R. Schott

   *                                Director
-----------------------------
Daniel Berg

   *                                Director
-----------------------------
Doreen E. Boyce

   *                                Director
-----------------------------
Robert P. Bozzone
                                    Director
-----------------------------
Charles C. Cohen

   *                                Director
-----------------------------
Sigo Falk
                                    Director
-----------------------------
David M. Kelly

   *                                Director
-----------------------------
Steven S. Rogers

   *                                Director
-----------------------------
Eric W. Springer

                                    Director
-----------------------------
John D. Turner

*By /s/ Frosina C. Cordisco         Attorney-in-Fact                                                      March 28, 2002
-----------------------------