Form 10-Q
period 2002-03-31
DQE INC
filed 2002-05-15
CIK 846930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2002
                                     --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From ____________ to ____________

                             Commission File Number
                            ------------------------
                                    1-10290

                                    DQE, Inc.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                  25-1598483
    --------------------------------     --------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                               411 Seventh Avenue
                         Pittsburgh, Pennsylvania 15219
            ------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (412) 393-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                        ------    -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE Common Stock, no par value - 56,438,612 shares outstanding as of April 30, 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DQE Condensed Consolidated Statements of Income (Unaudited)
-----------------------------------------------------------------------------------
                                                          (Millions of Dollars,
                                                        Except Per Share Amounts)
                                                    -------------------------------
                                                       Three Months Ended March 31,
                                                    -------------------------------
                                                               2002       2001
-----------------------------------------------------------------------------------
Operating Revenues:
Electricity sales                                            $  245.6  $  239.2
Water sales                                                      25.8      25.6
Other                                                            36.7      55.7
-----------------------------------------------------------------------------------
  Total Operating Revenues                                      308.1     320.5
-----------------------------------------------------------------------------------
Operating Expenses:
Purchased power                                                  99.1      93.5
Other operating                                                  79.0      93.9
Maintenance                                                       5.4       5.5
Depreciation and amortization                                    80.4      87.8
Taxes other than income taxes                                    18.2      15.3
-----------------------------------------------------------------------------------
  Total Operating Expenses                                      282.1     296.0
-----------------------------------------------------------------------------------
Operating Income                                                 26.0      24.5
-----------------------------------------------------------------------------------
Other Income                                                     21.1      23.4
-----------------------------------------------------------------------------------
Interest and Other Charges                                       21.8      28.4
-----------------------------------------------------------------------------------
Income Before Income Taxes                                       25.3      19.5
-----------------------------------------------------------------------------------
Income Taxes                                                      8.6       7.3
-----------------------------------------------------------------------------------
Net Income                                                       16.7      12.2
-----------------------------------------------------------------------------------
Dividends on Preferred Stock                                      0.2         -
-----------------------------------------------------------------------------------
Earnings Available for Common Stock                          $   16.5  $   12.2
===================================================================================
Average Number of Common Shares
   Outstanding (Millions of Shares)                              56.2      55.9
===================================================================================
Basic Earnings Per Share of Common Stock                     $   0.29  $   0.22
-----------------------------------------------------------------------------------
Diluted Earnings Per Share of Common Stock                   $   0.29  $   0.22
-----------------------------------------------------------------------------------
Dividends Declared Per Share of Common Stock                 $   0.42  $   0.42
===================================================================================
See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Balance Sheets (Unaudited)
------------------------------------------------------------------------------------------
                                                                   (Millions of Dollars)
                                                              ----------------------------
                                                                March 31,     December 31,
ASSETS                                                             2002           2001
------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                              $       0.6  $       7.3
Receivables                                                            192.8        193.0
Other current assets                                                   129.7        123.6
------------------------------------------------------------------------------------------
    Total Current Assets                                               323.1        323.9
------------------------------------------------------------------------------------------
Long-Term Investments                                                  586.8        628.2
------------------------------------------------------------------------------------------
Property, Plant and Equipment                                        2,461.1      2,448.0
Less: Accumulated depreciation                                        (765.1)      (759.7)
------------------------------------------------------------------------------------------
    Total Property, Plant and Equipment - Net                        1,696.0      1,688.3
------------------------------------------------------------------------------------------
Other Non-Current Assets:
Transition costs                                                        76.6        134.3
Regulatory assets                                                      267.9        267.2
Other                                                                  185.2        184.0
------------------------------------------------------------------------------------------
    Total Other Non-Current Assets                                     529.7        585.5
------------------------------------------------------------------------------------------
      Total Assets                                               $   3,135.6  $   3,225.9
==========================================================================================

CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable and current debt maturities                      $      99.2  $     151.4
  Other current liabilities                                            256.7        235.4
------------------------------------------------------------------------------------------
    Total Current Liabilities                                          355.9        386.8
------------------------------------------------------------------------------------------
Non-Current Liabilities:
  Deferred income taxes - net                                          576.6        611.4
  Deferred income                                                      103.0        103.5
  Other non-current liabilities                                        154.9        174.1
------------------------------------------------------------------------------------------
    Total Non-Current Liabilities                                      834.5        889.0
------------------------------------------------------------------------------------------
  Commitments and Contingencies (Note D)
------------------------------------------------------------------------------------------
Capitalization:
Long-Term Debt                                                       1,198.3      1,198.8
------------------------------------------------------------------------------------------
DLC Obligated Mandatorily Redeemable Preferred Trust Securities        150.0        150.0
------------------------------------------------------------------------------------------
Preferred Stock:
  DQE preferred stock                                                   16.4         16.4
  Preferred stock of subsidiaries                                       62.6         62.6
  Preference stock of subsidiaries                                      14.2         13.8
------------------------------------------------------------------------------------------
    Total Preferred Stock                                               93.2         92.8
------------------------------------------------------------------------------------------
Common Shareholders' Equity:
  Common stock - no par value (authorized - 187,500,000
    shares; issued - 109,679,154 shares)                               994.8        994.8
  Retained earnings                                                    751.4        759.7
  Treasury stock (at cost) (53,468,398 and 53,770,877 shares)       (1,239.7)    (1,246.7)
  Accumulated other comprehensive (loss) income                         (2.8)         0.7
------------------------------------------------------------------------------------------
    Total Common Shareholders'Equity                                   503.7        508.5
------------------------------------------------------------------------------------------
    Total Capitalization                                             1,945.2      1,950.1
------------------------------------------------------------------------------------------
      Total Liabilities and Capitalization                       $   3,135.6   $  3,225.9
==========================================================================================
See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Statements of Cash Flows (Unaudited)
----------------------------------------------------------------------------------------
                                                               (Millions of Dollars)
                                                       ---------------------------------
                                                            Three Months Ended March 31,
                                                       ---------------------------------
                                                                     2002       2001
----------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                       $     100.9   $ 110.3
Changes in working capital other than cash                             (34.0)    (78.5)
Other                                                                    0.4      (0.2)
----------------------------------------------------------------------------------------
   Net Cash Provided from Operating Activities                          67.3      31.6
----------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                   (27.9)    (25.1)
Proceeds from disposition of investments                                19.2       2.4
Collection of note receivable                                            7.0         -
Other                                                                   (1.7)    (11.4)
----------------------------------------------------------------------------------------
   Net Cash Used in Investing Activities                                (3.4)    (34.1)
----------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Commercial paper borrowings                                             98.0      29.0
Reductions of long-term obligations                                   (150.0)     (3.7)
Dividends on common and preferred stock                                (18.0)    (24.0)
Other                                                                   (0.6)      1.7
----------------------------------------------------------------------------------------
   Net Cash (Used in) Provided from Financing Activities               (70.6)      3.0
----------------------------------------------------------------------------------------
Net (decrease) increase in cash and temporary cash investments          (6.7)      0.5
Cash and temporary cash investments at beginning of period               7.3      15.8
----------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period             $       0.6   $  16.3
========================================================================================
See notes to condensed consolidated financial statements.

DQE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
-----------------------------------------------------------------------------
                                                     (Millions of Dollars)
                                                -----------------------------
                                                 Three Months Ended March 31,
                                                -----------------------------
                                                   2002               2001
-----------------------------------------------------------------------------
Net income                                         $ 16.7           $ 12.2
Other comprehensive loss:
  Unrealized holding losses arising
   during the year, net of tax of $(1.9) and $(5.9)  (3.5)           (11.0)
-----------------------------------------------------------------------------
Comprehensive Income                               $ 13.2           $  1.2
=============================================================================
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. CONSOLIDATION AND ACCOUNTING POLICIES

CONSOLIDATION
    DQE, Inc. delivers essential products and related services, including electricity, water and communications, to more than one million customers throughout the United States. Our subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, LLC; DQE Financial Corp.; DQE Enterprises, Inc.; DQE Communications, Inc.; ProAm, Inc.; Cherrington Insurance, Ltd.; and DQE Capital Corporation.
    Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy.
    AquaSource is a water resource management company that acquires, develops and manages water and wastewater systems.
    DQE Energy Services is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and alternative fuel facilities.
    DQE Financial owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.
    DQE Enterprises manages our remaining electronic commerce, energy services and technologies, and communications investment portfolios.
    DQE Capital, a 100 percent-owned finance subsidiary, provides financing for the operations of our subsidiaries other than Duquesne Light. We fully and unconditionally guarantee payment of DQE Capital's debt securities, including $100.0 million of Public Income Notes, due 2039, and a $200.0 million revolving credit facility. At March 31, 2002 no borrowings were outstanding under the credit facility.
    Our other business lines include the following: propane distribution, communications systems, and insurance services for DQE and various affiliates.
    The consolidated financial statements include the accounts of DQE and our wholly and majority owned subsidiaries. The equity method of accounting is used when we have a 20 to 50 percent interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany balances and transactions have been eliminated in the consolidation.

BASIS OF ACCOUNTING
    DQE and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light's electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission
(FERC) with respect to rates for delivery of electric power, accounting and other matters. Additionally, AquaSource's water utility operations are regulated by various authorities within the states where they operate as to rates, accounting and other matters.
    As a result of our PUC-approved restructuring plan, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Pursuant to the PUC's final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note B.)
    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions with respect to values and conditions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions we are required to make. We evaluate these estimates on an ongoing basis, using historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

    These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full year.

EARNINGS PER SHARE
    Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, DQE preferred stock and stock options. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period.
    The following table presents the numerators and denominators used in computing the diluted basic earnings per share for the first quarters of 2002 and 2001.

DILUTED EARNINGS PER SHARE FOR THE QUARTER ENDED MARCH 31,
-----------------------------------------------------------------------------
                                                          2002        2001
-----------------------------------------------------------------------------
(Millions of Dollars)
Earnings for common                                      $ 16.5      $ 12.2
Dilutive effect of:
  ESOP dividends                                            0.4         0.5
  Preferred stock dividends                                 0.2           -
-----------------------------------------------------------------------------
Diluted Earnings for Common                              $ 17.1      $ 12.7
-----------------------------------------------------------------------------

(Millions of Shares)
-----------------------------------------------------------------------------
Basic average shares                                       56.2        55.9
Dilutive effect of:
  ESOP shares                                               0.8         0.9
  DQE preferred stock                                       0.8         0.5
  Stock options                                             0.2           -
-----------------------------------------------------------------------------
Diluted average shares                                     58.0        57.3
-----------------------------------------------------------------------------
Diluted Earnings Per Share                                $ 0.29     $  0.22
=============================================================================

RECENT ACCOUNTING PRONOUNCEMENTS
    On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the impact of which was not significant to our financial statements.

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets. This standard requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, be tested at least annually for impairment, and more frequently if certain indicators appear.
    We adopted this standard effective January 1, 2002, and accordingly ceased amortization of goodwill, as that is our only intangible asset with an indefinite useful life. As of December 31, 2001, our goodwill (net of accumulated amortization of $11.3 million) was $142.1 million. The required test for impairment consists of a two-step process that begins with an estimation of the fair value of our reporting units. The first step is a screen for potential impairment and the second measures the amount of impairment, if any. The new standard requires that we complete the first step of the goodwill impairment test by June 30, 2002. Our goodwill relates to both our water distribution ($111.5 million) and propane delivery ($30.6 million) businesses, which were formed through the acquisition of numerous smaller companies over a relatively short period of time. To date, the synergies anticipated from these acquisitions have not been fully realized. Because of the extensive effort needed to complete this assessment for these entities, we have neither determined whether there is any indication that goodwill is impaired, nor estimated the amount of any potential impairment.
    To the extent that an indication of impairment exists upon completion of the first step, we must perform a second test to measure the amount of the impairment. The second test must be performed as soon as possible, but no later than December 31, 2002. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle.
    The following table reconciles the prior year's reported net income and earnings per share, adjusted to exclude goodwill amortization expense which is no longer recorded under the provisions of SFAS No. 142.

-----------------------------------------------------------------------------
                                                     Three Months Ended
                                                    -------------------------
                                                    March 31,        March 31,
                                                      2002             2001
-----------------------------------------------------------------------------
Reported net income                                  $16.7            $12.2
Goodwill amortization -
   (net of tax) water distribution                       -              1.4
Goodwill amortization -
   (net of tax) propane delivery (a)                     -              0.2
-----------------------------------------------------------------------------
Adjusted net income                                  $16.7            $13.8
=============================================================================

Basic earnings per share:
   Reported earnings per share                       $ 0.29           $ 0.22
   Adjusted earnings per share                       $ 0.29           $ 0.25
Diluted earnings per share:
   Reported earnings per share                       $ 0.29           $ 0.22
   Adjusted earnings per share                       $ 0.29           $ 0.25
-----------------------------------------------------------------------------
(a) The propane delivery business is included in the all other category. (See Note E.)

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 143 will have on our financial statements.

RECLASSIFICATION
    The 2001 condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

B. RATE MATTERS

COMPETITION AND THE CUSTOMER CHOICE ACT
    The Customer Choice Act enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of March 31, 2002, approximately 78.4 percent of Duquesne Light's customers measured on a KWH basis and approximately 77.9 percent on a noncoincident peak load basis received electricity through our provider of last resort service arrangement (discussed below). The remaining customers are provided with electricity through alternative generation suppliers. The number of customers participating in our provider of last resort service will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.
    Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light CTC (discussed below) and/or transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.
    In November 2001, the Pennsylvania Department of Revenue established an increased revenue neutral reconciliation tax (RNR) in order to recover a current shortfall that resulted from electricity generation deregulation. Since January 2002, Duquesne Light's customer bills have reflected an approximately two percent increase to recover its costs related to the RNR. (See Note D.)

REGIONAL TRANSMISSION ORGANIZATION
    FERC Order No. 2000 calls on transmission owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining the PJM West RTO, which is currently in the final stages of approval before the FERC. In late 2001 and early 2002, Duquesne Light entered into agreements with two generation suppliers to provide the electric capacity required to meet Duquesne Light's anticipated capacity credit obligations in PJM West through 2004.
    Duquesne Light's participation in the PJM West RTO is conditioned upon PUC approval of the recovery of the cost of capacity under these agreements. We have petitioned the PUC for such approval, asking for a decision by August 14, 2002; if we do not receive approval by that date, one of the agreements will terminate, unless an extension is agreed to, and the other agreement will not become effective. Duquesne Light's inclusion in the PJM West RTO would put the region's transmission facilities under common control to enhance reliability to customers.

COMPETITIVE TRANSITION CHARGE
    In its final restructuring order, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Following our application of net generation asset sale proceeds to reduce transition costs, the CTC was fully collected in March 2002 for most of our residential customers. We anticipate full CTC collection by mid-year 2002 for most of our remaining major rate classes. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.
    For regulatory purposes, the unrecovered balance of transition costs was approximately $83.4 million ($50.8 million net of tax) at March 31, 2002, on which Duquesne Light is allowed to earn an 11 percent pre-tax return. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

PROVIDER OF LAST RESORT
    Although no longer a generation supplier, as the provider of last resort for all customers in its service territory, Duquesne Light must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, a third party agreed to supply all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. Duquesne Light has extended the arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through

December 31, 2004 (POLR II). The agreement also permits Duquesne Light, following CTC collection for each rate class, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to the supplier the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

RATE FREEZE
    In connection with POLR II, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

AQUASOURCE RATE APPLICATIONS
    In June 2000, AquaSource filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. As previously reported, four municipalities denied or altered the rate increase, and AquaSource appealed. The parties have since entered into a settlement agreement which provides for, among other things, the following: the establishment of AquaSource's rate base; the establishment of four regional rates for service areas within the TNRCC's original jurisdiction, and three separate rates for the four municipalities who appealed; and the phase-in of the rates beginning January 1 of 2002, 2003 and 2004 (with the first phase being retroactive to the initial application filing date of July 17, 2000). AquaSource has also agreed not to file another rate case application for a rate increase that would be effective prior to July 1, 2004, unless the utility encounters financial hardship. In addition, the decision on whether AquaSource may recover costs related to acquiring its companies through its rates has been deferred until the next rate case. AquaSource expects the revised rate increase will result, ultimately, in additional annual water and sewer revenues of approximately $5.0 million. Substantially all of this rate increase has been implemented, subject to refund, pending final TNRCC approval of the settlement agreement, which is expected by mid-year 2002.
    In March 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) regarding water and sewer rates for its Utility Center, Inc. subsidiary (AquaSource's largest regulated subsidiary). Hearings were held in January 2002. We currently anticipate a final order from the IURC in the third quarter of 2002. If the petition is approved, annual water and sewer revenues for Utility Center will increase by approximately $2.7 million.

C. RECEIVABLES
    The components of receivables for the periods indicated are as follows:

                                              (Millions of Dollars)
                                     -----------------------------------
                                        March 31,           December 31,
                                          2002                2001
------------------------------------------------------------------------
Electric customers                       $  97.0              $  97.1
Water customers                             17.1                 14.8
Unbilled revenue accrual                    40.5                 44.9
Other utility                                3.3                  3.2
Other                                       44.7                 42.9
   Less: Allowance for
      uncollectible accounts                (9.8)                (9.9)
------------------------------------------------------------------------
Total                                    $ 192.8              $ 193.0
========================================================================

D. COMMITMENTS AND CONTINGENCIES

CONSTRUCTION
    We estimate that in 2002 we will spend, excluding the allowance for funds used during construction, approximately $70.0 million for electric utility construction; $53.0 million for water utility construction; and $10.0 million for construction by our other business lines.

GUARANTEES
    As part of our investment portfolio in affordable housing, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. The notional amount of such guarantees at March 31, 2002, was $80.5 million. A portion of the fees received has been deferred to absorb any required payments with respect to these transactions. Based on an evaluation of and recent experience with the underlying housing projects, we believe that such deferrals are sufficient for this purpose.

LEGAL PROCEEDINGS
    In October and November 2001, a number of putative class action lawsuits were filed by purported shareholders of DQE against DQE and David Marshall, DQE's former chairman, chief executive officer and president, in the United States District Court for the Western District of Pennsylvania. These cases were consolidated under the caption In re DQE, Inc. Securities Litigation, Master File No. 01-1851 (W.D. Pa.), and the plaintiffs filed a second consolidated amended complaint on April 15,

2002. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 12(a)(2) of the Securities Act of 1933 (the "Securities Act"). The complaint also alleges controlling person liability under Section 20(a) of the Exchange Act and Section
15 of the Securities Act. The complaint alleges that between December
6, 2000 and April 30, 2001, the defendants issued a number of materially false and misleading statements concerning investments made by our subsidiary, DQE Enterprises, and the impact that these investments would have on our current and future financial results.
More particularly, the complaint alleges that DQE and Marshall stated their expectation that certain companies in which DQE Enterprises had invested would undertake initial public offerings of their shares, with the result that our earnings would be positively impacted by the public market valuation of DQE Enterprises' interests in these companies, but failed to disclose allegedly adverse facts that made the possibility of successful public offerings of the securities of these companies unlikely. The complaint seeks an award of unspecified compensatory damages, and an order permitting class members who purchased DQE shares through a dividend reinvestment plan to rescind those purchases, pre- and post-judgment interest, attorneys' fees and expenses of litigation and unspecified equitable and injunctive relief.
    In February 2001, 39 former and current employees of our subsidiary AquaSource, Inc., all minority investors in AquaSource, commenced an action against DQE, AquaSource and others in the District Court of Harris County, Texas. The complaint alleges that the defendants fraudulently induced the plaintiffs to agree to sell their AquaSource Class B stock back to AquaSource by falsely promising orally that DQE would invest $1 billion or more in AquaSource, which, plaintiffs allege, would have permitted them to realize significant returns on their investments in AquaSource. The complaint also alleges that the defendants mismanaged AquaSource, and thus decreased the value of plaintiffs' AquaSource stock. Plaintiffs seek, among other relief, an order rescinding their agreements to sell their stock back to AquaSource, an award of actual damages not to exceed $100 million and exemplary damages not to exceed $400 million.
    In the first quarter of 2002, DQE and AquaSource filed counterclaims alleging that 10 plaintiffs who held key AquaSource management positions engaged in deceptive practices designed to obtain funding for acquisitions and to make those acquisitions appear to meet certain return on investment requirements, and that all plaintiffs were unjustly enriched by these wrongful actions. DQE, AquaSource and AquaSource Utility, Inc. also filed a counterclaim against two plaintiffs alleging claims for breach of contract, breach of warranty, indemnification, fraud and unjust enrichment in connection with the acquisition of various water and wastewater companies from these two plaintiffs.
    Although we cannot predict the ultimate outcome of these cases or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuits are without merit, strenuously deny all of the plaintiffs' allegations of wrongdoing and believe we have meritorious defenses to the plaintiffs' claims. We intend to vigorously defend these lawsuits.
    As discussed elsewhere in this report, Duquesne Light requested and received PUC approval to recover approximately $13.0 million of costs we will incur in 2002 due to the RNR. On November 19, 2001, the Pennsylvania Office of Consumer Advocate (OCA) filed a complaint with the PUC, objecting to the recovery approval and stating various matters, such as rate of return and offsetting savings, that should be considered before allowing RNR recovery in excess of rate caps. An initial hearing on the OCA's complaint was held May 2, 2002 before a PUC administrative law judge, who denied the OCA's objections.
However, on May 9, 2002, the PUC ordered that Duquesne Light's quarterly earnings may be considered in the RNR proceedings. An additional hearing has been scheduled for May 21, 2002, and we anticipate a final decision in the third quarter of 2002.
    Although we cannot predict the ultimate outcome of this matter, we believe the final resolution will not significantly affect our results of operations or cash flows.

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

OTHER
    DQE Financial maintains a limited partnership investment in a waste-to-energy facility. In January 2002, Moody's Investor Service downgraded the general partner's credit rating. The general partner's credit condition led to an event of default under the partnership's service agreement to operate the underlying waste-to-energy facility for the local authority. The local authority has issued a notice to terminate the services agreement effective May 30, 2002. On April 1, 2002, the general partner and the partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to the bankruptcy filing, the general partner obtained debtor-in-possession financing to meet ongoing cash needs and has obtained a non-binding letter of intent to be acquired upon emergence from Chapter 11. DQE Financial is currently assessing the effect of these events on the recoverability of its asset carrying value, which is approximately $15.7 million as of March 31, 2002.

E. BUSINESS SEGMENTS AND RELATED INFORMATION
    We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) Duquesne Light's transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light's supply of electricity (electricity supply business segment), (3) Duquesne Light's collection of transition costs (CTC business segment), (4) AquaSource's management of water systems (water distribution business segment), (5) DQE Energy Services' development, operation and maintenance of energy and alternative fuel facilities (Energy Services business segment), (6) DQE Financial's collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment) and (7) DQE Enterprises' management of electronic commerce, energy services and technologies, and communications investment portfolios (Enterprises business segment).
    We also report an "all other" category, to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our "all other" category are comprised of revenues from our propane delivery and telecommunications business lines.


Business Segments for the Three Months Ended:
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  (Millions of Dollars)
                                    -----------------------------------------------------------------------------------------
                                     Electricity  Electricity          Water        Energy
                                      Delivery      Supply     CTC   Distribution  Services  Financial  Enterprises  Other
                                    -----------------------------------------------------------------------------------------
March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
Operating revenues                  $   80.2      $ 104.2     $65.0  $  25.8       $  10.8    $   4.0     $  0.5    $  18.0
Operating expenses                      33.8        103.6       2.9     23.1           6.3       12.0        0.6       20.8
Depreciation and amortization           14.2            -      60.1      2.5           0.5        1.6        0.1        1.4
-----------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)               32.2          0.6       2.0      0.2           4.0       (9.6)      (0.2)      (4.2)
Other income                            12.2            -         -      0.9           0.4       15.0        0.2        0.2
Interest and other charges              18.9            -         -      0.2           0.1        0.2          -        8.7
-----------------------------------------------------------------------------------------------------------------------------
  Income (loss) before taxes            25.5          0.6       2.0      0.9           4.3        5.2          -      (12.7)
Income taxes                            10.2          0.2       0.7      0.4           1.4        0.1          -       (4.4)
-----------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                 $   15.3      $   0.4     $ 1.3  $   0.5       $   2.9    $   5.1     $    -    $  (8.3)
=============================================================================================================================

Assets                              $1,839.5      $     -     $76.6  $ 386.1       $  34.4    $ 608.5     $ 22.5    $ 168.0
=============================================================================================================================
Capital expenditures                $   l3.9      $     -     $   -  $  10.4       $   0.2    $   1.9     $    -    $   1.5
=============================================================================================================================

Business Segments for the Three Months Ended:
-----------------------------------------------------------------------------------------------------------------------------

                                    -----------------------
                                       Elimina-    Consoli-
                                        tions       dated
                                    -----------------------
March 31, 2002
-----------------------------------------------------------
Operating revenues                  $   (0.4)    $  308.1
Operating expenses                      (1.4)       201.7
Depreciation and amortization              -         80.4
-----------------------------------------------------------
  Operating income (loss)                1.0         26.0
Other income                            (7.8)        21.1
Interest and other charges              (6.3)        21.8
-----------------------------------------------------------
  Income (loss) before taxes            (0.5)        25.3
Income taxes                               -          8.6
-----------------------------------------------------------
  Net income (loss)                 $   (0.5)    $   16.7
===========================================================

Assets                              $      -     $3,135.6
===========================================================
Capital expenditures                $      -     $   27.9
===========================================================


Business Segments for the Three Months Ended:
--------------------------------------------------------------------------------------------------------------------
                                                                                  (Millions of Dollars)
                             ---------------------------------------------------------------------------------------
                                Electricity   Electricity               Water       Energy
                                  Delivery      Supply      CTC      Distribution  Services  Financial  Enterprises
                             ----------------------------------------------------------------------------------------
March 31, 2001
---------------------------------------------------------------------------------------------------------------------
Operating revenues             $   73.7      $  97.6       $  74.1   $  25.6       $ 3.9     $  9.0     $  6.0
Operating expenses                 40.8         97.6           3.3      22.0         3.9       12.0        5.5
Depreciation and amortization      14.8           -           64.3       4.6         0.4        1.2        0.9
---------------------------------------------------------------------------------------------------------------------
  Operating income (loss)          18.1           -            6.5      (1.0)       (0.4)      (4.2)      (0.4)
Other income                       10.3           -             -        1.5         1.8       17.1        1.0
Interest and other charges         20.3           -             -        0.2         0.1        2.2        0.1
---------------------------------------------------------------------------------------------------------------------
  Income (loss) before taxes        8.1           -            6.5       0.3         1.3       10.7        0.5
Income taxes                        3.3           -            2.3       0.4         0.4        0.6       (0.2)
---------------------------------------------------------------------------------------------------------------------
  Net income (loss)            $    4.8      $    -        $   4.2   $  (0.1)      $ 0.9     $ 10.1     $  0.7
=====================================================================================================================

Assets(1)                      $1,702.5      $    -        $ 134.3   $ 389.7       $35.2     $623.6     $ 35.2
=====================================================================================================================
Capital expenditures           $   11.1      $    -        $    -    $   9.2       $ 0.7     $  3.1     $   -
=====================================================================================================================

Business Segments for the Three Months Ended:
--------------------------------------------------------------
                                   (Millions of Dollars)
                               -------------------------------
                                         Elimina-   Consoli-
                                 Other    tions      dated
                               -------------------------------
March 31, 2001
--------------------------------------------------------------
Operating revenues              $ 33.7    $ (3.1)   $  320.5
Operating expenses                28.4      (5.3)      208.2
Depreciation and amortization      1.6        -         87.8
--------------------------------------------------------------
  Operating income (loss)          3.7       2.2        24.5
Other income                       2.3     (10.6)       23.4
Interest and other charges        13.4      (7.9)       28.4
--------------------------------------------------------------
  Income (loss) before taxes      (7.4)     (0.5)       19.5
Income taxes                       0.5        -          7.3
--------------------------------------------------------------
  Net income (loss)             $ (7.9)   $ (0.5)   $   12.2
==============================================================

Assets(1)                       $305.4    $   -     $3,225.9
==============================================================
Capital expenditures            $  1.0    $   -     $   25.1
==============================================================

(1) Relates to assets as of December 31,2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth in Part I, Item 1 of this Report.

     DQE, Inc. delivers essential products and related services, including electricity, water and communications, to more than one million customers throughout the United States. Our subsidiaries are Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, LLC; DQE Financial Corp.; DQE Enterprises, Inc.; DQE Communications, Inc.; ProAm, Inc.; Duquesne Power Inc.; Cherrington Insurance, Ltd.; and DQE Capital Corporation.
     Duquesne Light, our largest operating subsidiary, is an electric utility engaged in the transmission and distribution of electric energy.
     AquaSource is a water resource management company that acquires, develops and manages water and wastewater systems and complementary businesses.
     DQE Energy Services is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and alternative fuel facilities.
     DQE Financial owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.
     DQE Enterprises manages our remaining electronic commerce, energy services and technologies, and communications investment portfolios.
     Duquesne Power Inc. was formed in April 2002 to explore various alternative generation supply options, including the construction of a gas-turbine electric generating facility. Our other business lines include the following: propane distribution, communications systems, and financing and insurance services for DQE and various affiliates.

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

BUSINESS SEGMENTS
This information is set forth in "Results of Operations" below and in "Business Segments and Related Information," Note E to our condensed consolidated financial statements.

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

     . DQE cash flow, earnings, earnings growth and dividends will depend on the performance of our subsidiaries, the effectiveness of the divestiture of non-core businesses, the implementation of our growth strategy, and board policy.
     . Demand for and pricing of electric, water and telecommunications utility services and landfill gas, changing market conditions and weather conditions could affect earnings levels at DQE and each subsidiary.
     . The number of customers who choose to receive electric generation through POLR II will affect Duquesne Light's earnings.
     . Customer energy demand, fuel costs and plant operations will affect DQE
       Energy Services' earnings.
     . The outcome of the previously reported shareholder litigation initiated against both DQE and AquaSource may affect our performance.

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

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2001 the Financial Accounting Standards Board (FASB) issued two new accounting standards, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles," and SFAS No. 143, "Accounting for Asset Retirement Obligations."
     SFAS No. 142 establishes financial accounting and reporting for acquired goodwill and other intangible assets. This standard requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, be tested at least annually for impairment, and more frequently if certain indicators appear.
     We adopted this standard effective January 1, 2002, and accordingly ceased amortization of goodwill, as that is our only intangible asset with an indefinite useful life.
     The required test for impairment consists of a two-step process that begins with an estimation of the fair value of our reporting units. The first step is a screen for potential impairment and the second measures the amount of impairment, if any. The new standard requires that we complete the first step of the goodwill impairment test by June 30, 2002. Our goodwill relates to both our water distribution ($111.5 million) and propane delivery ($30.6 million) businesses, which were formed through the acquisition of numerous smaller companies over a relatively short period of time. To date, the synergies anticipated from these acquisitions have not been fully realized. Because of the extensive effort needed to complete this assessment for these entities, we have neither determined whether there is any indication that goodwill is impaired, nor estimated the amount of any potential impairment.
     To the extent that an indication of impairment exists upon completion of the first step, we must perform a second test to measure the amount of the impairment. The second test must be performed as soon as possible, but no later than December 31, 2002. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle.
     SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 143 will have on our financial statements.

RESULTS OF OPERATIONS

OVERALL PERFORMANCE
     Basic earnings per share were $0.29 in the first quarter of 2002 compared to $0.22 in the first quarter of 2001, an increase of 31.8 percent. The average shares outstanding increased 0.3 million, or 0.5 percent. Earnings available for common shareholders increased from $12.2 million in the first quarter of 2001 to $16.5 million in the first quarter of 2002, an increase of 35.2 percent. This increase is primarily due to decreased operating expenses, which are a result of the corporate restructuring that occurred in the fourth quarter of 2001 as well as our cost reduction initiatives, which continue to generate incremental cost savings. Other items that positively affected available earnings include lower amortization, which is a result of the implementation of SFAS No. 142 and the impairment charges taken in 2001; and lower interest expense, which is a result of lower debt levels as well as lower interest rates on our variable rate, tax-exempt debt. Partially offsetting these items was a charge of $3.5 million related to the write-off of a receivable from a telecommunications customer who filed for bankruptcy in March 2002.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
     We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) Duquesne Light's transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light's supply of electricity (electricity supply business segment), (3) Duquesne Light's collection of transition costs (CTC business segment), (4) AquaSource's management of water systems (water distribution business segment), (5) DQE Energy Services' development, operation and maintenance of energy and alternative fuel facilities (Energy Services business segment), (6) DQE Financial's collection and processing of landfill gas and the management of structured finance and alternative energy investments (Financial business segment), and (7) DQE Enterprises' management of electronic commerce, energy services and technologies, and communications investment portfolios (Enterprises business segment).
     We also report an "all other" category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates.
     We have restated prior periods where appropriate to present segment information consistent with the manner that is currently utilized by management. Note E shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

     Electricity Delivery Business Segment. The electricity delivery business segment contributed $15.3 million to net income in the first quarter of 2002 compared to $4.8 million in the first quarter of 2001, an increase of $10.5 million, or 218.8 percent. This improvement is a result of lower operating expenses due to the corporate restructuring that occurred in the fourth quarter of 2001 as well as our cost reduction initiatives, which continue to generate incremental cost savings. Net income was also positively impacted by higher other income, due to the $0.8 million after-tax gain recognized on the sale of securities in 2002, and lower interest charges, due to lower interest rates in the first quarter of 2002 on the tax-exempt, variable rate debt.
     Operating revenues for this business segment are primarily derived from the delivery of electricity. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to residential, commercial and industrial customers are influenced by national and global economic conditions.
     Operating revenues increased by $6.5 million or 8.8 percent compared to the first quarter of 2001. The increase can be primarily attributed to the $3.9 million increase in revenue due to the increased RNR tax rate, which became effective January 1, 2002. Pennsylvania electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. (See "Legal Proceedings.")
     Residential sales decreased 1.0 percent, primarily due to warmer winter weather in 2002. Commercial sales increased 1.8 percent due to an increase in the number of commercial customers, while industrial sales decreased 2.0 percent due to decreased consumption by steel manufacturers, as well as customers in the chemical industry. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

-----------------------------------------------------------------------------
                                                      KWH Delivered
                                          -----------------------------------
                                                      (In Millions)
                                          -----------------------------------
First Quarter                              2002           2001         Change
-----------------------------------------------------------------------------
Residential                                892             901         (1.0)%
Commercial                               1,513           1,486          1.8 %
Industrial                                 820             837         (2.0)%
-----------------------------------------------------------------------------
  Sales to Electric
    Utility Customers                    3,225           3,224            - %
=============================================================================

     Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased by $7.0 million or 17.2 percent compared to the first quarter of 2001, due to the corporate restructuring that occurred in the fourth quarter of 2001 as well as our cost reduction initiatives, which continue to generate incremental cost savings.
     Depreciation and amortization expense includes the depreciation of electric delivery-related plant and equipment. There was a decrease of $0.6 million or 4.1 percent compared to the first quarter of 2001.
     Other income increased $1.9 million or 18.4 percent compared to the first quarter of 2001, primarily due to a $1.3 million pre-tax gain recognized on the sale of certain securities during the first quarter of 2002.
     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. In the first quarter of 2002, there was $1.4 million or 6.9 percent less interest and other charges compared to the first quarter of 2001, primarily due to $2.0 million less interest because of the favorable interest rates on the $418.0 million of variable rate, tax-exempt debt, partially offset by commercial paper borrowings made in January 2002.

     Electricity Supply Business Segment. In the first quarter of 2002, the electricity supply business segment reported net income of $0.4 million, compared with net income of zero in the first quarter of 2001. For the period April 28, 2000 through December 31, 2001, this segment's financial results reflected our initial provider of last resort service arrangement, which was designed to be income neutral to Duquesne Light. During the first quarter of 2002, Duquesne Light began operating under the POLR II arrangement, which extends the provider of last resort service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. This arrangement also permits Duquesne Light, following CTC collection for each rate class, an average margin of 0.5 cents per KWH supplied.
     Operating revenues for this business segment are derived primarily from the supply of electricity for delivery to retail customers and, to a much lesser extent, the supply of electricity to wholesale customers. Retail energy requirements fluctuate as the number of customers participating in customer choice changes. Energy requirements for residential and commercial customers are also influenced by weather conditions; temperature extremes lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements for industrial customers are primarily influenced by national and global economic conditions.
     Short-term sales to other utilities are made at market rates.
Fluctuations result primarily from excess daily energy deliveries to Duquesne Light's electricity delivery system.
     Operating revenues increased $6.6 million or 6.8 percent compared to the first quarter of 2001. The increase is due to a 9.3 percent higher average generation rate charged to customers, as well as a slightly larger percentage of customers who receive electricity through our provider of last resort service arrangement.
     The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier.

-----------------------------------------------------------------------------
                                                       KWH Supplied
                                               ------------------------------
                                                       (In Millions)
                                               ------------------------------
First Quarter                                  2002        2001       Change
-----------------------------------------------------------------------------
Residential                                     643         621        3.5 %
Commercial                                    1,134       1,137       (0.3) %
Industrial                                      749         749          - %
-----------------------------------------------------------------
   KWH Sales                                  2,526       2,507        0.8 %
Sales to Other Utilities                         63         155      (59.4)%
-----------------------------------------------------------------
Total Sales                                   2,589       2,662       (2.7)%
=============================================================================

     Operating expenses for the electricity supply business segment consist of costs to obtain energy for our provider of last resort service and gross receipts tax, both of which fluctuate in direct relation to operating revenues. Operating expenses increased $6.0 million or 6.1 percent compared to the first quarter of 2001. As a result of the higher average generation rate charged to customers in the first quarter of 2002, the resulting cost of energy increased due to the pass-through nature of the provider of last resort agreements.

     CTC Business Segment. For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. Duquesne Light is allowed to earn an 11 percent pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return earned by Duquesne Light.
     In the first quarter of 2002, the CTC business segment reported net income of $1.3 million compared to $4.2 million during the same period in 2001, a decrease of $2.9 million or 69.0 percent.
     Operating revenues decreased $9.1 million or 12.3 percent, due to a 6.1 percent decrease in the average CTC rate charged to customers from 2001 to 2002, as well as the full collection of the allocated CTC balance for most of our residential customers during the first quarter of 2002.
     Operating expenses consist solely of gross receipts tax, which fluctuates in direct relation to operating revenues. Operating expenses decreased $0.4 million or 12.1 percent compared to the first quarter of 2001.
     Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $4.2 million or 6.5 percent compared to the first quarter of 2001, primarily due to the full collection of the allocated CTC balance for most of our residential customers. We anticipate full CTC collection by mid-year 2002 for most of our remaining major rate classes.

     Water Distribution Business Segment. The water distribution business segment contributed $0.5 million to net income in the first quarter of 2002 compared to a net loss of $0.1 million in the first quarter of 2001, an increase of $0.6 million, primarily attributable to decreased depreciation and amortization expense.
     Operating revenues for this business segment are derived from the following: billings related to water and sewer services for utilities (both owned and contract-operated by AquaSource) and water-related construction and engineering projects. Customer water use depends on weather conditions.

     Operating expenses for the water distribution segment mainly consist of costs to operate and maintain the water distribution systems, administrative expenses and non-income taxes, such as property and payroll taxes. Operating expenses increased $1.1 million or 5.0 percent compared to the first quarter of 2001.
     Depreciation and amortization expense includes depreciation of utility delivery systems and, in 2001, the amortization of goodwill on acquisitions. Depreciation and amortization expense decreased $2.1 million or 45.7 percent, primarily due to the adoption of SFAS No. 142, which ceased the amortization of goodwill. (See Note A.)

     Energy Services Business Segment. In the first quarter of 2002, the Energy Services business segment reported net income of $2.9 million, compared to net income of $0.9 million in the first quarter of 2001. The $2.0 million increase is due to increased facility management income from service contracts entered into after the first quarter of 2001.
     Operating revenues for this business segment are primarily derived from facility management services for industrial, airport and alternative fuel customers. Operating revenues increased $6.9 million or 176.9 percent compared to the first quarter of 2001. This increase is due to increased facility management revenue from the new service contracts.
     Operating expenses for the Energy Services business segment consist of the operating and maintenance costs to manage the facilities. Operating expenses increased $2.4 million or 61.5 percent from the first quarter of 2001, primarily due to the new service contracts.
     Other income was $1.4 million lower in the first quarter of 2002, due primarily to a gain recognized on the sale of real property in 2001.

     Financial Business Segment. In the first quarter of 2002, the Financial business segment reported net income of $5.1 million, compared to net income of $10.1 million in the first quarter of 2001. The $5.0 million decrease is primarily due to significantly lower landfill gas sales prices, which declined by 63.4 percent, and less income from the affordable housing portfolio, most of which had been sold by the end of the first quarter of 2002.
     Operating revenues for this business segment are primarily derived from the sale of landfill gas. Operating revenues decreased $5.0 million or 55.6 percent compared to the first quarter of 2001, due to lower landfill gas prices.
     Operating expenses for the Financial business segment consist of the various costs to operate and maintain the landfill gas sites. Operating expenses were consistent with the first quarter of 2001.
     Other income consists of income from leveraged lease and affordable housing investments, tax credits generated from the landfill and natural gas investments, and gains recognized on the sales of investments. Other income decreased $2.1 million or 12.3 percent as compared to the first quarter of 2001, due to the loss of income from the affordable housing portfolio, as well as the loss of tax credits from landfill gas projects abandoned in 2001.
     Interest and other charges decreased $2.0 million or 90.9 percent as compared to 2001, due to the retirement of $85.0 million of medium term notes beginning in the second quarter of 2001.

     Enterprise Business Segment. The Enterprises business segment did not generate any net income in the first quarter of 2002, compared to net income of $0.7 million in the first quarter of 2001. We are in the process of an orderly divestiture of the remaining investments of this business segment as opportunities arise and market conditions permit.

     All Other. The all other category had an $8.3 million net loss in the first quarter of 2002 compared to a $7.9 million net loss in the first quarter of 2001.
     In the first quarter of 2002, operating revenues decreased by $15.7 million or 46.6 percent compared to the first quarter of 2001. This decrease was primarily the result of decreased revenues of $5.9 million due to the sale of our bottled water business in May 2001, and $7.4 million due to lower propane prices and propane sales.
     Operating expenses decreased in the first quarter of 2002 by $7.6 million or 26.8 percent compared to the first quarter of 2001. This decrease was primarily the result of a $6.2 million decrease in expenses due to the sale of our bottled water business in 2001. In the first quarter of 2002, we also experienced $5.9 million of lower cost of goods sold for the propane business, which was offset by the write-off of a receivable from a telecommunications customer who filed for bankruptcy in March 2002.
     Interest and other charges include interest on long-term debt, other interest, and preferred stock dividends of our other business lines. A decrease of $4.7 million in the first quarter of 2002 was primarily due to lower short-term borrowing levels.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES
     We estimate that during 2002 we will spend, excluding the allowances for funds used during construction, approximately $70.0 million for electric utility construction; $53.0 million for water utility construction; and $10.0 million for construction by our other business lines.

During the first three months of 2002, we have spent approximately $27.9 million on capital expenditures, consisting of approximately $13.9 million at Duquesne Light, $10.4 million at Aquasource and the remaining $3.6 million on other.

ASSET DISPOSITIONS
     In the first quarter of 2002, we sold a significant portion of our remaining affordable housing portfolio, receiving proceeds of approximately $17.0 million, which approximated book value. We also sold a wastewater facility and real property and received proceeds of approximately $0.9 million and $0.8 million, respectively, which approximated book value. We received approximately $1.3 million from the sale of securities and recognized an after-tax gain of $0.8 million.

FINANCING AND CAPITAL AVAILABILITY
     On April 5, 2002, we filed a shelf registration statement for up to $500.0 million of preferred stock, common stock, stock purchase contracts, stock purchase units, warrants, DQE debt securities and DQE Capital debt securities, to be issued from time to time. Our ability to issue such securities will depend on, among other things, market demand, interest rates, and corporate strategy.
     On April 15, 2002, Duquesne Light issued $200.0 million of 6.7 percent first mortgage bonds due 2012. On April 30, 2002, Duquesne
Light issued $100.0 million of 6.7 percent first mortgage Public
Income Notes due 2032. In each case it used the proceeds to call and refund existing debt.
     In the first quarter of 2002, Moody's Investor Service, Standard
& Poor's, and Fitch Ratings assessed our short and long-term credit profiles. The ratings reflect the agencies' opinion of our overall financial strength. Ratings impact our ability to access capital markets for investment and capital requirements, as well as the relative costs related to such liquidity capability. In general, the agencies reduced our long-term credit ratings, although staying within the range considered to be investment grade. The agencies maintained the existing credit ratings for Duquesne Light's short-term debt. However Moody's and Fitch reduced DQE Capital's short-term debt rating by one level, thereby restricting DQE Capital from accessing the short-term commercial paper market. DQE Capital is exploring alternative ways to fund its short-term liquidity needs.
This ratings downgrade does not limit our ability to access our revolving credit facilities; it does, however, impact the cost of maintaining the credit facilities and the cost of any new debt. These ratings are not a recommendation to buy, sell or hold any securities of DQE or our subsidiaries, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.
     In January 2002, we refinanced $150.0 million of matured DQE
Capital floating rate notes through the issuance of commercial paper, primarily at Duquesne Light. This commercial paper may, in turn, be refunded through other debt instruments available to us.
     At March 31, 2002, we had $98.0 million of commercial paper borrowings outstanding, and $1.2 million of current debt maturities. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $155.0 million, the amount of average daily borrowings was $118.3 million, and the weighted average daily interest rate was 2.4 percent.
     We maintain two seperate revolving credit agreements, one for $200.0 million and one for $150.0 million, both expiring in October
2002. We may convert the $150.0 million revolver into a term loan facility for a one-year period, for any amounts then outstanding upon expiration of the revolving credit period. Interest rates on both facilities can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime and Eurodollar rates. Fees are based on the unborrowed amount of the commitment. We plan to extend both facilities prior to their expiration. At March 31, 2002 no borrowings were outstanding.
     Under our credit facilities, we are subject to financial covenants requiring each of DQE and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65.0 percent. In addition, DQE is required to maintain a minimum cash coverage ratio of 2-to-1. At March 31, 2002 we were in compliance with these covenants, having debt-to-capitalization ratios of approximately 63.5 percent at DQE and approximately 60.7 percent at Duquesne Light, and a cash coverage ratio of approximately 2.7-to-1 at DQE.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     As of March 31, 2002, we have certain contractual obligations and commercial commitments that extend beyond this year, as set forth in the following tables:


       Payments Due By Period
----------------------------------------------------------------------------------------------------
                                                               (In Millions)
                                      --------------------------------------------------------------
                                        2002     2003   2004      2005    After         Total
                                      --------------------------------------------------------------
Long-Term Debt                        $    -  $ 100.9  $101.4    $ 1.5    $1,000.8      $ 1,204.6
Notes Payable and Current Maturities    99.2        -       -       -            -           99.2
Capital Lease Obligations                0.7      0.7     0.7      0.7         1.6            4.4
Operating Leases                         5.7      5.7     5.5      3.8        24.1           44.8
----------------------------------------------------------------------------------------------------
  Total Contractual Cash Obligations  $105.6  $ 107.3  $107.6    $ 6.0    $1,026.5      $ 1,353.0
====================================================================================================
Other Commercial Commitments
----------------------------------------------------------------------------------------------------
                                                               (In Millions)
                                      --------------------------------------------------------------
                                        2002     2003   2004      2005    After         Total
                                      --------------------------------------------------------------
Revolving Credit Agreements (a)       $200.0  $ 150.0  $   -     $   -    $      -      $   350.0
Standby Letters of Credit (a)           75.9        -      -         -           -           75.9
Surety Bonds (b)
  Commercial                            88.1        -      -         -           -           88.1
  Contract                              27.8        -      -         -           -           27.8
Guarantees (See Note D)                    -        -      -         -        80.5           80.5
----------------------------------------------------------------------------------------------------
  Total Commercial Commitments        $391.8  $ 150.0  $   -     $   -    $   80.5      $   622.3
====================================================================================================

(a) Revolving Credit Agreements and Letters of Credit are typically for a 364-day period and are renewed annually.
(b) Surety bonds are renewed annually. Some of the commercial bonds cover regulatory and contractual obligations which exceed a one-year period.

RATE MATTERS

COMPETITION AND THE CUSTOMER CHOICE ACT
     The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of March 31, 2002, approximately 78.4 percent of Duquesne Light's customers measured on a KWH basis, and approximately 77.9 percent on a non-coincident peak load basis received electricity through our provider of last resort service arrangement. The remaining customers are provided with electricity through alternative generation suppliers. The number of customers participating in our provider of last resort service will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.
     Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light a competitive transition charge (discussed below) and/or transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.
     In November 2001, the Pennsylvania Department of Revenue established an increased revenue neutral reconciliation tax (RNR) in order to recover a current shortfall that resulted from electricity generation deregulation.
Since January 2002, Duquesne Light's customer bills have reflected an approximately two percent increase to recover its costs related to the RNR. (See "Legal Proceedings.")

REGIONAL TRANSMISSION ORGANIZATION
     FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining the PJM West RTO, which is currently in the final stages of approval before the FERC. In late 2001 and early 2002, Duquesne Light entered into agreements with two generation suppliers to provide the electric capacity required to meet Duquesne Light's anticipated capacity credit obligations in PJM West through 2004.
     Duquesne Light's participation in the PJM West RTO is conditioned upon PUC approval of the recovery of the cost of capacity under these agreements. We have petitioned the PUC for such approval, asking for a decision by August
14, 2002; if we do not receive approval by that date, one of the agreements will terminate, unless an extension is agreed to, and the other agreement will not become effective. Duquesne Light's inclusion in the PJM West RTO would put the region's transmission facilities under common control to enhance reliability to customers.

COMPETITIVE TRANSITION CHARGE
     In its final restructuring order, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. Following our application of net generation asset sale proceeds to reduce transition costs, the CTC was fully collected in March 2002 for most of our residential customers. We anticipate full CTC collection by mid-year 2002 for most of our remaining major rate classes. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.
     For regulatory purposes, the unrecovered balance of transition costs was approximately $83.4 million ($50.8 million net of tax) at March 31, 2002, on which Duquesne Light is allowed to earn an 11.0 percent pre-tax return. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

PROVIDER OF LAST RESORT
     Although no longer a generation supplier, as the provider of last resort for all customers in its service territory, Duquesne Light must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, a third party agreed to supply all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. Duquesne Light has extended the arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004 (POLR II). The agreement also permits Duquesne Light, following CTC collection for each rate class, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to the supplier the financial risks and rewards associated with Duquesne Light's provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.
     Duquesne Light is evaluating options to provide electricity for its provider of last resort customers after POLR II expires. Such options include one or more of the following: negotiating an extension to POLR II , negotiating a similar arrangement with another generation supplier, and entering into alternative supply arrangements, such as constructing a gas-turbine electric generating facility (either independently or with partners). Although no final decision has been made, later in May 2002, Duquesne Power plans to file permits with the Pennsylvania Department of Environmental Protection for the construction of an electric-generating facility of up to 1,200 megawatts in Beaver County, Pennsylvania. After selecting the most prudent supply option, Duquesne Light plans to file a specific proposal with the PUC by August 2002. We expect this proposal will include a request for a fixed generation rate plan beyond 2004 for customers who do not choose an alternative generation supplier.

RATE FREEZE
     In connection with the POLR II agreement described above, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

AQUASOURCE RATE APPLICATIONS
     In June 2000, AquaSource filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. As previously reported, four municipalities denied or altered the rate increase, and AquaSource appealed. The parties have since entered into a settlement agreement which provides for, among other things, the following: the establishment of AquaSource's rate base; the establishment of four regional rates for service areas within the TNRCC's original jurisdiction, and three separate rates for the four municipalities who appealed; and the phase-in of the rates beginning January 1 of 2002, 2003 and 2004 (with the first phase being retroactive to the initial application filing date of July 17, 2000). AquaSource has also agreed not to file another rate case application for a rate increase that would be effective prior to July 1, 2004, unless the utility encounters financial hardship. In addition, the decision on whether AquaSource may recover costs related to acquiring its companies through its rates has been deferred until the next rate case. AquaSource expects the revised rate increase will result, ultimately, in additional annual water and sewer revenues of approximately $5.0 million. Substantially all of this rate increase has been implemented, subject to refund, pending final TNRCC approval of the settlement agreement, which is expected by mid-year 2002.
     In March 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) regarding water and sewer rates for its Utility Center, Inc. subsidiary (Aquasource's largest regulated subsidiary). Hearings were held in January 2002. We currently anticipate a final order from the IURC in the third quarter of 2002. If the petition is approved, annual water and sewer revenues for Utility Center will increase by approximately $2.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.
     We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $418.0 million or 34.9 percent of long-term debt. This variable rate debt is low-cost, tax exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.2 million for the three months ended March 31, 2002 and $0.6 million for the three months ended March 31, 2001. A 10 percent reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $52.8 million and $53.9 million as of March 31, 2002 and March 31, 2001. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

                           ____________________

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.
     As discussed elsewhere in this report, Duquesne Light requested and received PUC approval to recover approximately $13.0 million of costs we will incur in 2002 due to the RNR. On November 19, 2001, the Pennsylvania Office of Consumer Advocate (OCA) filed a complaint with the PUC, objecting to the recovery approval and stating various matters, such as rate of return and offsetting savings, that should be considered before allowing RNR recovery in excess of rate caps. An initial hearing on the OCA's complaint was held May 2, 2002 before a PUC administrative law judge, who denied the OCA's objections. However, on May 9, 2002, the PUC ordered that Duquesne Light's quarterly earnings may be considered in the RNR proceedings. An additional hearing has been scheduled for May 21, 2002, and we anticipate a final decision in the third quarter of 2002.
     Although we cannot predict the ultimate outcome of this matter, we believe the final resolution will not significantly affect our results of operations or cash flows.
     We are also involved in various other legal proceedings. (See Note D.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

   EXHIBIT 12.1 - Calculation of Ratio of Earnings to
                     Fixed Charges and Preferred and
                     Preference Stock Dividend
                     Requirements.

b. We filed a report on Form 8-K on April 5, 2002, to report (i) Duquesne Light's announcement of its exploration of generation supply options following POLR II, and (ii) the filing of our shelf registration statement.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        DQE, Inc.
                                               ------------------------
                                                      (Registrant)

Date   May 15, 2002                            /s/ Frosina C. Cordisco
       ------------                            ------------------------
                                                       (Signature)
                                                  Frosina C. Cordisco
                                              Vice President and Treasurer
                                             (Principal Financial Officer)

Date   May 15, 2002                            /s/ Stevan R. Schott
       ------------                            ------------------------
                                                     (Signature)
                                                   Stevan R. Schott
                                              Vice President and Controller
                                             (Principal Accounting Officer)