Form 10-Q
period 2002-06-30
DQE INC
filed 2002-08-14
CIK 846930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _______________  to  _____________

                             Commission File Number
                             ----------------------
                                     l-10290



                                    DQE, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Pennsylvania                                      25-1598483
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                               411 Seventh Avenue
                         Pittsburgh, Pennsylvania 15219
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

DQE Common Stock, no par value - 74,070,144 shares outstanding as of July 31, 2002.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


DQE Condensed Consolidated Statements of Operations (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                   (Millions of Dollars, Except Per Share Amounts)
                                                                   -----------------------------------------------
                                                                       Three Months                Six Months
                                                                       Ended June 30,              Ended June 30,
                                                                   -----------------------------------------------
                                                                     2002        2001          2002         2001
Operating Revenues:
Electricity sales                                                  $ 228.6     $  257.4     $  474.2      $ 496.6
Water sales                                                           28.1         26.3         53.9         52.0
Other                                                                 26.5         29.7         63.2         85.4
------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                                        283.2        313.4        591.3        634.0
------------------------------------------------------------------------------------------------------------------
Operating expenses:
Purchased power                                                      104.0        104.1        202.9        197.6
Other operating                                                       75.5         71.5        154.7        165.3
Maintenance                                                            8.3          6.1         13.7         11.7
Impairment of long-lived assets (Note D)                             100.9        109.2        100.9        109.2
Depreciation and amortization                                         51.3         89.9        131.7        177.7
Taxes other than income taxes                                         18.6         15.9         36.8         31.2
------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                        358.6        396.7        640.7        692.7
------------------------------------------------------------------------------------------------------------------
Operating Loss                                                       (75.4)       (83.3)       (49.4)       (58.7)
------------------------------------------------------------------------------------------------------------------
Other income:
Investment income                                                     18.0          8.2         39.l         31.6
Investment impairment (Note D)                                       (10.8)       (47.3)       (10.8)       (47.3)
------------------------------------------------------------------------------------------------------------------
     Total Other income                                                7.2        (39.1)        28.3        (15.7)
------------------------------------------------------------------------------------------------------------------
Interest and Other Charges                                            23.0         27.6         44.8         56.0
------------------------------------------------------------------------------------------------------------------
Loss Before Income Taxes and Cumulative
Effect of a Change in Accounting Principle                           (91.2)      (150.0)       (65.9)      (130.4)
------------------------------------------------------------------------------------------------------------------
Income Taxes                                                           5.8        (28.2)        14.4        (20.9)
------------------------------------------------------------------------------------------------------------------
Loss Before Cumulative Effect
of a Change in Accounting Principle                                  (97.0)      (121.8)       (80.3)      (109.5)
------------------------------------------------------------------------------------------------------------------
Cumulative Effect of a Change  in Accounting Principle (Note D)         --           --       (113.7)          --
------------------------------------------------------------------------------------------------------------------
Net Loss                                                             (97.0)      (121.8)      (194.0)      (109.5)
------------------------------------------------------------------------------------------------------------------
Dividends on Preferred Stock                                           0.1          0.2          0.3          0.2
------------------------------------------------------------------------------------------------------------------
Loss Attributable to Common Stock                                  $ (97.1)    $ (122.0)    $ (194.3)     $(109.7)
==================================================================================================================
Average Number of Common Shares
   Outstanding (Millions of Shares)                                   57.4         55.9         56.8         55.9
==================================================================================================================
Basic and Diluted Loss Per Share of Common Stock:
Before cumulative effect of a change in accounting principle       $ (1.69)    $  (2.18)    $  (l.42)     $ (1.96)
Cumulative effect of a change in accounting principle              $    --     $     --     $  (2.00)     $    --
------------------------------------------------------------------------------------------------------------------
Basic and Diluted Loss Per Share of Common Stock                   $ (1.69)    $  (2.18)    $  (3.42)     $ (1.96)
==================================================================================================================
Dividends Declared Per Share of Common Stock                       $   0.42    $   0.42     $   0.84      $  0.84
==================================================================================================================

See notes to condensed consolidated financial statements.


DQE Condensed Consolidated Balance Sheets (Unaudited)
-------------------------------------------------------------------------------------------
                                                                     (Millions of Dollars)
                                                                 --------------------------
                                                                   June 30,    December 31,
ASSETS                                                               2002         2001
-------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                              $    206.8    $      7.3
Receivables                                                           184.6         193.0
Other current assets                                                   72.2         123.6
-------------------------------------------------------------------------------------------
     Total Current Assets                                             463.6         323.9
-------------------------------------------------------------------------------------------
Long-Term Investments                                                 591.6         628.2
-------------------------------------------------------------------------------------------
Property, Plant and Equipment                                       2,406.4       2,448.0
Less: Accumulated depreciation                                       (779.9)       (759.7)
-------------------------------------------------------------------------------------------
     Total Property, Plant and Equipment-Net                        1,626.5       1,688.3
-------------------------------------------------------------------------------------------
Other Non-Current Assets:
   Transition costs                                                    45.7         134.3
   Regulatory assets                                                  272.4         267.2
   Other                                                               69.6         184.0
-------------------------------------------------------------------------------------------
     Total Other Non-Current Assets                                   387.7         585.5
-------------------------------------------------------------------------------------------
        Total Assets                                             $  3,069.4    $  3,225.9
===========================================================================================

CAPITALIZATION AND LIABILITIES
-------------------------------------------------------------------------------------------
Current Liabilities:
   Notes payable and current debt maturities                     $     36.2    $    151.4
   Other current liabilities                                          253.7         235.4
-------------------------------------------------------------------------------------------
     Total Current Liabilities                                        289.9         386.8
-------------------------------------------------------------------------------------------
Non-Current Liabilities:
   Deferred income taxes - net                                        586.3         611.4
   Deferred income                                                     95.4         103.5
   Other non-current liabilities                                      148.7         174.1
-------------------------------------------------------------------------------------------
     Total Non-Current Liabilities                                    830.4         889.0
-------------------------------------------------------------------------------------------
   Commitments and contingencies (Note H)
-------------------------------------------------------------------------------------------
Capitalization:
Long-Term Debt                                                      1,203.6       l,l98.8
-------------------------------------------------------------------------------------------
DLC Obligated Mandatorily Redeemable Preferred Trust Securities       150.0         150.0
-------------------------------------------------------------------------------------------
Preferred Stock:
   DQE preferred stock                                                 16.4          16.4
   Preferred stock of subsidiaries                                     62.6          62.6
   Preference stock of subsidiaries                                    14.4          13.8
-------------------------------------------------------------------------------------------
     Total Preferred Stock                                             93.4          92.8
-------------------------------------------------------------------------------------------
Common Shareholders' Equity:
   Common stock - no par value (authorized - 187,500,000
     shares; issued - 126,929,154 and 109,679,154 shares)           1,219.0         994.8
   Retained earnings                                                  516.2         759.7
   Treasury stock (at cost) (53,185,258 and 53,770,877 shares)     (1,233.l)     (1,246.7)
   Accumulated other comprehensive income                                --           0.7
-------------------------------------------------------------------------------------------
     Total Common Shareholders' Equity                                502.1         508.5
-------------------------------------------------------------------------------------------
     Total Capitalization                                           l,949.1       1,950.l
-------------------------------------------------------------------------------------------
        Total Liabilities and Capitalization                     $  3,069.4    $  3,225.9
===========================================================================================


See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Statements of Cash Flows (Unaudited)

----------------------------------------------------------------------------------------
                                                                (Millions of Dollars)
                                                             ---------------------------
                                                              Six Months Ended June 30,
                                                             ---------------------------
                                                                   2002      2001
----------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                       $  140.8  $  173.7
Changes in working capital other than cash                           (3.8)    (55.5)
Other                                                                28.6     (28.8)
----------------------------------------------------------------------------------------
     Net Cash Provided from Operating Activities                    165.6      89.4
----------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                (59.1)    (71.1)
Proceeds from disposition of investments                             23.2      26.7
Collection of note receivable                                         7.0        --
Other                                                                (4.0)    (15.6)
----------------------------------------------------------------------------------------
     Net Cash Used in Activities                                    (32.9)    (60.0)
----------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Issuance of debt (Note G)                                           300.0        --
Commercial paper borrowings                                          35.0      20.0
Reductions of long-term obligatins (Note G)                        (443.9)    (15.3)
Issuance of common stock (Note F)                                   223.4        --
Dividends on common and preferred stock                             (48.5)    (47.8)
Other                                                                 0.8       2.8
----------------------------------------------------------------------------------------
     Net Cash Provided from (Used  in) Financing Activities          66.8     (40.3)
----------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments      199.5     (10.9)
Cash and temporary cash investments at beginning of period            7.3      15.8
----------------------------------------------------------------------------------------
Cash and temporary cash investments at end of peirod             $  206.8  $    4.9
========================================================================================

See notes to condensed consolidated financial statements.


DQE Condensed Consolidated Statements of Comprehensive Income (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                            (Millions of Dollars)
                                                                  -------------------------------------------
                                                                      Three Months           Six Months
                                                                     Ended June 30,         Ended June 30,
                                                                  -------------------------------------------
                                                                     2002       2001       2002       2001
-------------------------------------------------------------------------------------------------------------
Net loss                                                          $   (97.0) $  (121.8) $  (194.0) $  (109.5)
-------------------------------------------------------------------------------------------------------------
Other comprehensive income:
   Unrealized holding gains (losses) arising during the period,
     net of tax of $0, $2.1, $0 and $(3.2)                               --        5.1         --       (5.9)
-------------------------------------------------------------------------------------------------------------
Comprehensive Loss                                                $   (97.0) $  (116.7) $  (194.0) $  (115.4)
=============================================================================================================


See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A. CONSOLIDATION AND ACCOUNTING POLICIES

Consolidation

   DQE, Inc. delivers essential products and related services, including electricity, water and communications, to more than one million customers throughout the United States. Our subsidiaries include Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, LLC; Duquesne Power, Inc.; DQE Financial Corp.; DQE Enterprises, Inc.; DQE Communications, Inc.; ProAm, Inc.; Cherrington Insurance, Ltd.; and DQE Capital Corporation.

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

   Duquesne Power was formed in April 2002 to explore various alternative generation supply options.

   DQE Financial owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

   DQE Capital, a 100 percent-owned finance subsidiary, provides financing for the operations of our subsidiaries other than Duquesne Light. We fully and unconditionally guarantee payment of DQE Capital's debt securities including $100.0 million of Public Income Notes, due 2039, and a $200.0 million revolving credit facility. At June 30, 2002 no borrowings were outstanding under the credit facility.

   DQE Enterprises manages our remaining electronic commerce and energy technologies investment portfolios.

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

   The interim financial information for the three and six month periods ended June 30, 2002 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

   These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year.

Recent Accounting Pronouncements

   On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the impact of which was not significant to our financial statements.

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

B. RATE MATTERS

Competition and the Customer Choice Act

   The Customer Choice Act enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of June 30, 2002, approximately 77.6 percent of Duquesne Light's customers measured on a kilowatt-hour (KWH) basis and approximately 75.6 percent on a non-coincident peak load basis received electricity through our provider of last resort service arrangement (discussed below). The remaining customers are provided with electricity through alternative generation suppliers. The number of customers participating in our provider of last resort service will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

   Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light CTC (discussed below) and/or transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

   In November 2001, the Pennsylvania Department of Revenue established an increased revenue neutral reconciliation tax (RNR) in order to recover a current shortfall that resulted from electricity generation deregulation. Since January 2002, Duquesne Light's customer bills have reflected an approximately two percent increase to recover its costs related to the RNR. (See Note H.)

Regional Transmission Organization

   FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light planned to join the PJM West RTO. In late 2001 and early 2002, Duquesne Light entered into agreements with two generation suppliers to provide the electric capacity required to meet Duquesne Light's anticipated capacity credit obligations in PJM West through 2004.

   Duquesne Light's participation in the PJM West RTO was to be conditioned upon PUC approval of the recovery of the cost of capacity under these agreements, and we petitioned the PUC for such approval. However, on July 31, 2002, the FERC issued a series of proposals designed to establish a standard market design and transmission service for interstate electricity transactions, and extend its deadline for joining an RTO until September 2004. In light of the FERC's proposals, the PUC dismissed Duquesne Light's petition without prejudice. As a result, neither of the capacity agreements will take effect. Duquesne Light will continue to evaluate the FERC's proposals and their impact on the possibility of joining an RTO.

Competitive Transition Charge

   In its final restructuring order, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Following our application of net generation asset sale proceeds to reduce transition costs, the CTC was fully collected for most of our residential customers during the first quarter of 2002 and a large number of our commercial customers during the second quarter of 2002. As of June 30, 2002, the CTC balance has been fully collected for approximately 95 percent of Duquesne Light's customers, and 46 percent of the KWH sales for the first six months of 2002. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.

   For regulatory purposes, the unrecovered balance of transition costs was approximately $48.4 million ($29.5 million net of tax) at June 30, 2002, on which Duquesne Light is allowed to earn an 11 percent pre-tax return. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

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

   While there are certain safeguards in the provider of last resort arrangements designed to mitigate losses in the event that the supplier defaults on its performance under the arrangement, Duquesne Light may face the credit risk of such a default. Contractually, Duquesne Light has various credit enhancements that would become activated upon certain events. If the supplier were to fail to deliver, Duquesne Light would have to contract with another supplier and/or make purchases in the market at the time of default at a time when market prices could be higher. While the Customer Choice Act provides generally for provider of last resort supply costs to be borne by customers, recent litigation suggests that it may not be clear whether Duquesne Light could pass any costs in excess of the existing PUC-approved provider of last resort prices on to its customers. Additionally, the supplier has recently been downgraded by the rating agencies. Although we are following the situation closely, our knowledge is limited to public disclosure, and we do not know whether the downgrade could affect the supplier's ability to perform. Duquesne Light also retains the risk that customers will not pay for the provider of last resort generation supply. However, a component of Duquesne Light's delivery rate is designed to cover the cost of a normal level of uncollectible accounts.

Rate Freeze

   In connection with POLR II, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement through 2004, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

AquaSource Rate Applications

   In June 2000, AquaSource filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. As previously reported, four municipalities denied or altered the rate increase, and AquaSource appealed. The parties have since entered into a settlement agreement which provides for, among other things, the following: the establishment of AquaSource's rate base; the establishment of four regional rates for service areas within the TNRCC's original jurisdiction, and three separate rates for the four municipalities who appealed; and the phase-in of the rates beginning January 1 of 2002, 2003 and 2004 (with the first phase being retroactive to the initial application filing date of July 17, 2000). AquaSource has also agreed not to file another rate case application for a rate increase that would be effective prior to July 1, 2004, unless the utility encounters financial hardship. In addition, the decision on whether AquaSource may recover costs in excess of net book value related to acquiring its companies through its rates has been deferred until the next rate case. AquaSource expects the revised rate increase will result, ultimately, in additional annual water and sewer revenues of approximately $5 million. Substantially all of this rate increase has been implemented, subject to refund, pending final TNRCC approval of the settlement agreement, which could occur as soon as the third quarter of 2002.

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

   We entered into an agreement to sell AquaSource's investor-owned utilities on July 29, 2002. (See Note I.)

C. RECEIVABLES

   The components of receivables for the period indicated are as follows:

-------------------------------------------------------------
                                     (Millions of Dollars)
                                   --------------------------
                                       June 30,  December 31,
                                          2002           2001
-------------------------------------------------------------
Electric customers                       $ 88.9        $ 97.1
Water customers                            15.3          14.8
Unbilled revenue accrual                   45.4          44.9
Other utility                               5.4           3.2
Other                                      40.7          42.9
   Less: Allowance for
         uncollectible accounts           (11.1)         (9.9)
-------------------------------------------------------------
         Total                           $184.6        $193.0
=============================================================

 D. IMPAIRMENT CHARGES

Goodwill

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets. This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but, instead, be tested at least annually for impairment, and more frequently if certain indicators appear. We adopted this standard effective January 1, 2002, and accordingly ceased amortization of goodwill, our only intangible asset with an indefinite useful life.

   The required test for impairment consists of a two-step process that begins with an estimation of the fair value of our reporting units. The first step is a screen for potential impairment and the second measures the amount of impairment, if any. The new standard required that we complete the first step of the goodwill impairment test by June 30, 2002. To the extent that an indication of impairment exists upon completion of the first step, we must perform a second test to measure the amount of the impairment. The second test must be performed as soon as possible, but no later than December 31, 2002. However, if the second step of the goodwill impairment test is not complete, but a goodwill impairment loss is probable and can be reasonably estimated, the best estimate of that loss shall be recognized. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle.

   Our goodwill relates to both our water distribution and propane delivery businesses. As of June 30, 2002, we had independent valuations performed on both of these reporting units in order to determine their fair values as of January 1, 2002. These valuations determined the implied fair values of each of the reporting units using a discounted cash flow analysis and public company trading multiples. These valuations indicated that the fair values of both the water distribution and propane delivery reporting units were less than their carrying values, an indication of impairment. We then assessed the fair value of the tangible assets and liabilities of each of these reporting units, and determined that substantially all of the goodwill related to the water distribution reporting unit and a portion of the goodwill related to the propane delivery reporting unit was impaired as of January 1, 2002. The valuation of the water distribution reporting unit was further supported by the terms of the July 29, 2002 agreement to sell AquaSource's investor-owned water utilities, which represent approximately 85 percent of AquaSource's 2001 total assets, for a purchase price that was significantly less than the carrying amount of the reporting unit. (See Note I.) Accordingly, we have recognized a $113.7 million charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. A cumulative effect charge of $103 million related to the water distribution reporting unit was recorded, consisting of $107.5 million recorded in the water distribution business segment, reduced by the effects of the 4.17 percent minority interest in AquaSource of $4.5 million recorded in the all other category. (See Note J.) In addition, a $10.7 million charge was recorded in the all other category relating to the propane delivery reporting unit. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge.

   After the cumulative effect charge is recorded, total goodwill of $23.3 million remains, principally at the propane delivery reporting unit ($19.8 million). In addition, $3.5 million of goodwill remains related to other AquaSource reporting units, most of which are under contract for sale as of June 30, 2002, and the purchase price approximates the carrying amount of the reporting units, including goodwill.

   The following table reconciles the prior year's reported net loss and loss per share, adjusted to exclude goodwill amortization expense that is no longer recorded under the provisions of SFAS No. 142.

------------------------------------------------------------------
                                           Three Months Ended
                                       ---------------------------
                                        June 30,        June 30,
                                          2002            2001
------------------------------------------------------------------
Reported net loss                        $(97.0)        $(121.8)
Goodwill amortization -
    water distribution                       --             1.5
Goodwill amortization -
    propane delivery                         --             0.4
------------------------------------------------------------------
   Adjusted net loss                     $(97.0)        $(119.9)
==================================================================
Basic and diluted loss per share:
   Reported loss per share               $(l.69)        $ (2.18)
   Adjusted loss per share               $(1.69)        $ (2.14)
------------------------------------------------------------------




------------------------------------------------------------------
                                             Six Months Ended
                                       ---------------------------
                                        June 30,        June 30,
                                          2002            2001
------------------------------------------------------------------
Reported net loss                       $(l94.0)        $(109.5)
Goodwill amortization -
    water distribution                       --             2.9
Goodwill amortization -
    propane delivery                         --             0.6
------------------------------------------------------------------
   Adjusted net loss                    $(194.0)        $(106.0)
==================================================================
Basic and diluted loss per share:
   Reported loss per share              $ (3.42)        $ (1.96)
   Adjusted loss per share              $ (3.42)        $ (1.90)
------------------------------------------------------------------


AquaSource

   During the second half of 2001, we announced a change in our strategic direction, focusing on a Back-to-Basics strategy featuring a more concentrated focus on core electric utility operations and complementary businesses. At that time, we indicated that we were exploring opportunities to sell, in an orderly manner, certain non-complementary assets. In May 2002, we indicated that we were also exploring the sale of our water and wastewater management business. In late June 2002, we received indications of interest for this business, and ultimately determined that the likely outcome would be a sale of this business. Based on the information received, an indication of impairment of long-lived assets existed.

   We estimated the proceeds to be received from a sale and compared them to the carrying amount of the long-lived assets that remained after the goodwill impairment, described above. This comparison indicated that the carrying amount of the investor-owned water utilities to be sold significantly exceeded the expected proceeds to be received. As a result, we recorded an impairment charge of $100.9 million in the second quarter of 2002, which reduced the amount of property, plant and equipment and other long-lived assets. This charge consisted of $102.9 million recorded in the water distribution business segment, reduced by the minority interest effect recorded in the all other category. No tax benefit was recognized in connection with this impairment charge due to the uncertainty of the recoverability of the resulting deferred tax asset.

   During 2001, our management team evaluated AquaSource's future direction and the capabilities of its operating platforms. This evaluation determined that the company's potential future performance would result in lower returns than originally anticipated. AquaSource therefore recorded a second quarter 2001 pre-tax impairment charge of $109.2 million, or $99.7 million after tax, to write down various aspects of its business, primarily related to contract operations and construction. The assets determined to be impaired consisted of $79.4 million of goodwill, $26.4 million of property, plant and equipment, and $3.4 million of other assets.

   We determined the value of the impairments by projecting the undiscounted future cash flows generated by the specific assets over the assets' expected lives. To the extent that the undiscounted future cash flows did not exceed the book carrying value of the assets, the future cash flows were discounted back at our cost of borrowing to determine the carrying value of the assets. The impairment charge recorded is the difference between the previous book carrying value and the carrying value determined by this process.

DQE Enterprises

   During 2001, as a result of our strategic review process, we formalized plans for an orderly divestiture of our DQE Enterprises business as opportunities presented themselves. This business is not consistent with our focus on our core regulated utility businesses and opportunities related to these investments have not developed as expected, due to market conditions.

   During the second quarter of 2002, Enterprises wrote down three investments in publicly traded applied technology businesses to their quoted market value as of the balance sheet date, and recognized the associated impairment charge of $10.0 million. This charge reflects an other-than-temporary decline in the market value of the underlying securities. Enterprises also recorded a $0.8 million impairment charge for the write-off of two investments in privately-held entities which have recently filed for protection under Chapter 7 of the U.S. Bankruptcy Code.

   During the second quarter of 2001, Enterprises sold two investments and recognized an impairment charge to write off all or parts of seven other investments, resulting in a pre-tax charge of $47.3 million, or $27.7 million after tax. We determined the value of the impairment of each of these investments by analyzing their business prospects. This analysis included an evaluation of the business' cash on-hand, its fundraising abilities, its number of customers and contracts, and its overall ability to continue as a going concern. In addition, we obtained an independent external valuation for certain of the businesses.

E. RESTRUCTURING CHARGES

   During the fourth quarter of 2001, we recorded a pre-tax restructuring charge of $31.1 million. The restructuring plan included the (1) consolidation and reduction of certain administrative and back-office functions through an involuntary termination plan; (2) abandonment of certain office facilities to relocate employees to one centralized location; and (3) write-off of certain leasehold improvements related to abandoned office facilities. Of the $31.1 million, $20.1 million was for employee termination benefits for approximately 200 management, professional and administrative personnel; $8.0 million was for future lease payments; and $3.0 million was for other lease costs associated with the restructuring plan. To date, approximately 160 employees have been terminated. The restructuring liability at June 30, 2002 was $15.6 million and is included in "other current liabilities" on the condensed consolidated balance sheet.

   The following table summarizes the current year activity for the accrued restructuring liability for the period ended June 30, 2002:

--------------------------------------------------------------------------------
                                                Restructuring liability
                                         ---------------------------------------
                                                  (Million of Dollars)
                                         ---------------------------------------
                                            Employee
                                          Termination      Lease
                                            Benefits       costs       Total
--------------------------------------------------------------------------------
Balance at December 31, 2001                 $  15.8       $ 8.7      $ 24.5
2002 payments                                   (7.5)       (1.4)       (8.9)
--------------------------------------------------------------------------------
   Balance at June 30, 2002                  $   8.3       $ 7.3      $ 15.6
================================================================================

   We believe that the remaining provision is adequate to complete the restructuring plan. We expect the remaining restructuring liabilities to be paid on a monthly basis throughout 2006.

F. COMMON STOCK OFFERING

   On June 26, 2002 we issued 17,250,000 shares of common stock at $13.50 per share in an underwritten public offering. We received net proceeds, after payment of underwriters discounts and commissions and other expenses, of $223.4 million.

G. DEBT

   On April 15, 2002, Duquesne Light issued $200 million of 6.7 percent first mortgage bonds due 2012. On April 30, 2002, Duquesne Light issued $100 million of 6.7 percent first mortgage bonds due 2032. In each case it used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

   In January 2002, we refinanced $150 million of matured DQE Capital floating rate notes through the issuance of commercial paper, primarily at Duquesne Light. The balance at June 30, 2002, was $35 million. Cash generated from operations and equity offering proceeds was used to reduce the balance.

H. COMMITMENTS AND CONTINGENCIES

Construction

   We estimate that in 2002 we will spend, excluding the allowance for funds used during construction, approximately $70 million for electric utility construction; $53 million for water utility construction; and $10 million for construction by our other business lines.

Guarantees

   As part of our investment portfolio in affordable housing, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns and have been paid for a partial release from the guaranty. The remaining amount of such guarantees at June 30, 2002, was $77.2 million (assuming the favorable tax treatment accorded these investments continues). A portion of the fees received has been deferred to absorb any required payments with respect to these transactions. Based on an evaluation of and recent experience with the underlying housing projects, we believe that such deferrals are sufficient for this purpose.

Employees

   Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers (IBEW), which represents the majority of Duquesne Light's employees. This contract expires September 30, 2003.

Legal Proceedings

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

   The parties are currently engaged in settlement negotiations. Although we cannot predict the ultimate outcome of this case or any settlement thereof, an estimated reserve for this matter was made at June 30, 2002. We do not believe final settlement will significantly affect our future results of operations or cash flows.

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

   Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiffs' allegations of wrongdoing and believe we have meritorious defenses to the plaintiffs' claims. We are vigorously defending this lawsuit.

   As discussed elsewhere in this report, Duquesne Light requested and received PUC approval to recover approximately $13 million of costs it will incur in 2002 due to the RNR. On November 19, 2001, the Pennsylvania Office of Consumer Advocate (OCA) filed a complaint with the PUC, objecting to the recovery approval and stating various matters, such as rate of return and offsetting savings, that should be considered before allowing RNR recovery in excess of rate caps. An initial hearing on the OCA's complaint was held May 2, 2002 before a PUC administrative law judge, who denied the OCA's objections. However, on May 9, 2002, the PUC ordered that Duquesne Light's quarterly earnings may be considered in the RNR proceedings. Additional hearings were held in July 2002. On August 8, 2002, the PUC voted to uphold dismissal of the OCA's case. The OCA has until early September 2002 to appeal.

   Although we cannot predict the ultimate outcome of this matter, we believe the final resolution will not significantly affect our results of operations or cash flows.

Income Taxes

   The annual Federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) and are closed for the tax years through 1993. The IRS examination of the 1994 tax year has been completed, and the IRS issued a notice of proposed adjustment increasing our 1994 income tax liability in the approximate amount of $22 million (including penalties and interest).

   The proposed adjustment relates to an investment by one of our subsidiaries in certain structured lease transactions. We have paid the proposed adjustment and filed a protest, which is currently pending with the IRS Appeals Office. As part of their current audit of our 1995 through 1997 years, the IRS has indicated that it is considering proposed adjustments for these years relating to the same transactions as well as to other similar transactions. If the IRS were to propose adjustments relating to these transactions for the years 1995 through 2001 similar to those proposed for 1994 and if those adjustments were sustained, we would project that the proposed assessment of additional tax would be approximately $175 million (before interest and penalties). We intend to deposit $55 million with the IRS to be applied toward any adjustments which may ultimately be proposed. The tax years 1998 through 2001 remain subject to IRS review.

   One of our subsidiaries entered into other structured lease transactions from 1995 through 1997. In l999, the IRS published a revenue ruling setting forth its official position which is to disallow deductions attributable to certain leasing transactions. We believe the IRS is likely to challenge our subsidiary's structured lease transactions by characterizing them as those described in the revenue ruling. However, the IRS has not yet proposed any adjustments with respect to these transactions, and we cannot predict the nature, extent or timing of any proposed adjustments.

   It is not possible to predict if, when or to what extent any IRS adjustments ultimately proposed for the period 1994 through 2001 will be sustained. We do not believe that the ultimate resolution of our federal tax liability for this period will have a material adverse effect on our financial position. However, the resolution of this tax liability, depending on the extent and timing thereof, could have a material adverse effect on our results of operations and cash flows for the period in which the liability is determined or paid.

Other

   DQE Financial maintains a limited partnership investment in a waste-to-energy facility. In January 2002, Moody's Investor Service downgraded the credit rating of the general partner's parent, who also guaranteed the partnership's obligations. This credit condition led to an event of default under the partnership's service agreement to operate the underlying waste-to-energy facility for a local authority. On April 1, 2002, the general partner, its parent and the partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The local authority issued a notice to terminate the service agreement; however, the termination has been suspended under the automatic stay protection afforded the partnership by the bankruptcy filing. Subsequent to the bankruptcy filing, the general partner obtained debtor-in-possession financing to meet ongoing cash needs and has obtained a non-binding letter of intent to be acquired upon emergence from Chapter 11. The partnership group, including DQE Financial, has begun negotiations with the local authority to restructure the service agreement. DQE Financial is currently assessing the effect of these events on the recoverability of its asset carrying value, which is approximately $15.7 million as of June 30, 2002, but cannot predict the extent of any potential charge at this time.

   DQE Financial has a twenty-year lease for the gas rights to New York City's Fresh Kills landfill. DQE Financial also maintains an investment in a gas processing facility at the landfill and was constructing additional processing capacity when the World Trade Center tragedy occurred. The debris from the World Trade Center was transported to the Fresh Kills landfill and currently rests on top of the landfill's largest hill. Landfill gas volumes have declined substantially at the landfill due to, among other reasons, the excess weight of the debris causing damage to the gas collection system. The decline in gas volumes caused DQE Financial to suspend its construction of additional processing capacity. At December 31, 2001, management determined that the Fresh Kills investment was impaired, and recognized an impairment charge of $45.7 million on a pre-tax basis.

   During 2002, DQE Financial has realized further reductions in available gas volumes. Management is continuing discussions with the New York City Department of Sanitation in order to improve financial performance of the facility. DQE Financial continues to assess the effect of these events on the recoverability of its asset carrying value, which is approximately $29.6 million as of June 30, 2002.

I. SUBSEQUENT EVENTS

   Only July 25, 2002, our Board of Directors declared a $0.25 per share quarterly dividend, payable October 1, 2002 for common shareholders of record on September 10, 2002.

   On July 29, 2002, we entered into an agreement to sell AquaSource's investor-owned water utilities to Philadelphia Suburban Corporation (PSC) for approximately $205 million in cash. In addition, PSC is acquiring selected operating and maintenance contract operations in seven states that are closely integrated with the investor-owned water utilities being acquired. The businesses being acquired represent approximately 85 percent of AquaSource's 2001 total assets. The final purchase price could vary from $180 to $215 million, as various purchase price adjustments are applied. These adjustments relate to the achievement of specific operating performance metrics during the interim period until closing, involving revenue, rate base and customer connections. In addition, within 45 days of the agreement, we have the option to sell operations representing up to six percent of the total customers of the investor-owned utilities in separate transactions, with consequent purchase price reductions. The closing is expected to occur in the second half of 2003, contingent upon regulatory approvals. We are evaluating proposals for some or all of AquaSource's remaining operations, and announcements will occur to the extent that definitive agreements are completed. We expect to use the proceeds to enhance our financial flexibility in order to fund future growth opportunities identified as part of the Back-to-Basics strategy.

   On August 5, 2002, we announced the sale of an AquaSource water utility subsidiary to California Water Services Group for $7.7 million. This sale was contemplated as an option under our agreement with PSC, and a purchase price adjustment will be applied with respect to the assets to be acquired by PSC. The closing is also expected to occur in the second half of 2003, contingent upon regulatory approval.

   Beginning with the third quarter of 2002, we anticipate that the components of AquaSource under contract for sale will be treated as discontinued operations.

   In July 2002, Duquesne Light reduced its outstanding commercial paper balance by $35 million. On August 5, 2002, we redeemed the following: (i) $10 million aggregate principal amount of Duquesne Light's 8.20 percent first mortgage bonds due 2022, at a redemption price of 104.51 percent of the principal amount thereof, and (ii) $100 million aggregate principal amount of Duquesne Light's
7 5/8 percent first mortgage bonds due 2023, at a redemption price of 103.9458 percent of the principal amount thereof.

J. BUSINESS SEGMENTS AND RELATED INFORMATION

   We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) Duquesne Light's transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light's supply of electricity (electricity supply business segment), (3) Duquesne Light's collection of transition costs (CTC business segment), (4) AquaSource's management of water systems (water distribution business segment), (5) DQE Energy Services' development, operation and maintenance of energy facilities and, for a single customer, alternative fuel facilities (Energy Services business segment), (6) DQE Financial's collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment) and (7) DQE Enterprises' management of electronic commerce and energy technologies investment portfolios (Enterprises business segment).

   We also report an "all other" category, to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our "all other" category are comprised of revenues from our propane delivery and telecommunications business lines, and from our bottled water business in 2001.

Business Segments for the Three Months Ended:
------------------------------------------------------------------------------------------------------------------------------------
                                                                     (Millions of Dollars)
                             -------------------------------------------------------------------------------------------------------
                             Electricity  Electricity          Water      Energy                                  Elimina-  Consol-
                              Delivery      Supply    CTC  Distribution  Services Financial  Enterprises  Other    tions    idated
                             -------------------------------------------------------------------------------------------------------
June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues            $   85.5     $113.9    $33.6   $ 28.1      $11.3     $  3.9       $  0.4   $  7.1   $(0.6)  $  283.2
Operating expenses                42.0      109.0      1.5     23.3        5.3       10.4          1.1     15.4    (1.6)     206.4
Depreciation and
  amortization expense            14.0         --     30.9      2.4        0.5        1.9           --      1.6      --       51.3
------------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)         29.5        4.9      1.2      2.4        5.5       (8.4)        (0.7)    (9.9)    1.0       25.5
Other income                       8.1         --       --      0.7        0.9       13.7          0.2      1.9    (7.5)      18.0
Interest and other charges        20.1         --       --      0.3        0.2        0.5           --      7.9    (6.0)      23.0
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before taxes      17.5        4.9      1.2      2.8        6.2        4.8         (0.5)   (15.9)   (0.5)      20.5
Income taxes                       7.0        2.0      0.4      1.1        2.2       (1.0)        (0.3)    (5.6)     --        5.8
------------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)
    before impairment             10.5        2.9      0.8      1.7        4.0        5.8         (0.2)   (10.3)   (0.5)      14.7
Impairment, net                     --         --       --   (102.9)        --         --        (10.8)     2.0      --     (111.7)
------------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)               10.5        2.9      0.8   (101.2)       4.0        5.8        (11.0)    (8.3)   (0.5)     (97.0)
Dividends on
  preferred stock                   --         --       --      --          --         --           --      0.1      --        0.1
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss)
  available for common        $   10.5     $  2.9    $ 0.8  $(101.2)     $ 4.0     $  5.8       $(11.0)  $ (8.4)  $(0.5)  $  (97.1)
====================================================================================================================================
Assets                        $2,019.5     $   --    $45.7  $ 202.9      $44.8     $615.4       $ 14.2   $126.9   $  --   $3,069.4
====================================================================================================================================
Capital expenditures          $   21.0     $   --    $  --  $   7.5      $ 0.1     $  0.6       $   --   $  2.0   $  --   $   31.2
====================================================================================================================================

Business Segments for the Three Months Ended:
------------------------------------------------------------------------------------------------------------------------------------
                                                                   (Millions of Dollars)
                           ---------------------------------------------------------------------------------------------------------
                           Electricity  Electricity           Water       Energy                                   Elimina-  Consol-
                             Delivery     Supply      CTC  Distribution  Services  Financial  Enterprises  Other    tions    idated
------------------------------------------------------------------------------------------------------------------------------------
June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues          $   80.7      $108.8    $ 73.9    $ 26.4      $ 5.2    $  5.9      $  4.9     $ 10.6  $ (3.0) $  313.4
Operating expenses              38.4       108.8       3.3      20.7        3.8       8.6         3.9       13.6    (3.5)    197.6
Depreciation and
  amortization expense          14.8          --      65.2       4.9        0.5       0.9         0.7        2.9      --      89.9
------------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)       27.5          --       5.4       0.8        0.9      (3.6)        0.3       (5.9)    0.5      25.9
Other income (expense)          11.4          --        --       0.7        4.1      17.4         1.8      (14.7)  (12.5)      8.2
Interest and other charges      20.1          --        --       0.3        0.2       2.0          --       16.5   (11.5)     27.6
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss)
    before taxes                18.8          --       5.4       1.2        4.8      11.8         2.1      (37.1)   (0.5)      6.5
Income taxes                     7.7          --       1.9       0.8        1.6       0.6         0.4      (12.1)     --       0.9
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
  before impairment             11.1          --       3.5       0.4        3.2      11.2         1.7      (25.0)   (0.5)      5.6
Impairment, net                   --          --        --     (99.7)        --        --       (27.7)        --      --    (127.4)
------------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)             11.1          --       3.5     (99.3)       3.2      11.2       (26.0)     (25.0)   (0.5)   (121.8)
Dividends on
  preferred stock                 --          --        --        --         --        --          --        0.2      --       0.2
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) available
  for common                $   11.1      $   --    $  3.5    $(99.3)     $ 3.2    $ 11.2      $(26.0)    $(25.2) $ (0.5) $ (122.0)
====================================================================================================================================
Assets (1)                  $1,702.5      $   --    $134.3    $389.7      $35.2    $623.6      $ 35.2     $305.4  $   --  $3,225.9
====================================================================================================================================
Capital expenditures        $   15.4      $   --    $   --    $  8.8      $ 0.2    $ 17.2      $   --     $  4.4  $   --  $   46.0
====================================================================================================================================

(1) Relates to assets as of December 31, 2001

Business Segments for the Six Months Ended:
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (Millions of Dollars)
                            --------------------------------------------------------------------------------------------------------
                            Electricity  Electricity            Water      Energy                                  Elimina-  Consol-
                             Delivery      Supply     CTC   Distribution  Services  Financial  Enterprises  Other    tions   idated
                            --------------------------------------------------------------------------------------------------------
June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues            $165.7       $218.1    $98.6   $  53.9       $22.1     $  7.9      $  0.9    $ 25.1   $ (1.0) $ 591.3
Operating expenses              76.1        212.4      4.4      46.4        11.6       22.4         1.7      36.1     (3.0)   408.1
Depreciation and
  amortization expense          28.2           --     91.0       4.9         1.0        3.5         0.1       3.0       --    131.7
------------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)       61.4          5.7      3.2       2.6         9.5      (18.0)       (0.9)    (14.0)     2.0     51.5
Other income                    20.3           --       --       1.6         1.3       28.7         0.4       2.1    (15.3)    39.1
Interest and other charges      38.9           --       --       0.5         0.3        0.7          --      16.7    (12.3)    44.8
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before taxes    42.8          5.7      3.2       3.7        10.5       10.0        (0.5)    (28.6)    (1.0)    45.8
Income taxes                    17.1          2.3      1.1       1.5         3.6       (0.9)       (0.3)    (10.0)      --     14.4
------------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)
    before impairment and
    cumulative effect           25.7          3.4      2.1       2.2         6.9       10.9        (0.2)    (18.6)    (1.0)    31.4
Impairment, net                   --           --       --    (102.9)         --         --       (10.8)      2.0       --   (111.7)
Cumulative effect                 --           --       --    (107.5)         --         --          --      (6.2)      --   (113.7)
------------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)             25.7          3.4      2.1    (208.2)        6.9       10.9       (11.0)    (22.8)    (1.0)  (194.0)
Dividends on
  preferred stock                 --           --       --        --          --         --          --       0.3       --      0.3
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss)
  available for common        $ 25.7       $  3.4    $ 2.1   $(208.2)      $ 6.9     $ 10.9      $(11.0)   $(23.1)  $ (1.0) $(194.3)
====================================================================================================================================
Capital expenditures          $ 34.9       $   --    $  --     $17.9       $ 0.3     $  2.5      $   --    $  3.5   $   --  $  59.1
====================================================================================================================================

Business Segments for the Six Months Ended:
------------------------------------------------------------------------------------------------------------------------------------
                                                                 (Millions of Dollars)
                           ---------------------------------------------------------------------------------------------------------
                           Electricity  Electricity           Water       Energy                                  Elimina-  Consol-
                             Delivery     Supply      CTC  Distribution  Services  Financial  Enterprises  Other   tions    idated
                           ---------------------------------------------------------------------------------------------------------
June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues           $154.4       $206.4    $148.0   $ 52.0        $9.0     $14.9      $ 10.9    $ 44.5   $ (6.1)  $ 634.0
Operating expenses             79.2        206.4       6.6     42.8         7.6      20.6         9.4      42.1     (8.9)    405.8
Depreciation and
   amortization expense        29.6           --     129.5      9.4         0.9       2.1         1.6       4.6       --     177.7
------------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)       45.6           --      11.9     (0.2)        0.5      (7.8)       (0.1)     (2.2)     2.8      50.5
Other income (expense)         21.7           --        --      2.2         5.9      34.5         2.8     (16.3)   (19.2)     31.6
Interest and other charges     40.4           --        --      0.5         0.3       4.2         0.1      25.9    (15.4)     56.0
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes     26.9           --      11.9      1.5         6.1      22.5         2.6     (44.4)    (1.0)     26.1
Income taxes                   11.0           --       4.2      1.2         2.0       1.2         0.2     (11.6)      --       8.2
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
   before impairment change    15.9           --       7.7      0.3         4.1      21.3         2.4     (32.8)    (1.0)     17.9
Impairment charge,
  net of tax                     --           --        --    (99.7)         --        --       (27.7)       --       --    (127.4)
------------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)             15.9           --       7.7    (99.4)        4.1      21.3       (25.3)    (32.8)    (1.0)   (109.5)
Dividends on
  preferred stock                --           --        --       --          --        --          --       0.2       --       0.2
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss)
   available for common      $ 15.9         $ --    $  7.7   $(99.4)       $4.1     $21.3      $(25.3)   $(33.0)  $ (1.0)  $(109.7)
====================================================================================================================================
Capital expenditures         $ 26.5         $ --    $   --   $ 18.0        $0.9     $20.3      $   --    $  5.4   $   --   $  71.1
====================================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31,2001 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth in Part I,
Item 1 of this Report.

   DQE, Inc. delivers essential products and related services, including electricity, water and communications, to more than one million customers throughout the United States. Our subsidiaries include Duquesne Light Company; AquaSource, Inc.; DQE Energy Services, LLC; Duquesne Power, Inc.; DQE Financial Corp.; DQE Enterprises, Inc.; DQE Communications, Inc.; ProAm, Inc.; Cherrington Insurance, Ltd.; and DQE Capital Corporation.

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

   Duquesne Power Inc. was formed in April 2002 to explore various alternative generation supply options.

   DQE Financial owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

   DQE Enterprises manages our remaining electronic commerce and energy technologies investment portfolios.

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

Business Segments

   This information is set forth in "Results of Operations" below and in "Business Segments and Related Information," Note J to our condensed consolidated financial statements.

Forward-looking Statements

   We use forward-looking statements in this report. Statements that are not historical facts are forward-looking statements, and are based on beliefs and assumptions of our management, and on information currently available to management. Forward-looking statements include statements preceded by, followed by or using such words as "believe," "expect," "anticipate," "plan," "estimate" or similar expressions. Such statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events. Actual results may materially differ from those implied by forward-looking statements due to known and unknown risks and uncertainties, some of which are discussed in "Outlook" below.

Recent Accounting Pronouncements

   In June 2001 the Financial Accounting Standards Board (FASB) issued a new accounting standard, Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations."

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

RESULTS OF OPERATIONS

Overall Performance

     Three months ended June 30, 2002. The loss attributable to common shareholders was $97.1 million or $1.69 per share in the second quarter of 2002, compared to a loss of $122.0 million or $2.18 per share in the second quarter of 2001. The average shares outstanding increased 1.5 million, or 2.7 percent. After-tax impairment charges totaling $111.7 million were recorded in the second quarter of 2002, while after-tax impairment charges of $127.4 million were recorded in the second quarter of 2001, all of which are discussed below. (See Note D.)

     The second quarter 2002 impairment charges totaling $111.7 million consisted of $100.9 million related to the impairment of long-lived assets and $10.8 million related to the impairment of investments.

     The $100.9 million after-tax long-lived asset impairment charge related to the write-down of fixed assets and other long-lived assets of AquaSource to their fair value. We had previously announced that we were exploring the sale of our water and wastewater management business, and during late June 2002, we received indications of interest for this business. We ultimately determined that the likely outcome would be a sale of this business, and based on the information received, an indication of impairment of long-lived assets existed.

     We estimated the proceeds to be received from a sale and compared them to the carrying amount of the long-lived assets. This comparison indicated that the carrying amount of the investor-owned water utilities to be sold significantly exceeded the expected proceeds to be received. As a result, we recorded an impairment charge of $100.9 million in the second quarter of 2002, which reduced the amount of property, plant and equipment, and other long-lived assets. No tax benefit was recognized in connection with this impairment charge due to the uncertainty of the recoverability of the resulting deferred tax asset.

     The $10.8 million after-tax investment impairment charge was recorded at the Enterprises business segment and related to the write-down of three investments in publicly traded applied technology businesses to their quoted market value as of the balance sheet date, and the write-off of two investments in privately-held entities which have recently filed for protection under Chapter 7 of the U.S. Bankruptcy Code.

     Included in the second quarter 2001 charges was a $99.7 million after-tax charge related primarily to the impairment of the contract operations and construction businesses of the water distribution business segment. An after-tax impairment charge of $27.7 million was also recorded in the second quarter of 2001 related primarily to sale of two investments and the write-off of all or parts of seven energy technology investments held by the Enterprises business segment.

     Excluding the aforementioned impairment charges in both years, net income increased from $5.6 million in the second quarter of 2001 to $14.7 million in the second quarter of 2002. This increase can be attributed, in part, to an after-tax loss of $4.9 million in 2001 related to the sale of our bottled water business. In addition, interest expense decreased significantly in the second quarter of 2002 as compared to the same period in 2001, due to lower short-term borrowing levels, favorable interest rates on the $418.0 million of variable rate, tax-exempt debt, and the retirement of $150.0 million of floating rate notes in the first quarter of 2002.

     Six months ended June 30, 2002. The loss attributable to common shareholders was $194.3 million or $3.42 per share in the first six months of 2002 compared to a loss of $109.7 million or $1.96 per share in the first six months of 2001. The average shares outstanding increased 0.9 million, or
1.6 percent.

     After-tax impairment charges totaling $111.7 million, described above, were recorded in the first six months of 2002, as well as a charge related to the cumulative effect of a change in accounting principle of $113.7 million, relating to the impairment of goodwill resulting from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective as of January 1, 2002. This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but, instead, be tested at least annually for impairment, and more frequently if certain indicators appear. We adopted this standard effective January 1, 2002, and accordingly ceased amortization of goodwill, our only intangible asset with an indefinite useful life.

     Our goodwill relates to both our water distribution and propane delivery businesses. As of June 30, 2002 we had independent valuations performed on both of these reporting units in order to determine their fair values as of January 1, 2002. These valuations determined the implied fair values of each of the reporting units using a discounted cash flow analysis and public company trading multiples. These valuations indicated that the fair values of both the water distribution and propane delivery reporting units were less than their carrying values, an indication of impairment. We then assessed the fair value of the tangible assets and liabilities of each of these reporting units, and determined that substantially all of the goodwill related to the water distribution reporting unit and a portion of the goodwill related to the propane delivery reporting unit was impaired as of January 1, 2002. The valuation of the water distribution reporting unit was further supported by the terms of the July 29, 2002 agreement to sell AquaSource's investor-owned water utilities, which represent approximately 85 percent of AquaSource's 2001 total assets, for a purchase price that was significantly less than the carrying amount of the reporting unit.

     Accordingly, we have recognized a $113.7 million charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The cumulative effect charge consisted of $103 million related to the water distribution reporting unit and $10.7 million related to the propane delivery reporting unit. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge.

     After-tax impairment charges totaling $127.4 million, described above, were recorded in the first six months of 2001.

     Excluding the aforementioned impairment and cumulative effect charges in both years, net income increased from $17.9 million in the first six months of 2001 to $31.4 million in the first six months of 2002. This can be attributed, in part, to an after-tax loss of $4.9 million in 2001 related to the sale of our bottled water business. In addition, interest expense decreased significantly in the first six months of 2002 as compared to the same period in 2001, due to lower short-term borrowing levels, favorable interest rates on the $418.0 million of variable rate, tax-exempt debt, and the retirement of $150.0 million of floating rate notes in the beginning of the first quarter of 2002. Additionally, increased earnings from the electricity delivery and energy services business segments significantly offset the lower earnings from the Financial business segment, as discussed below.

Results of Operations by Business Segment

     We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) Duquesne Light's transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light's supply of electricity (electricity supply business segment), (3) Duquesne Light's collection of transition costs (CTC business segment), (4) AquaSource's management of water systems (water distribution business segment), (5) DQE Energy Services' development, operation and maintenance of energy facilities and, for a single customer, alternative fuel facilities (Energy Services business segment), (6) DQE Financial's collection and processing of landfill gas and the management of structured finance and alternative energy investments (Financial business segment), and (7) DQE Enterprises' management of electronic commerce and energy technologies investment portfolios (Enterprises business segment).

     We also report an "all other" category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates.

     We have restated prior periods where appropriate to present segment information consistent with the manner that is currently utilized by management. Note J shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

     Electricity Delivery Business Segment.

     Three months ended June 30, 2002. The electricity delivery business segment reported $10.5 million of net income in the second quarter of 2002 compared to $11.1 million in the second quarter of 2001, a decrease of $0.6 million, or 5.4 percent, as a result of lower other income in 2002. Other income in the second quarter of 2001 included a $0.9 million after-tax gain from the sale of property and higher interest earnings.

     Operating revenues for this business segment are primarily derived from the delivery of electricity, including related excise taxes. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to residential, commercial and industrial customers are influenced by national and global economic conditions.

     Operating revenues increased by $4.8 million or 5.9 percent compared to the second quarter of 2001. The increase can be primarily attributed to the increase in the excise taxes that are collected through revenue. The largest excise tax increase is in the Pennsylvania revenue neutral reconciliation (RNR) tax rate, which became effective January 1, 2002. Electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. (See "Legal Proceedings.") In addition, sales to electric utility customers increased approximately 3.4 percent, contributing to higher operating revenues.

     Residential sales increased 5.9 percent, primarily due to hotter than normal weather in June 2002. Commercial sales increased 2.4 percent due to an increase in the number of commercial customers and the hotter weather. Industrial sales increased 2.7 percent due to increased consumption by steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

------------------------------------------------------------------
                                             KWH  Delivered
                                        --------------------------
                                             (In  Millions)
                                        --------------------------
Second Quarter                           2002      2001    Change
------------------------------------------------------------------
Residential                               866       818      5.9%
Commercial                              1,606     1,568      2.4%
Industrial                                843       821      2.7%
-------------------------------------------------------
   Sales to Electric
     Utility Customers                  3,315     3,207      3.4%
==================================================================

     Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased by $3.6 million or 9.4 percent compared to the second quarter of 2001, primarily due to the increased RNR tax rate.

     Other income decreased $3.3 million or 28.9 percent compared to the second quarter of 2001, primarily due to a $1.6 million pre-tax gain on the sale of property, and higher interest earnings, in the second quarter of 2001.

     Six months ended June 30, 2002. The electricity delivery business segment reported $25.7 million of net income in the first six months of 2002 compared to $15.9 million in the first six months of 2001, an increase of $9.8 million, or
61.6 percent. This improvement is a result of lower operating expenses due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our cost reduction initiatives, which continue to generate incremental cost savings.

     Operating revenues increased by $11.3 million or 7.3 percent compared to the first six months of 2001. The increase can be primarily attributed to the $10.0 million increase in the excise taxes that are collected through revenue, in particular the RNR increase. In addition, sales to electric utility customers increased approximately 1.7%, contributing to higher operating revenues.

     Residential sales increased 2.3 percent, primarily due to hotter June weather, which more than offset the adverse effects of warmer than normal winter weather in the first quarter. Commercial sales increased 2.1 percent due to an increase in the number of commercial customers and the hotter weather. Industrial sales increased 0.3 percent as well. The following table sets forth KWH delivered to electric utility customers.

------------------------------------------------------------------
                                             KWH Delivered
                                    ------------------------------
                                             (In Millions)
                                    ------------------------------
First Six Months                     2002       2001       Change
------------------------------------------------------------------
Residential                         1,758      1,719        2.3%
Commercial                          3,119      3,054        2.1%
Industrial                          1,663      1,658        0.3%
----------------------------------------------------
   Sales to Electric
     Utility Customers              6,540      6,431        1.7%
==================================================================

     Operating expenses decreased by $3.1 million or 3.9 percent compared to the first six months of 2001. This decrease is due to the corporate restructuring that occurred in the fourth quarter of 2001 as well as our cost reduction initiatives, which continue to generate incremental cost savings. Offsetting these decreases is an increase in gross receipts tax of approximately $7.5 million due to the increased RNR.

     Other income decreased $1.4 million or 6.5 percent compared to the first six months of 2001. During the first six months of 2002, a $1.3 million pre-tax gain was recognized on the sale of certain securities. During the first six months of 2001, we recognized a $1.6 million pre-tax gain on the sale of property and experienced higher interest earnings.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest and other charges decreased $1.5 million or 3.7 percent compared to the first six months of 2001 due to favorable interest rates on the $418.0 million of variable rate, tax-exempt debt.

     Electricity Supply Business Segment.

     Three months ended June 30, 2002. The electricity supply business segment reported net income of $2.9 million in the second quarter of 2002, compared with net income of zero in the second quarter of 2001. For the period April 28, 2000 through December 31, 2001, this segment's financial results reflected our initial provider of last resort service arrangement (POLR I), which was designed to be income neutral to Duquesne Light. During the first quarter of 2002, Duquesne Light began operating under the new provider of last resort arrangement (POLR II), which extends the provider of last resort service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permits Duquesne Light, following CTC collection for each rate class, an average margin of 0.5 cents per KWH supplied.

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

     Operating revenues increased $5.1 million or 4.7 percent compared to the second quarter of 2001, due to higher average generation rates. The average generation rate increased January 1, 2002, due to scheduled rate increases. In addition, the average rates increase incrementally as rate classes become subject to the POLR II arrangement. Those higher average generation rates more than offset the decline in total KWH supplied.

     The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier, segregated by those customers supplied under the POLR I or the POLR II contract.

-------------------------------------------------------------------
                                              KWH Supplied
                                       ----------------------------
                                              (In Millions)
                                       ----------------------------
Second Quarter                           2002                2001
-------------------------------------------------------------------
                                   POLR I POLR II Total     POLR I
-------------------------------------------------------------------
Residential                          59   530       589       522
Commercial                          813   387     1,200     1,339
Industrial                          727    54       781       787
-------------------------------------------------------------------
   KWH Sales                      1,599   971     2,570     2,648
Sales to Other Utilities                             48        94
-------------------------------------------------------------------
   Total Sales                                    2,618     2,742
===================================================================

     Six months ended June 30, 2002. The electricity supply business segment reported net income of $3.4 million in the first six months of 2002, compared to net income of zero in the first six months of 2001. During the first quarter of 2002, Duquesne Light began operating under the POLR II arrangement, discussed above.

     Operating revenues increased $11.7 million or 5.7 percent compared to the first six months of 2001, due to higher average generation rates, discussed above. These higher average generation rates more than offset the decline in total KWH supplied.

     The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier, segregated by those customers supplied under the POLR I or the POLR II arrangement.

--------------------------------------------------------------------
                                               KWH Supplied
                                       -----------------------------
                                               (In Millions)
                                       -----------------------------
First Six Months                           2002                2001
--------------------------------------------------------------------
                                   POLR I POLR II   Total    POLR I
--------------------------------------------------------------------
Residential                         550     682     1,232     1,143
Commercial                        1,946     388     2,334     2,476
Industrial                        1,475      55     1,530     1,536
--------------------------------------------------------------------
   KWH Sales                      3,971   1,125     5,096     5,155
Sales to Other Utilities                              111       249
--------------------------------------------------------------------
   Total Sales                                      5,207     5,404
====================================================================

     Operating expenses for the electricity supply business segment consist of costs to obtain energy for our provider of last resort service and gross receipts tax, both of which fluctuate in direct relation to operating revenues. Operating expenses increased $6.0 million or 2.9 percent compared to the first six months of 2001. As a result of the higher average generation rate charged to customers in the first six months of 2002, the resulting cost of energy increased due to the pass-through nature of the provider of last resort agreements.

     CTC Business Segment.

     Three months ended June 30, 2002. For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. Duquesne Light is allowed to earn an 11 percent pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return earned by Duquesne Light.

     In the second quarter of 2002, the CTC business segment reported net income of $0.8 million compared to $3.5 million during the same period in 2001, a decrease of $2.7 million or 77.1 percent.

     Operating revenues decreased $40.3 million or 54.5 percent, due to scheduled decreases in the average CTC rate charged to customers from 2001 to 2002, as well as the full collection of the allocated CTC balance for most of our residential customers during the first quarter of 2002, and for a large number of our commercial customers in the second quarter of 2002. As of June 30, 2002, the CTC balance has been fully collected for approximately 95 percent of Duquesne Light's customers, and 46 percent of the KWH sales for the first six months of 2002.

     Operating expenses consist solely of gross receipts tax, which fluctuates in direct relation to operating revenues. Operating expenses decreased $1.8 million or 54.5 percent compared to the second quarter of 2001.

     Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $34.3 million or 52.6 percent compared to the second quarter of 2001, primarily due to the full collection of the allocated CTC balance for certain customers, as discussed above.

     Six months ended June 30, 2002. In the first six months of 2002, the CTC business segment reported net income of $2.1 million compared to $7.7 million during the same period in 2001, a decrease of $5.6 million or 72.7 percent. As the CTC balance is collected from customers, this results in a decline in the return earned by Duquesne Light.

     Operating revenues decreased $49.4 million or 33.4 percent compared to the first six months of 2001. This decrease is due to scheduled decreases in the average CTC rate, as well as the full collection of the allocated CTC balance for certain customers, as discussed above.

     Operating expenses decreased $2.2 million or 33.3 percent compared to the first six months of 2001, due to the decrease in operating revenues.

     Depreciation and amortization expense decreased $38.5 million or 29.7 percent compared to the first six months of 2001, primarily due to the full collection of the allocated CTC balance for certain customers, as discussed above.

     Water Distribution Business Segment.

     Three months ended June 30, 2002. Excluding the impairment charge of $102.9 million discussed previously, the water distribution business segment reported $1.7 million of net income for the second quarter of 2002. This is compared to net income of $0.4 million, excluding an impairment charge of $99.7 million, in the second quarter of 2001. The increase of $1.3 million was primarily due to decreased depreciation and amortization expense due to the adoption of SFAS No. 142, which ceased amortization of goodwill. (See Note D.)

     Operating revenues for this business segment are derived from the following: billings related to water and sewer services for utilities (both owned and contract-operated by AquaSource) and water and sewer-related construction and engineering projects. Customer water use depends on weather conditions. For the second quarter of 2002, operating revenues increased $1.7 million or 6.4 percent as compared to the second quarter of 2001. This is attributable to increased contract operations and construction revenues, rate increases and customer growth.

     Operating expenses for the water distribution segment mainly consist of costs to operate and maintain the water distribution systems, administrative expenses and non-income taxes, such as property and payroll taxes. Operating expenses for the second quarter of 2002 increased $2.6 million or 12.6 percent compared to the second quarter of 2001 primarily due to higher construction costs and the decentralization of administrative functions in late 2001.

     Depreciation and amortization expense includes depreciation of utility delivery systems and, in 2001, the amortization of goodwill on acquisitions. Depreciation and amortization expense for the second quarter of 2002 decreased $2.5 million or 51.0 percent, primarily due to the adoption of SFAS No. 142. (See Note D.)

     Six months ended June 30, 2002. Excluding the impairment charge of $102.9 million and the $107.5 million charge associated with a change in accounting principle discussed previously, the water distribution business segment reported $2.2 million of net income in the first six months of 2002. This is compared to net income of $0.3 million, before the impairment charge of $99.7 million, in the first six months of 2001. The increase of $1.9 million was primarily due to decreased depreciation and amortization expense due to the adoption of SFAS No.
142. (See Note D.)

     Operating revenues increased $1.9 million or 3.7 percent compared to the six months ended June 2001. This is primarily attributable to increased contract operations and construction revenues, rate increases and customer growth.

     Operating expenses increased $3.6 million or 8.4 percent compared to the six months ended June 2001, primarily due to higher construction costs and the decentralization of administrative functions in late 2001.

     Depreciation and amortization expense decreased $4.5 million or 47.9 percent, primarily due to the adoption of SFAS No. 142. (See Note D.)

     Energy Services Business Segment.

     Three months ended June 30, 2002. In the second quarter of 2002, the Energy Services business segment reported net income of $4.0 million, compared to net income of $3.2 million in the second quarter of 2001, an increase of $0.8 million or 25.0 percent. This increase is due primarily to increased facility management income from alternative fuel service contracts entered into during 2001 and the commercial opening of the Detroit Metro Airport energy facility.

     Operating revenues are primarily derived from the facility management services for industrial, airport and alternative fuel customers. Operating revenues increased $6.1 million or 117.3 percent compared to the second quarter of 2001. This increase is due to increased alternative fuel facility management revenue from the new service contracts and airport energy facility.

     Operating expenses consist of the operating and maintenance costs to manage the facilities. Operating expenses increased $1.5 million or 39.5 percent from the second quarter of 2001 primarily due to the additional service contracts.

     Other income consists of income from tax credits generated from alternative fuel facilities and gains recognized on the sale of assets. Other income decreased $3.2 million or 78.0 percent compared to the second quarter of 2001, due primarily to a gain recognized on the sale of alternative fuel property in 2001 and recognition of an early completion bonus and construction management fee on a new alternative fuel facility in the second quarter of 2001.

     Six months ended June 30, 2002. The Energy Services business segment reported net income of $6.9 million in the first six months of 2002, compared to net income of $4.1 million in first six months of 2001, an increase of $2.8 million or 68.3 percent. This increase is due primarily to increased facility management income from the additional alternative fuel service contracts and airport energy facility.

     Operating revenues increased $13.1 million or 145.6 percent compared to the first six months of 2001. This increase is due to additional facility management revenue from the alternative fuel service contracts and airport energy facility.

     Operating expenses increased $4.0 million or 52.6 percent from the first six months of 2001 primarily due to the additional service contracts.

     Other income decreased $4.6 million or 78.0 percent compared to the first six months of 2001, due primarily to the gain recognized on the sale of alternative fuel property and recognition of an early completion bonus and construction management fee on a new alternative fuel facility in 2001.

     Financial Business Segment.

     Three months ended June 30, 2002. In the second quarter of 2002, the Financial business segment reported net income of $5.8 million, compared to $11.2 million in the second quarter of 2001, a decrease of $5.4 million or 48.2 percent. This decrease is due primarily to lower landfill gas production, lower gas sales prices and less income from the affordable housing portfolio, most of which had been sold by the end of the first quarter of 2002.

     Operating revenues are primarily derived from the sale of landfill gas. Operating revenues decreased $2.0 million or 33.9 percent compared to the second quarter of 2001. This decrease is due to lower landfill gas production and lower gas sales prices.

     Operating expenses consist of the various costs to operate and maintain the landfill gas sites. Operating expenses were $1.8 million or 20.9 percent higher than the second quarter of 2001. This increase is due to higher landfill gas production costs and higher other operating costs.

     Depreciation and amortization expense consists of the depreciation of landfill gas equipment and gas rights. There was an increase of $1.0 million or
111.1 percent compared to the second quarter of 2001. This increase is due to additional depreciation on portions of the Fresh Kills landfill gas investments.

     Other income consists of income from leveraged lease investments, tax credits generated from the landfill, natural gas and affordable housing investments, and gains recognized on the sales of investments. Other income decreased $3.7 million or 21.3 percent compared to the second quarter of 2001, due to reduced tax credits as a result of the sale of most of the affordable housing portfolio, and lower landfill gas production.

     Interest and other charges decreased $1.5 million or 75.0 percent compared to the second quarter of 2001, due to the retirement of $85.0 million of medium term notes beginning in the second quarter of 2001.

     Six months ended June 30, 2002. The Financial business segment reported net income of $10.9 million in the first six months of 2002, compared to net income of $21.3 million in the first six months of 2001, a decrease of $10.4 million or
48.8 percent. This decrease is due primarily to lower landfill gas production, lower gas sales prices and less income due to the sale of most of the affordable housing portfolio.

     Operating revenues decreased $7.0 million or 47.0 percent compared to the first six months of 2001. This decrease is due to lower landfill gas production and lower landfill gas sales prices.

     Operating expenses were $1.8 million or 8.7 percent higher compared to the first six months of 2001. This increase is due to higher landfill gas production costs and higher other operating costs.

     Depreciation and amortization expense increased $1.4 million or 66.7 percent compared to the first six months of 2001. This increase is due to additional depreciation on portions of the Fresh Kills landfill gas investments.

     Other income decreased $5.8 million or 16.8 percent compared to the first six months of 2001, due to reduced tax credits as a result of the sale of most of the affordable housing portfolio, and lower landfill gas production.

     Interest and other charges decreased $3.5 million or 83.3 percent compared to the first six months of 2001, due to the retirement of $85.0 million of medium term notes in 2001.

     Enterprises Business Segment.

     Three months ended June 30, 2002. The Enterprises business segment reported an $11.0 million loss in the second quarter of 2002, compared to a $26.0 million loss in the second quarter of 2001. Included in the 2002 loss is a $10.8 million after-tax charge for the impairment of five investments. A $27.7 million after-tax charge for the sale of two investments and impairment of seven other investments was included in the second quarter of 2001 results. (See Note D.) We are in the process of an orderly divestiture of the remaining investments of this business segment as opportunities arise and market conditions permit.

     Six months ended June 30, 2002. The Enterprises business segment reported an $11.0 million loss for the six months ended June 30, 2002, compared to a $25.3 million loss for the same period during 2001. These losses relate primarily to the investment impairment charges previously discussed.

     All Other.

     Three months ended June 30, 2002. Excluding the $2.0 million related to the net impairment discussed previously, the all other category reported a loss of $10.3 million in the second quarter of 2002 compared to a $25.0 million loss in the second quarter of 2001, due primarily to lower interest expense in 2002 and the loss on the sale of the bottled water business in 2001.

     In the second quarter of 2002, operating revenues decreased by $3.5 million, or 33.0 percent compared to the second quarter of 2001. This decrease was primarily the result of decreased revenues of $2.2 million due to the sale of our bottled water business in May 2001, and $1.3 million due to lower propane prices and propane sales.

     In the second quarter of 2002, other income was higher than 2001 by $16.6 million, or 112.9 percent. This increase is primarily due to the loss on the sale of our bottled water business in 2001.

     Interest and other charges include interest on long-term debt, other interest, and preferred stock. A decrease of $8.6 million, or 52.1 percent in the second quarter of 2002 as compared to the second quarter of 2001 was primarily due to lower short-term borrowing levels, lower interest rates and the retirement of $150.0 million of floating rate notes in the first quarter of 2002.

     Six months ended June 30, 2002. Excluding the $6.2 million related to the cumulative effect charge and the $2.0 million related to the net impairment, both discussed previously, the all other category reported a loss of $18.6 million for the first six months of 2002 compared to a loss of $32.8 million for the first six months of 2001. The improvement of $14.2 million was primarily due to lower interest expense and the loss on the sale of the bottled water business.

     Operating revenues decreased $19.4 million, or 43.6 percent compared to the first six months of 2001, primarily due to decreased revenues of $8.1 million from the sale of our bottled water business and $8.7 million due to lower propane prices and propane sales.

     For the six-month period in 2002, operating expenses decreased $6.0 million, or 14.3 percent as compared to the six-month period in 2001. This decrease was primarily due to a $8.4 million decrease in expenses due to the sale of the bottled water business.

     In the six months ended June 30, 2002, other income increased $18.4 million, or 112.9 percent compared to the second quarter of 2001. This increase is primarily due to the loss on the sale of the bottled water business.

     Interest expense decreased $9.2 million, or 35.5 percent in the six-month period ended June 30, 2002 compared to the same period in 2001. This decrease was primarily due to lower short-term borrowing levels and the retirement of $150.0 million of floating rate notes.

 LIQUIDITY AND CAPITAL RESOURCES

 Capital Expenditures

     We estimate that during 2002 we will spend, excluding the allowance for funds used during construction, approximately $70 million for electric utility construction; $53 million for water utility construction; and $10 million for construction by our other business lines. During the first six months of 2002, we have spent $59.1 million on capital expenditures, consisting of $34.9 million at Duquesne Light, $17.9 million at AquaSource and the remaining $6.3 million on other.

 Asset Dispositions

     In the first six months of 2002, we sold a significant portion of our remaining affordable housing portfolio, receiving proceeds of approximately $17 million, which approximated book value. We also sold several waste-water facilities and real property and received proceeds of approximately $1.2 million and $0.8 million, respectively, which approximated book value. We received approximately $1.3 million from the sale of securities and recognized an after-tax gain of $0.8 million. We received approximately $1.3 million from the sale of a building and recognized an after-tax gain of $0.3 million. We also received approximately $2.3 million for the sale of an electronic commerce investment, which approximated book value.

     On July 29, 2002, we entered into an agreement to sell AquaSource's investor-owned water utilities to Philadelphia Suburban Corporation (PSC) for approximately $205 million in cash. In addition, PSC is acquiring selected operating and maintenance contract operations in seven states that are closely integrated with the investor-owned water utilities being acquired. The businesses being acquired represent approximately 85 percent of AquaSource's 2001 total assets. The final purchase price could vary from $180 to $215 million, as various purchase price adjustments are applied. These adjustments relate to the achievement of specific operating performance metrics during the interim period until closing, involving revenue, rate base and customer connections. In addition, within 45 days of the agreement, we have the option to sell operations representing up to six percent of the total customers of the investor-owned utilities in separate transactions, with consequent purchase price reductions. The closing is expected to occur in the second half of 2003, contingent upon regulatory approvals.

     On August 2, 2002, we announced the sale of an AquaSource water utility subsidiary to California Water Services Group for $7.7 million. This sale was contemplated as an option under our agreement with PSC, and a purchase price adjustment will be applied with respect to the assets to be acquired by PSC. The closing is also expected to occur in the second half of 2003, contingent upon regulatory approval.

     As part of our strategic review process, AquaSource sold its bottled water assets on May 15, 2001. The sale resulted in an after tax loss of approximately $15 million, of which $10.0 million had been recorded in December 2000. We also received approximately $4.3 million for the sale of other non-strategic assets.

Financing and Capital Availability

     On June 26, 2002 we issued 17,250,000 shares of common stock at $13.50 per share in an underwritten public offering. This issuance was made under our April 5, 2002, shelf registration statement for up to $500.0 million of various debt and equity securities. We received net proceeds, after payment of underwriters discounts and commissions and other expenses, of $223.4 million. We have used net proceeds to reduce approximately $171 million principal amount of outstanding short- and long-term debt (as discussed below), and have targeted the remaining net proceeds for general corporate purposes, including payment of a deposit to the IRS toward any adjustments in conjunction with certain structured lease transactions. (See Note H.)

     On August 5, 2002, we redeemed the following: (i) $10 million aggregate principal amount of Duquesne Light's 8.20 percent first mortgage bonds due 2022 at a redemption price of 104.51 percent of the principal amount thereof, and
(ii) $100 million aggregate principal amount of Duquesne Light's 7 5/8 percent first mortgage bonds due 2023 at a redemption price of 103.9458 percent of the principal amount thereof. Duquesne Light has also reduced outstanding commercial paper balances by $26 million in June 2002, and $35 million in July 2002. With these debt reductions, we expect our debt-to-total-capitalization ratio (discussed below) to be approximately 60 percent.


     On April 15, 2002, Duquesne Light issued $200 million of 6.7 percent first mortgage bonds due 2012. On April 30, 2002, Duquesne Light issued $100 million of 6.7 percent first mortgage bonds due 2032. In each case it used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

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

     In January 2002, we refinanced $150 million of matured DQE Capital floating rate notes through the issuance of commercial paper, primarily at Duquesne Light. The balance at June 30, 2002, was $35 million. Cash generated from operations and equity offering proceeds was used to reduce the balance.

     At June 30, 2002, we had $35 million of commercial paper borrowings outstanding, and $1.2 million of current debt maturities. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $98.0 million, the amount of average daily borrowings was $72.3 million, and the weighted average daily interest rate was 2.3 percent.

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

We plan to extend both facilities prior to their expiration. At June 30, 2002 no borrowings were outstanding.

     Under our credit facilities, we are subject to financial covenants requiring each of DQE and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65.0 percent. In addition, DQE is required to maintain a minimum cash coverage ratio of 2-to-l. At June 30, 2002 we were in compliance with these covenants, having debt-to-total-capitalization ratios of approximately 62.5 percent at DQE and approximately 59.8 percent at Duquesne Light, and a cash coverage ratio of approximately 3-to-1 at DQE.

Contractual Obligations and Commercial Commitments

     As of June 30, 2002, we have certain contractual obligations and commercial commitments that extend beyond this year, the principal amounts of which are set forth in the following tables:


Payments Due By Period
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          (In Millions)
                                                               ----------------------------------------------------------------
                                                                 2002         2003     2004        2005     After     Total
                                                               ----------------------------------------------------------------
Long-Term Debt                                                 $   --       $  0.9    $ 1.4     $   1.5   $1,207.8  $1,211.6
Notes Payable and Current Maturities                             36.2           --       --          --         --      36.2
Capital Lease Obligations                                         0.2          0.4      0.4         0.5        1.4       2.9
Operating Leases                                                  4.3          8.7      9.2         7.5       70.5     100.2
-------------------------------------------------------------------------------------------------------------------------------
   Total Contractual Cash Obligations                          $ 40.7       $ 10.0    $11.0     $   9.5   $1,279.7  $1,350.9
===============================================================================================================================


Other Commercial Commitments
-------------------------------------------------------------------------------------------------------------------------------
                                                                                       (In Millions)
                                                               ----------------------------------------------------------------
                                                                 2002         2003     2004       2005       After     Total
                                                               ----------------------------------------------------------------
Revolving Credit Agreements (a)                                $200.0       $150.0    $  --     $    --   $     --  $  350.0
Standby Letters of Credit (a)                                    75.6           --       --          --         --      75.6
Surety Bonds (b)
   Commercial                                                   129.9           --       --          --         --     129.9
   Contract                                                      27.9           --       --          --         --      27.9
Guarantees (See Note H)                                            --           --       --          --       77.2      77.2
-------------------------------------------------------------------------------------------------------------------------------
   Total Commercial Commitments                                $433.4       $150.0    $  --     $    --   $   77.2  $  660.6
===============================================================================================================================

(a) Revolving Credit Agreements and Letters of Credit typically are for a 364-period and are renewed annually.
(b) Surety bonds are renewed annually. Some commercial bonds cover regulatory and contractual obligations which exceed a one-year period.

RATE MATTERS

Competition and the Customer Choice Act

     The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of June 30, 2002, approximately 77.6 percent of Duquesne Light's customers measured on a KWH basis, and approximately 75.6 percent on a non-coincident peak load basis received electricity through our provider of last resort service arrangement. The remaining customers are provided with electricity through alternative generation suppliers. The number of customers participating in our provider of last resort service will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

     In November 2001, the Pennsylvania Department of Revenue established an increased RNR tax in order to recover a current shortfall that resulted from electricity generation deregulation. Since January 2002, Duquesne Light's customer bills have reflected an approximately two percent increase to recover its costs related to the RNR. (See "Legal Proceedings.")

Regional Transmission Organization

     FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOS). Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light planned to join the PJM West RTO. In late 2001 and early 2002, Duquesne Light entered into agreements with two generation suppliers to provide the electric capacity required to meet Duquesne Light's anticipated capacity credit obligations in PJM West through 2004.

     Duquesne Light's participation in the PJM West RTO was to be conditioned upon PUC approval of the recovery of the cost of capacity under these agreements, and we petitioned the PUC for such approval. However, on July 31, 2002, the FERC issued a series of proposals designed to establish a standard market design and transmission service for interstate electricity transactions, and extend its deadline for joining an RTO until September 2004. In light of the FERC's proposals, the PUC dismissed Duquesne Light's petition without prejudice. As a result, neither of the capacity agreements will take effect. Duquesne Light will continue to evaluate the FERC's proposals and their impact on the possibility of joining an RTO.

Competitive Transition Charge

     In its final restructuring order, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Following our application of net generation asset sale proceeds to reduce transition costs, the CTC was fully collected for most of our residential customers during the first quarter of 2002 and a large number of our commercial customers during the second quarter of 2002. As of June 30, 2002, the CTC balance has been fully collected for approximately 95 percent of Duquesne Light's customers, and 46 percent of the KWH sales for the first six months of 2002. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.

     For regulatory purposes, the unrecovered balance of transition costs was approximately $48.4 million ($29.5 million net of tax) at June 30, 2002, on which Duquesne Light is allowed to earn an 11.0 percent pre-tax return. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

Provider of Last Resort

     Although no longer a generation supplier, as the provider of last resort for all customers in its service territory, Duquesne Light must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, a third party agreed to supply all of the electric energy necessary to satisfy Duquesne Light's provider of last resort obligations during the CTC collection period. Under POLR II, Duquesne Light has extended the arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permits Duquesne Light, following CTC collection for each rate class, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to the supplier the financial risks and rewards associated with Duquesne Light's provider of last resort obligations.

     While there are certain safeguards in the provider of last resort arrangements designed to mitigate losses in the event that the supplier defaults on its performance under the arrangement, Duquesne Light may face the credit risk of such a default. Contractually, Duquesne Light has various credit enhancements that would become activated upon certain events. If the supplier were to fail to deliver, Duquesne Light would have to contract with another supplier and/or make purchases in the market at the time of default at a time when market prices could be higher. While the Customer Choice Act provides generally for provider of last resort supply costs to be borne by customers, recent litigation suggests that it may not be clear whether Duquesne Light could pass any costs in excess of the existing PUC-approved provider of last resort prices on to its customers. Additionally, the supplier has recently been downgraded by the rating agencies. Although we are following the situation closely, our knowledge is limited to public disclosure, and we do not know whether the downgrade could affect the supplier's ability to perform. Duquesne Light also retains the risk that customers will not pay for the provider of last resort generation supply. However, a component of Duquesne Light's delivery rate is designed to cover the cost of a normal level of uncollectible accounts.

     Duquesne Light is evaluating options to provide electricity for its provider of last resort customers after POLR II expires. Such options include one or more of the following: negotiating an extension of the POLR II arrangement, negotiating a similar arrangement with one or more generation suppliers, and entering into alternative supply arrangements, such as constructing a gas-turbine electric generating facility (either independently or with partners).

     Our Board of Directors has authorized us to proceed, subject to receipt of appropriate regulatory approvals, with the development of a generating station. Any decision to build will be influenced by the recently renewed interest many generating companies have shown in potentially supplying Duquesne Light with long-term provider of last resort service. Duquesne Light is preparing to file with the PUC in September 2002 a comprehensive plan that would extend fixed prices for residential and small commercial provider of last resort customers as protection from electric market volatility beyond 2004. Our goal is to mitigate the risks associated with a supply plan and to enhance shareholder value through a continuing earnings stream from the core electric business.

Rate Freeze

     In connection with the POLR II agreement described above, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement through 2004, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

AquaSource Rate Applications

     In June 2000, AquaSource filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. As previously reported, four municipalities denied or altered the rate increase, and AquaSource appealed. The parties have since entered into a settlement agreement which provides for, among other things, the following: the establishment of AquaSource's rate base; the establishment of four regional rates for service areas within the TNRCC's original jurisdiction, and three separate rates for the four municipalities who appealed; and the phase-in of the rates beginning January 1 of 2002, 2003 and 2004 (with the first phase being retroactive to the initial application filing date of July 17, 2000). AquaSource has also agreed not to file another rate case application for a rate increase that would be effective prior to July 1, 2004, unless the utility encounters financial hardship. In addition, the decision on whether AquaSource may recover costs in excess of net book value related to acquiring its companies through its rates has been deferred until the next rate case. AquaSource expects the revised rate increase will result, ultimately, in additional annual water and sewer revenues of approximately $5 million. Substantially all of this rate increase has been implemented, subject to refund, pending final TNRCC approval of the settlement agreement, which could occur as soon as the third quarter of 2002.

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

     As discussed elsewhere in this report, we entered into an agreement to sell AquaSource's investor-owned water utilities on July 29, 2002.

Outlook

     We continue to expect earnings, excluding any potential charges from asset divestitures or other write-downs, to be $85 to $90 million for 2002 (comprised of $77 to $81 million from continuing operations and $8 to $9 million from AquaSource) and $95 to $100 million for 2003 (comprised of $84 to $88 million from continuing operations and $11 to $12 million from AquaSource).

     Beginning with the third quarter of 2002, we anticipate the components of AquaSource that are under contract for sale will be treated as discontinued operations. As definitive agreements are signed for the sale of the remaining non-core businesses, we expect their results to be shown as discontinued operations.

     Future earnings will reflect a continued focus on recurring and sustainable earnings through our Back-to-Basics strategy.

     The foregoing "Outlook" section contains forward-looking statements, the results of which may materially differ from those implied due to known and unknown risks and uncertainties as discussed below.

     . Projected DQE cash flow, net income, earnings, earnings growth, capitalization, dividends and dividend payout ratio will depend on the performance of its subsidiaries, on the effectiveness of the divestiture of non-core businesses, the implementation of our growth plan, and board policy.

     . Demand for and pricing of water, electric and telecommunications utility services and landfill gas, changing market conditions and weather conditions, could affect income and earnings levels at DQE and each subsidiary.

     . Duquesne Light's earnings will be affected by the number of customers who choose to receive electric generation through the provider-of-last-resort arrangement, by final PUC approval of its post-2004 provider-of-last-resort plan and by the continued performance of the generation supplier.


     . The development of the generation plant will depend on various regulatory approvals, as well as the potential for arranging long-term supply with alternative suppliers.

     . The timing of the AquaSource sale's closing, the use of proceeds from the sale, purchase price adjustments, and the accounting treatment of the disposition and the retained assets and liabilities, may affect AquaSource's and DQE's earnings.

     . AquaSource's earnings may be affected by the outcome of its pending rate filings, which will depend on the determinations made by the appropriate public utility commissions.

     . Customer energy demand, fuel costs and plant operations could affect DQE
       Energy Services' earnings.

     . The outcome of the shareholder litigation initiated against each of DQE and AquaSource may affect DQE's performance.

     . The final resolution of the IRS' proposed adjustments regarding our federal income tax liabilities could affect cash flows.

     . Earnings with respect to affordable housing investments, alternative fuel operations and landfill gas will depend, in part, on the continued viability of, and our compliance with the requirements for, applicable federal tax credits.


     . Market and business conditions, demand for services, and stock market volatility may affect our ability to monetize non-core propane assets and energy technology investments.

     . The events of September 11, 2001 have created broad uncertainty in the global economy, and we continues to assess the impact on our businesses, including but not limited to DQE Financial.


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

      We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $418.0 million or 34.7 percent of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.3 million for the six months ended June 30, 2002 and $1.0 million for the six months ended June 30, 2001. A 10 percent reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $62.1 million and $54.9 million as of June 30, 2002 and June 30, 2001. Such changes would not have had a significant near-term effect on our future earnings or cash flows.


                           --------------------------

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

     The parties are currently engaged in settlement negotiations. Although we cannot predict the ultimate outcome of this case or any settlement thereof, an estimated reserve for this matter was made at June 30, 2002. We do not believe final settlement will significantly affect our future results of operations or cash flows.

     As discussed elsewhere in this report, Duquesne Light requested and received PUC approval to recover approximately $13 million of costs it will incur in 2002 due to the RNR. On November 19, 2001, the Pennsylvania Office of Consumer Advocate (OCA) filed a complaint with the PUC, objecting to the recovery approval and stating various matters, such as rate of return and offsetting savings, that should be considered before allowing RNR recovery in excess of rate caps. An initial hearing on the OCA's complaint was held May 2, 2002 before a PUC administrative law judge, who denied the OCA's objections. However, on May 9, 2002, the PUC ordered that Duquesne Light's quarterly earnings may be considered in the RNR proceedings. Additional hearings were held in July 2002. On August 8, 2002, the PUC voted to uphold dismissal of the OCA's case. The OCA has until early September 2002 to appeal.

     Although we cannot predict the ultimate outcome of this matter, we believe the final resolution will not significantly affect our results of operations or cash flows.

     We are also involved in various other legal proceedings. (See Note H.)


Item 4. Submission of Matters to a Vote of Security Holders.

     On June 26, 2002, we held our Annual Meeting of Stockholders. We solicited proxies for the Annual Meeting pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement dated April 23, 2002, and all nominees were elected. Three proposals were submitted to stockholders for a vote at the Annual Meeting.

     Proposal 1 was the election of two directors to serve until the 2003 Annual Meeting; to elect one director to serve until the 2004 Annual Meeting, and to elect three directors to serve until the 2005 Annual Meeting. The vote on this proposal was as follows:

To serve until 2003:

                    Tvpe of Stock               For         Withhold
                    -------------            ----------    ---------
Daniel Berg            Common                43,726,921    1,557,900
                       Preferred                249,390            0

Eric W. Springer       Common                43,578,554    1,557,900
                       Preferred                249,390            0

To serve until 2004:

Charles C. Cohen       Common                43,811,346    1,557,900
                       Preferred                249,390            0

To serve until 2005:

                     Type of Stock              For         Withhold
                    -------------            ----------    ---------
Sigo Falk              Common                44,253,814    1,557,900
                       Preferred                249,390            0

David M. Kelly         Common                44,572,300    1,557,900
                       Preferred                249,390            0

John D. Turner         Common                44,558,797    1,557,900
                       Preferred                249,390            0

     The following directors' terms continue after the Annual Meeting of
Stockholders: until 2003 - Robert P. Bozzone and Steven S. Rogers; and until 2004 - Doreen E. Boyce and Morgan K. O'Brien.

     Proposal 2 was for the approval of the DQE, Inc. 2002 Long-Term Incentive Plan. The vote on this issue was as follows:

                         For        Against       Abstain
                     ----------    ---------     ---------
Common Stock         37,608,215    6,678,395     1,355,007
Preferred Stock         249,390            0             0

     Proposal 3 was the ratification of the appointment, by the board of directors, of Deloitte & Touche LLP as independent auditors to audit our books for the year ending December 31, 2002. The vote on this proposal was as follows:

                         For        Against       Abstain
                     ----------    ---------     ---------
Common Stock         42,940,967    2,093,343       607,307
Preferred Stock         249,390            0             0

Item 5. Other Information.

     The Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002, requires disclosure of any non-audit services performed by a company's auditor. As previously disclosed in our 2001 Annual Report to Shareholders, our independent public accountants provide non-audit, tax-related services.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

   Exhibit 10.1 - Purchase Agreement by and among AquaSource, DQE, Philadelphia
                  Suburban Corporation and Aqua Acquisition Corporation, dated as of July 29, 2002.

   Exhibit 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                  Preferred and Preference Stock Dividend Requirements.

   Exhibit 99.1 - Certification of Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

   Exhibit 99.2 - Certification of Principal Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

 b. We filed a Form 8-K on May 30, 2002, to disclose a press release announcing our Back-to-Basics plan.

     We filed a Form 8-K on June 13, 2002, to disclose the Preliminary Prospectus Supplement in connection with our equity offering.

     We filed a Form 8-K on June 24, 2002, to incorporate certain documents by reference into our equity offering registration statement, and to disclose the Final Prospectus Supplement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          DQE, Inc.
                                               ---------------------------------
                                                         (Registrant)

Date     August 14, 2002                           /s/ Frosina C. Cordisco
     ------------------------------            ---------------------------------
                                                         (Signature)
                                                     Frosina C. Cordisco
                                                Vice President and Treasurer
                                               (Principal Financial Officer)


Date     August 14, 2002                            /s/ Stevan R. Schott
    ------------------------------            ---------------------------------
                                                        (Signature)
                                                       Stevan R. Schott
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)