Form 10-Q
period 2002-09-30
DQE INC
filed 2002-11-15
CIK 846930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From              to
                                    ------------    ------------

                             Commission File Number
                                     1-10290

                                    DQE, Inc.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    25-1598483
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               411 Seventh Avenue
                         Pittsburgh, Pennsylvania 15219
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (412) 393-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE Common Stock, no par value - 74,315,771 shares outstanding as of October 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DQE Condensed Consolidated Statements of Income (Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                            (Millions of Dollars, Except Per Share Amounts)
                                                            -----------------------------------------------
                                                                  Three Months           Nine Months
                                                               Ended September 30,   Ended September 30,
                                                               -------------------   -------------------
                                                                  2002     2001        2002      2001
-----------------------------------------------------------------------------------------------------------
Operating Revenues:
Electricity sales                                                $250.5   $291.7      $ 724.7   $788.4
Other                                                              30.4     30.1         93.6    115.4
-----------------------------------------------------------------------------------------------------------
   Total Operating Revenues                                       280.9    321.8        818.3    903.8
-----------------------------------------------------------------------------------------------------------
Operating Expenses:
Purchased power                                                   124.3    120.4        327.2    318.0
Other operating                                                    54.0     55.8        163.7    178.7
Maintenance                                                         4.0      5.7         17.7     17.4
Depreciation and amortization                                      31.5     96.5        157.9    264.1
Taxes other than income taxes                                      17.5     15.7         52.5     45.4
-----------------------------------------------------------------------------------------------------------
   Total Operating Expenses                                       231.3    294.1        719.0    823.6
-----------------------------------------------------------------------------------------------------------
Operating Income                                                   49.6     27.7         99.3     80.2
-----------------------------------------------------------------------------------------------------------
Other Income:
Investment income                                                  16.4     33.8         55.9     63.1
Investment impairment (Note D)                                       --       --        (10.8)   (47.3)
-----------------------------------------------------------------------------------------------------------
   Total Other Income                                              16.4     33.8         45.1     15.8
Interest and Other Charges                                         19.6     24.6         63.9     80.0
-----------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Income Taxes              46.4     36.9         80.5     16.0
Income Tax Expense                                                 17.2     12.5         31.4      0.1
-----------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                  29.2     24.4         49.1     15.9
Loss from Discontinued Operations - Net                            (2.2)    (1.7)      (102.4)  (102.7)
-----------------------------------------------------------------------------------------------------------
Income (Loss) before Cumulative Effect of Change in
   Accounting Principle                                            27.0     22.7        (53.3)   (86.8)
Cumulative Effect of Change in Accounting Principle - Net            --       --       (113.7)      --
-----------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                  27.0     22.7       (167.0)   (86.8)
Dividends on Preferred Stock                                        0.2      0.2          0.5      0.4
-----------------------------------------------------------------------------------------------------------
Earnings (Loss) Available for Common Stock                       $ 26.8   $ 22.5      $(167.5)  $(87.2)
===========================================================================================================
Average Number of Common Shares Outstanding (Millions of
   Shares)                                                         74.1     55.9         62.6     55.9
===========================================================================================================
Basic Earnings (Loss) Per Share of Common Stock:
Earnings from Continuing Operations                              $ 0.39   $ 0.43      $  0.78   $ 0.28
Loss from Discontinued Operations                                $(0.03)  $(0.03)     $ (1.64)  $(1.84)
Cumulative Effect of Change in Accounting Principle              $   --   $   --      $ (1.82)  $   --
-----------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share of Common Stock                  $ 0.36   $ 0.40      $ (2.68)  $(1.56)
===========================================================================================================
Diluted Earnings (Loss) Per Share of Common Stock:
Earnings from Continuing Operations                              $ 0.39   $ 0.43      $  0.77   $ 0.28
Loss from Discontinued Operations                                $(0.03)  $(0.03)     $ (1.61)  $(1.84)
Cumulative Effect of Change in Accounting Principle              $   --   $   --      $ (1.79)  $   --
-----------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share of Common Stock                $ 0.36   $ 0.40      $ (2.63)  $(1.56)
===========================================================================================================
Dividends Declared Per Share of Common Stock                     $ 0.25   $ 0.42      $  1.09   $ 1.26
===========================================================================================================

See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------------------------
                                                                       (Millions of Dollars)
                                                                   ----------------------------
                                                                   September 30,   December 31,
                                                                       2002           2001
-----------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and temporary cash investments                                  $    63.8      $     7.2
Receivables - net                                                        156.0          166.5
Other                                                                     62.4          116.9
Discontinued operations                                                  199.9           25.9
-----------------------------------------------------------------------------------------------
      Total Current Assets                                               482.1          316.5
-----------------------------------------------------------------------------------------------
Long-Term Investments                                                    594.3          635.5
-----------------------------------------------------------------------------------------------
Property, Plant and Equipment                                          2,170.3        2,119.2
Less: Accumulated depreciation                                          (691.3)        (647.2)
-----------------------------------------------------------------------------------------------
      Total Property, Plant and Equipment - Net                        1,479.0        1,472.0
-----------------------------------------------------------------------------------------------
Other Non-Current Assets:
   Transition costs                                                       31.8          134.3
   Regulatory assets                                                     282.6          267.2
   Other                                                                  37.2           46.1
   Discontinued operations                                                  --          354.3
-----------------------------------------------------------------------------------------------
      Total Other Non-Current Assets                                     351.6          801.9
-----------------------------------------------------------------------------------------------
         Total Assets                                                $ 2,907.0      $ 3,225.9
===============================================================================================

CAPITALIZATION AND LIABILITIES
-----------------------------------------------------------------------------------------------
Current Liabilities:
   Notes payable and current debt maturities                         $     0.8      $   151.0
   Other                                                                 221.4          216.1
   Discontinued operations                                                54.0           19.7
-----------------------------------------------------------------------------------------------
      Total Current Liabilities                                          276.2          386.8
-----------------------------------------------------------------------------------------------
Non-Current Liabilities:
   Deferred income taxes - net                                           557.2          611.4
   Deferred income                                                        94.0          103.5
   Other                                                                 138.8          169.0
   Discontinued operations                                                  --           19.9
-----------------------------------------------------------------------------------------------
      Total Non-Current Liabilities                                      790.0          903.8
-----------------------------------------------------------------------------------------------
   Commitments and contingencies (Note H)
-----------------------------------------------------------------------------------------------
Capitalization:
Long-Term Debt                                                         1,082.2        1,184.5
-----------------------------------------------------------------------------------------------
DLC Obligated Mandatorily Redeemable Preferred Trust Securities          150.0          150.0
-----------------------------------------------------------------------------------------------
Preferred Stock:
   DQE preferred stock                                                    16.4           16.4
   Preferred stock of subsidiaries                                        62.1           62.1
   Preference stock of subsidiaries                                       14.8           13.8
-----------------------------------------------------------------------------------------------
      Total Preferred Stock                                               93.3           92.3
-----------------------------------------------------------------------------------------------
Common Shareholders' Equity:
   Common stock - no par value (authorized - 187,500,000 shares;
      issued - 126,929,154 and 109,679,154 shares)                     1,219.0          994.8
   Retained earnings                                                     521.0          759.7
   Treasury stock (at cost) (51,560,664 and 53,770,877 shares)        (1,224.2)      (1,246.7)
   Accumulated other comprehensive income                                 (0.5)           0.7
-----------------------------------------------------------------------------------------------
      Total Common Shareholders' Equity                                  515.3          508.5
-----------------------------------------------------------------------------------------------
      Total Capitalization                                             1,840.8        1,935.3
-----------------------------------------------------------------------------------------------
         Total Liabilities and Capitalization                        $ 2,907.0      $ 3,225.9
===============================================================================================

See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Statements of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------
                                                                     (Millions of Dollars)
                                                                 -------------------------------
                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                         2002      2001
------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                              $  14.9   $ 136.0
Cumulative effect of change in
  accounting principle, net                                               113.7        --
Changes in working capital other than cash                                (22.8)     (4.2)
Cash flows from discontinued operations                                    87.2      52.8
Other                                                                      (0.4)     (3.5)
------------------------------------------------------------------------------------------------
   Net Cash Provided from Operating Activities                            192.6     181.1
------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                      (60.4)    (85.2)
Proceeds from disposition of investments                                   21.1      45.8
Collection of note receivable                                               7.0        --
Other                                                                      (2.3)    (13.7)
------------------------------------------------------------------------------------------------
   Net Cash Used in Investing Activities                                  (34.6)    (53.1)
------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Issuance of debt (Note G)                                                 300.0        --
Reductions of long-term obligations (Note G)                             (553.0)    (65.3)
Issuance of common stock                                                  223.4        --
Dividends on common and preferred stock                                   (71.5)    (70.8)
Other                                                                      (0.3)      5.5
------------------------------------------------------------------------------------------------
   Net Cash Used in Financing Activities                                 (101.4)   (130.6)
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments             56.6      (2.6)
Cash and temporary cash investments at beginning of period                  7.2      15.8
------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                    $  63.8   $  13.2
================================================================================================

See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Statements of Comprehensive Income (Unaudited)

---------------------------------------------------------------------------------------------------
                                                                   (Millions of Dollars)
                                                          -----------------------------------------
                                                              Three Months           Nine Months
                                                          Ended September 30,   Ended September 30,
                                                          -----------------------------------------
                                                             2002    2001          2002      2001
---------------------------------------------------------------------------------------------------
Net income (loss)                                           $27.0   $ 22.7       $(167.0)  $ (86.8)
---------------------------------------------------------------------------------------------------
Other comprehensive income:
   Unrealized holding losses arising during the period,
      net of tax of $(0.3), $(11.4), $(0.3) and $(14.6)      (0.5)   (21.2)         (0.5)    (27.1)
   Reclassification adjustment for
      realized holding loss                                    --       --          (0.7)       --
---------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                 $26.5   $  1.5       $(168.2)  $(113.9)
===================================================================================================

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

     AquaSource is a water resource management company. Since July 2002, we have entered into agreements to sell more than 85% of AquaSource's assets. AquaSource is now reported as a discontinued operation. (See Note I.)

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

     DQE Capital, a 100%-owned finance subsidiary, provides financing for the operations of our subsidiaries other than Duquesne Light. We fully and unconditionally guarantee payment of DQE Capital's debt securities including $100.0 million of Public Income Notes, due 2039, and a $140.0 million revolving credit facility. At September 30, 2002 no borrowings were outstanding under the credit facility.

     DQE Enterprises manages our remaining electronic commerce and energy technologies investment portfolios.

     Our other business lines include the following: propane distribution, communications systems, and insurance services for DQE and various affiliates.

     The consolidated financial statements include the accounts of DQE and our wholly and majority owned subsidiaries. The equity method of accounting is used when we have a 20 to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany balances and transactions have been eliminated in the consolidation.

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

     The interim financial information for the three and nine month periods ended September 30, 2002 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

     These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year.

Earnings Per Share

     Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, DQE preferred stock and stock options, unless a loss from continuing operations occurs as the inclusion of these shares would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted earnings per share for the nine months ended September 30, 2002 and September 30, 2001.

Diluted Earnings (Loss) Per Share
For the Nine Months Ended September 30,
-----------------------------------------------------
(Millions of Dollars)                    2002    2001
-----------------------------------------------------
Income from continuing operations       $49.1   $15.9
Less: Preferred dividends                (0.5)   (0.4)
-----------------------------------------------------
Income from continuing operations for
   basic EPS                             48.6    15.5
Dilutive effect of:
      ESOP dividends                       --      --
      Preferred stock dividends           0.5      --
-----------------------------------------------------
   Diluted Earnings from Continuing
      Operations for Common             $49.1   $15.5
=====================================================

-----------------------------------------------------
(Millions of Shares)                     2002    2001
-----------------------------------------------------
Basic average shares                     62.6    55.9
Dilutive effect of:
      ESOP shares                          --      --
      DQE preferred stock                 0.9      --
      Stock options                        --      --
-----------------------------------------------------
Diluted average shares                   63.5    55.9
-----------------------------------------------------
   Diluted Earnings Per Share from
      Continuing Operations             $0.77   $0.28
=====================================================

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

B.   RATE MATTERS

Competition and the Customer Choice Act

     The Customer Choice Act enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of September 30, 2002, approximately 76.6% of Duquesne Light's customers measured on a kilowatt-hour (KWH) basis and approximately 75.6% on a non-coincident peak load basis received electricity through our provider of last resort service arrangement (discussed below). The remaining customers are provided with electricity through alternative generation suppliers. The number of customers participating in our provider of last resort service will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

Regional Transmission Organization

     FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light had planned to join the PJM West RTO. However, on July 31, 2002, the FERC issued a series of proposals designed to establish a standard market design and transmission service for interstate electricity transactions, and extend the deadline for joining an RTO until September 2004. Duquesne Light will continue to evaluate the FERC's proposals and their impact on the possibility of joining an RTO.

Competitive Transition Charge

     In its final restructuring order, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. As of September 30, 2002, the CTC balance has been fully collected for approximately 95% of Duquesne Light's customers, and 87% of the KWH sales for the first nine months of 2002. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.

     For regulatory purposes, the unrecovered balance of transition costs was approximately $32.6 million ($19.8 million net of tax) at September 30, 2002, on which Duquesne Light is allowed to earn an 11% pre-tax return. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

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

     On October 25, 2002, Duquesne Light petitioned the PUC to issue a declaratory order regarding a provision in its retail tariff that affects its largest industrial customer. The supplier and Duquesne Light have interpreted the tariff differently. The supplier's interpretation could increase the customer's bill by approximately $7 to $9 million annually. Duquesne Light has requested that the PUC affirm Duquesne Light's interpretation of the tariff requirements. Duquesne Light retains the risk of recovering this increase from the customer, should the customer refuse to pay. This risk is not included in the "normal level" of uncollectible accounts described above.

Rate Freeze

     In connection with POLR II, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates through 2004 for retail customers who take electricity under POLR II, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

C.   RECEIVABLES

     The components of receivables for the periods indicated are as follows:

----------------------------------------------------------------------------
                                                    (Millions of Dollars)
                                                ----------------------------
                                                September 30,   December 31,
                                                    2002           2001
----------------------------------------------------------------------------
Electric customers                                 $100.5         $ 97.1
Unbilled revenue accrual                             31.3           36.6
Other utility                                         3.4            3.2
Other                                                29.3           36.2
   Less: Allowance for uncollectible accounts        (8.5)          (6.6)
----------------------------------------------------------------------------
      Total                                        $156.0         $166.5
============================================================================

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

     Our goodwill relates to both our water resource management and propane delivery businesses. Beginning in the third quarter of 2002, our water resource management business is treated as a discontinued operation. (See Note I.) Our propane delivery business is included in our all other category.

     We had independent valuations performed on both of these reporting units in order to determine their fair values as of January 1, 2002. These valuations determined the implied fair values of each of the reporting units using a discounted cash flow analysis and public company trading multiples. These valuations indicated that the fair values of both reporting units were less than their carrying values, an indication of impairment. We then assessed the fair value of the tangible assets and liabilities of each of these reporting units, and determined that substantially all of the goodwill related to the water distribution reporting unit and a portion of the goodwill related to the propane delivery reporting unit was impaired as of January 1, 2002. The valuation of the water distribution reporting unit was further supported by the terms of the July 29, 2002 agreement to sell approximately 85% of AquaSource's 2001 total assets, for a purchase price that was significantly less than the carrying amount of the reporting unit. Accordingly, we recognized a $113.7 million charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value, consisting of $103.0 million related to water distribution and $10.7 million related to propane delivery. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge.

     Total goodwill of $20.7 million remains, principally at the propane delivery reporting unit ($19.8 million).

     The following table reconciles the prior year's reported net income/loss and earnings/loss per share, adjusted to exclude goodwill amortization expense that is no longer recorded under the provisions of SFAS No. 142.

--------------------------------------------------------------------------
                                                   Three Months Ended
                                             -----------------------------
                                             September 30,   September 30,
                                                 2002            2001
--------------------------------------------------------------------------
Reported net income                              $27.0           $22.7
Goodwill amortization - water distribution          --             0.7
Goodwill amortization - propane delivery            --             0.3
--------------------------------------------------------------------------
   Adjusted net income                           $27.0           $23.7
==========================================================================
Basic and diluted earnings per share:
   Reported                                      $0.36           $0.40
   Adjusted                                      $0.36           $0.42
--------------------------------------------------------------------------

--------------------------------------------------------------------------
                                                   Nine Months Ended
                                             -----------------------------
                                             September 30,   September 30,
                                                 2002            2001
--------------------------------------------------------------------------
Reported net loss                               $(167.0)        $(86.8)
Goodwill amortization - water distribution           --            3.6
Goodwill amortization - propane delivery             --            0.9
--------------------------------------------------------------------------
   Adjusted net loss                            $(167.0)        $(82.3)
==========================================================================
Basic loss per share:
   Reported                                     $ (2.68)        $(1.56)
   Adjusted                                     $ (2.68)        $(1.48)
--------------------------------------------------------------------------
Diluted loss per share:
   Reported                                     $ (2.63)        $(1.56)
   Adjusted                                     $ (2.63)        $(1.48)
--------------------------------------------------------------------------

AquaSource

     In May 2002, we indicated that we were exploring the sale of our water resource management business. In late June 2002, we received indications of interest for this business, and ultimately determined that the likely outcome would be a sale of this business. Based on the information received, an indication of impairment of long-lived assets existed.

     We estimated the proceeds to be received from a sale and compared them to the carrying amount of the long-lived assets that remained after the goodwill impairment, described above. This comparison indicated that the carrying amount of the investor-owned water and wastewater utilities to be sold significantly exceeded the expected proceeds to be received. As a result, we recorded an impairment charge of $100.9 million in the second quarter of 2002, which reduced the amount of property, plant and equipment and other long-lived assets; this charge is reflected in discontinued operations. No tax benefit was recognized in connection with this impairment charge due to the uncertainty of the recoverability of the resulting deferred tax asset.

     During 2001, our management team evaluated AquaSource's future direction and the capabilities of its operating platforms. This evaluation determined that the company's potential future performance would result in lower returns than originally anticipated. AquaSource therefore recorded a second quarter 2001 pre-tax impairment charge of $109.2 million, or $99.7 million after tax, to write down various aspects of its business, primarily related to contract operations and construction. The assets determined to be impaired consisted of goodwill, property, plant and equipment, and other assets. This charge is reflected in discontinued operations.

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

DQE Enterprises

     During the second quarter of 2002, DQE Enterprises wrote down three investments in publicly traded applied technology businesses to their quoted market value as of the balance sheet date, and recognized the associated impairment charge of $10.0 million. This charge reflects an other-than-temporary decline in the market value of the underlying securities. Enterprises also recorded a $0.8 million impairment charge for the write-off of two investments in privately-held entities which have filed for protection under Chapter 7 of the U.S. Bankruptcy Code.

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

E.   RESTRUCTURING CHARGES

     During the fourth quarter of 2001, we recorded a pre-tax restructuring charge of $31.1 million. The restructuring plan included the (1) consolidation and reduction of certain administrative and back-office functions through an involuntary termination plan; (2) abandonment of certain office facilities to relocate employees to one centralized location; and (3) write-off of certain leasehold improvements related to abandoned office facilities. Of the $31.1 million, $20.1 million was for employee termination benefits for approximately 200 management, professional and administrative personnel; $8.0 million was for future lease payments; and $3.0 million was for other lease costs associated with the restructuring plan. To date, approximately 160 employees have been terminated. The restructuring liability at September 30, 2002 was $12.7 million and is included in "other current liabilities" on the condensed consolidated balance sheet.

     The following table summarizes the current year activity for the accrued restructuring liability for the period ended September 30, 2002:

----------------------------------------------------------------
                                      Restructuring Liability
                                   -----------------------------
                                       (Millions of Dollars)
                                   -----------------------------
                                     Employee
                                   Termination   Lease
                                     Benefits    Costs     Total
----------------------------------------------------------------
Balance at December 31, 2001          $15.8      $ 8.7    $ 24.5
2002 payments                          (9.6)      (2.2)    (11.8)
----------------------------------------------------------------
   Balance at September 30, 2002      $ 6.2      $ 6.5    $ 12.7
================================================================

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

G.   DEBT

     In September 2002, Duquesne Light converted approximately $98 million of variable rate debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

     On August 5, 2002, we redeemed the following: (i) $10 million aggregate principal amount of Duquesne Light's 8.20% first mortgage bonds due 2022 at a redemption price of 104.51% of the principal amount thereof, and (ii) $100 million aggregate principal amount of Duquesne Light's 7 5/8% first mortgage bonds due 2023 at a redemption price of 103.9458% of the principal amount thereof.

     On April 15, 2002, Duquesne Light issued $200 million of 6.7% first mortgage bonds due 2012. On April 30, 2002, Duquesne Light issued $100 million of 6.7% first mortgage bonds due 2032. In each case it used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

H.   COMMITMENTS AND CONTINGENCIES

Construction

     We estimate that in 2002 we will spend, excluding the allowance for funds used during construction, approximately $70 million for electric utility construction; $53 million for water utility construction (now included in discontinued operations, as discussed in Note I); and $10 million for construction by our other business lines.

Guarantees

     As part of our investment portfolio in affordable housing, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. In addition, we have paid for a partial release from certain guaranteed investors. The remaining amount of such guarantees at September 30, 2002, was $74.5 million (assuming the favorable tax treatment accorded these investments continues). A portion of the fees received has been deferred to absorb any required payments with respect to these transactions. Based on an evaluation of and recent experience with the underlying housing projects, we believe that such deferrals are sufficient for this purpose.

Employees

     Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers (IBEW), which represents the majority of Duquesne Light's employees. This contract expires September 30, 2003.

Legal Proceedings

     AquaSource. In February 2001, 39 former and current employees of our subsidiary AquaSource, Inc., all minority investors in AquaSource, commenced an action against DQE, AquaSource and others in the District Court of Harris County, Texas. The complaint alleged that the defendants fraudulently induced the plaintiffs to agree to sell their AquaSource Class B stock back to AquaSource by falsely promising orally that DQE would invest $1 billion or more in AquaSource, which, plaintiffs allege, would have permitted them to realize significant returns on their investments in AquaSource. The complaint also alleged that the defendants mismanaged AquaSource, and thus decreased the value of plaintiffs' AquaSource stock.

     Plaintiffs sought, among other relief, an order rescinding their agreements to sell their stock back to AquaSource, an award of actual damages not to exceed $100 million and exemplary damages not to exceed $400 million.

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

     The parties entered into a settlement agreement which became effective October 7, 2002. The total settlement is valued at approximately $22 million, and includes cash, 60,000 shares of our Preferred Stock, Series A (Convertible), a note receivable, an AquaSource building in Houston together with furniture and fixtures, and one other piece of real property in Houston. The building, furniture, fixtures and property were transferred to the plaintiffs' designee. The plaintiffs provided all defendants with a broad release of all claims arising out of the transactions that are the subject of the litigation, as well as all claims relating to any plaintiff's past employment with AquaSource. The plaintiffs also agreed not to solicit AquaSource customers or employees through October 31, 2003.

     The settlement provides that each holder of the preferred stock received in the settlement has the option to sell all, but not less than all, of such holder's shares of the preferred stock to us on the earlier to occur of (i) a sale by us of all or substantially all of the stock or assets of AquaSource or
(ii) the two-year anniversary of the settlement effective date. The purchase price of each share of preferred stock to be so purchased by us will be the $100 liquidation value, plus an amount equal to accrued dividends to the date of payment. The purchase price will be payable entirely in cash or, at our election, in common stock.

     An estimated reserve for this matter was made at June 30, 2002. The final settlement did not significantly affect our third quarter results of operations or cash flows.

     Shareholder Class Action. In October and November 2001, a number of putative class action lawsuits were filed by purported shareholders of DQE against DQE and David Marshall, DQE's former chairman, chief executive officer and president, in the United States District Court for the Western District of Pennsylvania. These cases were consolidated under the caption In re DQE, Inc. Securities Litigation, Master File No. 01-1851 (W.D. Pa.), and the plaintiffs filed a second consolidated amended complaint on April 15, 2002. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 12(a)(2) of the Securities Act of 1933 (the "Securities Act"). The complaint also alleges controlling person liability under Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The complaint alleges that between December 6, 2000 and April 30, 2001, the defendants issued a number of materially false and misleading statements concerning investments made by our subsidiary, DQE Enterprises, and the impact that these investments would have on our current and future financial results.

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

     On May 24, 2002, we filed a motion on behalf of DQE and David Marshall, seeking dismissal of the lawsuit. On October 17, 2002, the District Court denied the motion.

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

     The proposed adjustment relates to an investment by one of our subsidiaries in certain structured lease transactions. We have paid the proposed adjustment and filed a protest, which is currently pending with the IRS Appeals Office. As part of their current audit of our 1995 through 1997 years, the IRS has indicated that it is considering proposed adjustments for these years relating to the same transactions as well as to other similar transactions. If the IRS were to propose adjustments relating to these transactions for the years 1995 through 2001 similar to those proposed for 1994 and if those adjustments were sustained, we would project that the proposed assessment of additional tax would be approximately $175 million (before interest and penalties), including the tax portion of the $22 million adjustment for 1994. We intend to deposit $105 million with the IRS to be applied toward any adjustments which may ultimately be proposed. The tax years 1998 through 2001 remain subject to IRS review.

     One of our subsidiaries entered into other structured lease transactions from 1995 through 1997. In 1999, the IRS published a revenue ruling setting forth its official position which is to disallow deductions attributable to certain leasing transactions. In October 2002, the IRS published a revenue ruling reaffirming its position to disallow deductions attributable to leasing transactions. We believe the IRS is likely to challenge our subsidiary's structured lease transactions by characterizing them as those described in the revenue ruling. However, the IRS has not yet proposed any adjustments with respect to these transactions, and we cannot predict the nature, extent or timing of any proposed adjustments.

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

Other

     DQE Financial maintains a limited partnership investment in a waste-to-energy facility. In January 2002, Moody's Investor Service downgraded the credit rating of the general partner's parent, who also guaranteed the partnership's obligations. This credit condition led to an event of default under the partnership's service agreement to operate the underlying waste-to-energy facility for a local authority. On April 1, 2002, the general partner, its parent and the partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The local authority issued a notice to terminate the service agreement; however, the termination has been suspended under the automatic stay protection afforded the partnership by the bankruptcy filing. Subsequent to the bankruptcy filing, the general partner obtained debtor-in-possession financing to meet ongoing cash needs and has obtained a non-binding letter of intent to be acquired upon emergence from Chapter 11. The partnership group, including DQE Financial, is negotiating with the local authority to restructure the service agreement. DQE Financial is currently assessing the effect of these events on the recoverability of its asset carrying value, which is approximately $15.6 million as of September 30, 2002, but cannot predict the extent of any potential charge at this time.

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

     During 2002, DQE Financial has realized further reductions in available gas volumes. Management is continuing discussions with the New York City Department of Sanitation in order to improve financial performance of the facility. DQE Financial continues to assess the effect of these events on the recoverability of its asset carrying value, which is approximately $28.4 million as of September 30, 2002, but cannot predict the extent of any potential charge at this time.

I.   DISCONTINUED OPERATIONS

     Beginning in the third quarter of 2002, AquaSource and certain items from the "all other" category that are associated with AquaSource have been reflected as discontinued operations in the consolidated financial statements. These statements have been reclassified to conform to the discontinued operations presentation for all periods presented.

     On July 29, 2002, we entered into an agreement to sell AquaSource's investor-owned water utilities to Philadelphia Suburban Corporation (PSC) for approximately $205 million in cash. In addition, PSC is acquiring selected operating and maintenance contract operations in seven states that are closely integrated with the investor-owned water utilities being acquired. The businesses being acquired represent approximately 85% of AquaSource's 2001 total assets. The final purchase price could vary from $180 to $215 million, as various purchase price adjustments are applied. These adjustments relate to the achievement of specific operating performance metrics during the interim period until closing, involving revenue, rate base and customer connections. The closing is expected to occur in the second half of 2003, contingent upon regulatory approvals.

     On August 5, 2002, we announced the sale of an AquaSource water utility subsidiary to California Water Services Group for $7.7 million. This sale was contemplated as an option under our agreement with PSC, and a purchase price adjustment (in addition to those discussed above) will be applied with respect to the assets to be acquired by PSC. The closing is expected to occur in early 2003, contingent upon regulatory approval.

     On September 17, 2002, we announced the sale of the majority of AquaSource's contract operations business to Southwest Water Company, for an expected purchase price, after adjustments, to exceed $10 million in cash, which approximates book value. The portions of the business being acquired have operations primarily in and around Houston, Texas, and the Colorado region. These operations represent approximately 20% of AquaSource's 2001 total revenues and less than 2% of the company's 2001 assets. These contract operations provide operating, maintenance, and management services to state, county, municipal, and industrial water and wastewater systems. The closing is expected to occur during the fourth quarter of 2002.

     In the first nine months of 2002, we sold various assets, including several other wastewater facilities and real property, receiving proceeds of approximately $6 million, which approximated book value. We are in the process of disposing of the remainder of AquaSource's assets, which primarily includes the construction business.

     The following table summarizes income statement data from discontinued operations:

===================================================
                                 Three Months Ended
                                   September 30,
                                 ------------------
(In Millions)                       2002    2001
---------------------------------------------------
Revenues                           $28.5   $29.6
Operating Results, net of
   tax of $1.6 and $0.2              4.0    (1.7)
Loss from sale of Discontinued
   Operations, net of tax of
   $(3.4) and $--                   (6.2)     --
---------------------------------------------------

===================================================
                                 Nine Months Ended
                                   September 30,
                                 ------------------
(In Millions)                     2002      2001
---------------------------------------------------
Revenues                         $  82.4   $  81.6
Operating Results, net of
   tax of $1.8 and $8.7              4.7    (102.7)
Loss from sale of Discontinued
   Operations, net of tax of
   $(3.4) and $--                 (107.1)       --
---------------------------------------------------

     The following table summarizes major assets and liabilities for discontinued operations:

========================================================
                            September 30,   December 31,
(In Millions)                   2002            2001
--------------------------------------------------------
Other current assets           $ 42.4          $ 25.9
Property and equipment,
   net                          157.5           216.4
Other non-current assets           --           137.9
Other current liabilities        40.6            19.7
Debt                             13.4            14.3
Other non-current
   liabilities                     --             5.6
--------------------------------------------------------

     AquaSource currently provides water utility service to more than 520,000 water and wastewater customer connections in 18 states. AquaSource's water utility operations are regulated by various authorities in the states where they operate as to rates, accounting and other matters.

J.   BUSINESS SEGMENTS AND RELATED INFORMATION

     We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) Duquesne Light's transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light's supply of electricity (electricity supply business segment), (3) Duquesne Light's collection of transition costs (CTC business segment), (4) DQE Energy Services' development, operation and maintenance of energy facilities and, for a single customer, alternative fuel facilities (Energy Services business segment), (5) DQE Financial's collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment) and (6) DQE Enterprises' management of electronic commerce and energy technologies investment portfolios (Enterprises business segment).

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

     Because AquaSource is reported as a discontinued operation, we no longer report a water distribution business segment. (See Note I.)

Business Segments for the Three Months Ended:

-----------------------------------------------------------------------------------------------------
                                                               (Millions of Dollars)
                                             --------------------------------------------------------
                                             Electricity   Electricity            Energy
                                              Delivery        Supply      CTC    Services   Financial
                                             --------------------------------------------------------
September 30, 2002
-----------------------------------------------------------------------------------------------------
Operating revenues                            $   99.4       $139.9      $15.3    $14.8      $  3.7
Operating expenses                                37.9        130.3        0.6      7.0        10.1
Depreciation and amortization expense             14.1           --       14.0      0.5         1.8
-----------------------------------------------------------------------------------------------------
   Operating income (loss)                        47.4          9.6        0.7      7.3        (8.2)
Other income                                       6.0           --         --      1.4        13.3
Interest and other charges                        16.9           --         --      0.2         0.5
-----------------------------------------------------------------------------------------------------
   Income (loss) before taxes                     36.5          9.6        0.7      8.5         4.6
Income taxes                                      15.2          3.9        0.3      2.9        (0.8)
-----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations          21.3          5.7        0.4      5.6         5.4
Dividends on preferred stock                        --           --         --       --          --
-----------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
   available for common stock                 $   21.3       $  5.7      $ 0.4    $ 5.6      $  5.4
=====================================================================================================

Assets                                        $1,891.8       $   --      $31.8    $38.7      $610.9
=====================================================================================================

Capital expenditures                          $   16.4       $   --      $  --    $ 0.1      $  0.2
=====================================================================================================

-----------------------------------------------------------------------------------------------
                                                            (Millions of Dollars)
-----------------------------------------------------------------------------------------------

                                             Enterprises   Other    Eliminations   Consolidated
                                             --------------------------------------------------
September 30, 2002
-----------------------------------------------------------------------------------------------
Operating revenues                              $  --      $  8.3      $(0.5)        $  280.9
Operating expenses                                0.2        13.8       (0.1)           199.8
Depreciation and amortization expense              --         1.1        --              31.5
-----------------------------------------------------------------------------------------------
   Operating income (loss)                       (0.2)       (6.6)      (0.4)            49.6
Other income                                      0.2         0.3       (4.8)            16.4
Interest and other charges                         --         6.5       (4.5)            19.6
-----------------------------------------------------------------------------------------------
   Income (loss) before taxes                      --       (12.8)      (0.7)            46.4
Income taxes                                       --        (4.3)        --             17.2
-----------------------------------------------------------------------------------------------
Income (loss) from continuing operations           --        (8.5)      (0.7)            29.2
Dividends on preferred stock                       --         0.2         --              0.2
-----------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
   available for common stock                   $  --      $ (8.7)     $(0.7)        $   29.0
===============================================================================================

Assets                                          $12.6      $121.3      $  --         $2,707.1
===============================================================================================

Capital expenditures                            $  --      $  3.5      $  --         $   20.2
===============================================================================================

Business Segments for the Three Months Ended:

------------------------------------------------------------------------------------------------------
                                                                (Millions of Dollars)
                                             ---------------------------------------------------------
                                             Electricity   Electricity             Energy
                                              Delivery        Supply      CTC     Services   Financial
                                             ---------------------------------------------------------
September 30, 2001
------------------------------------------------------------------------------------------------------
Operating revenues                            $   84.5       $125.9      $ 85.8    $10.2      $  3.7
Operating expenses                                36.1        125.9         3.8      8.5        10.2
Depreciation and amortization expense             15.0           --        77.8      0.5         1.0
------------------------------------------------------------------------------------------------------
   Operating income (loss)                        33.4           --         4.2      1.2        (7.5)
Other income                                       8.8           --          --      2.7        15.5
Interest and other charges                        19.3           --          --      0.1         1.1
------------------------------------------------------------------------------------------------------
   Income (loss) before taxes                     22.9           --         4.2      3.8         6.9
Income taxes                                       8.9           --         1.5      1.3        (1.8)
------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations          14.0           --         2.7      2.5         8.7
Dividends on preferred stock                        --           --          --       --          --
------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
   available for common stock                 $   14.0       $   --      $  2.7    $ 2.5      $  8.7
======================================================================================================

Assets (1)                                    $1,702.5       $   --      $134.3    $35.2      $623.6
======================================================================================================

Capital expenditures                          $   15.4       $   --      $   --    $ 0.2      $ 14.9
======================================================================================================

-----------------------------------------------------------------------------------------------
                                                            (Millions of Dollars)
                                             --------------------------------------------------

                                             Enterprises   Other    Eliminations   Consolidated
                                             --------------------------------------------------
September 30, 2001
-----------------------------------------------------------------------------------------------
Operating revenues                              $ 2.3      $ 11.2      $(1.8)        $  321.8
Operating expenses                                1.8        13.9       (2.6)           197.6
Depreciation and amortization expense             0.4         1.8         --             96.5
-----------------------------------------------------------------------------------------------
   Operating income (loss)                        0.1        (4.5)       0.8             27.7
Other income                                     14.7         1.0       (8.9)            33.8
Interest and other charges                         --        11.6       (7.5)            24.6
-----------------------------------------------------------------------------------------------
   Income (loss) before taxes                    14.8       (15.1)      (0.6)            36.9
Income taxes                                      6.0        (3.4)        --             12.5
-----------------------------------------------------------------------------------------------
Income (loss) from continuing operations          8.8       (11.7)      (0.6)            24.4
Dividends on preferred stock                       --         0.2         --              0.2
-----------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
   available for common stock                   $ 8.8      $(11.9)     $(0.6)        $   24.2
===============================================================================================

Assets (1)                                      $35.2      $314.9      $  --         $2,845.7
===============================================================================================

Capital expenditures                            $ 0.1      $  2.5      $  --         $   33.1
===============================================================================================

(1)  Relates to assets as of December 31, 2001.

Business Segments for the Nine Months Ended:

------------------------------------------------------------------------------------------------------
                                                                (Millions of Dollars)
                                             ---------------------------------------------------------
                                             Electricity   Electricity             Energy
                                              Delivery        Supply      CTC     Services   Financial
                                             ---------------------------------------------------------
September 30, 2002
------------------------------------------------------------------------------------------------------
Operating revenues                             $265.1        $358.0      $113.9    $36.9      $ 11.6
Operating expenses                              114.0         342.7         5.0     18.6        32.5
Depreciation and amortization expense            42.3            --       105.0      1.5         5.3
------------------------------------------------------------------------------------------------------
   Operating income (loss)                      108.8          15.3         3.9     16.8       (26.2)
Other income                                     26.3            --          --      2.7        42.0
Interest and other charges                       55.8            --          --      0.5         1.2
------------------------------------------------------------------------------------------------------
   Income (loss) before taxes                    79.3          15.3         3.9     19.0        14.6
Income taxes                                     32.3           6.2         1.4      6.5        (1.7)
------------------------------------------------------------------------------------------------------
   Income (loss) before impairment               47.0           9.1         2.5     12.5        16.3
Impairment, net                                    --            --          --       --          --
------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations         47.0           9.1         2.5     12.5        16.3
Dividends on preferred stock                       --            --          --       --          --
------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
   available for common stock                  $ 47.0        $  9.1      $  2.5    $12.5      $ 16.3
======================================================================================================

Capital expenditures                           $ 51.3        $   --      $   --    $ 0.4      $  1.7
======================================================================================================

-----------------------------------------------------------------------------------------------
                                                            (Millions of Dollars)
                                             --------------------------------------------------

                                             Enterprises   Other    Eliminations   Consolidated
                                             --------------------------------------------------
September 30, 2002
-----------------------------------------------------------------------------------------------
Operating revenues                             $  0.9      $ 33.4      $(1.5)         $818.3
Operating expenses                                1.9        46.8       (0.4)          561.1
Depreciation and amortization expense             0.1         3.7         --           157.9
-----------------------------------------------------------------------------------------------
   Operating income (loss)                       (1.1)      (17.1)      (1.1)           99.3
Other income                                      0.6         2.5      (18.2)           55.9
Interest and other charges                         --        23.2      (16.8)           63.9
-----------------------------------------------------------------------------------------------
   Income (loss) before taxes                    (0.5)      (37.8)      (2.5)           91.3
Income taxes                                     (0.3)      (13.0)        --            31.4
-----------------------------------------------------------------------------------------------
   Income (loss) before impairment               (0.2)      (24.8)      (2.5)           59.9
Impairment, net                                 (10.8)         --         --           (10.8)
-----------------------------------------------------------------------------------------------
Income (loss) from continuing operations        (11.0)      (24.8)      (2.5)           49.1
Dividends on preferred stock                       --         0.5         --             0.5
-----------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
   available for common stock                  $(11.0)     $(25.3)     $(2.5)         $ 48.6
===============================================================================================

Capital expenditures                           $   --      $  7.0      $  --          $ 60.4
===============================================================================================

Business Segments for the Nine Months Ended:

------------------------------------------------------------------------------------------------------
                                                                (Millions of Dollars)
                                             ---------------------------------------------------------
                                             Electricity   Electricity             Energy
                                              Delivery        Supply      CTC     Services   Financial
                                             ---------------------------------------------------------
September 30, 2001
------------------------------------------------------------------------------------------------------
Operating revenues                             $238.9        $332.3      $233.8    $19.2      $ 18.6
Operating expenses                              115.3         332.3        10.4     16.1        30.8
Depreciation and amortization expense            44.6            --       207.3      1.4         3.1
------------------------------------------------------------------------------------------------------
   Operating income (loss)                       79.0            --        16.1      1.7       (15.3)
Other income                                     30.5            --          --      8.6        50.0
Interest and other charges                       59.7            --          --      0.4         5.3
------------------------------------------------------------------------------------------------------
   Income (loss) before taxes                    49.8            --        16.1      9.9        29.4
Income taxes                                     19.9            --         5.7      3.3        (0.6)
------------------------------------------------------------------------------------------------------
   Income (loss) before impairment               29.9            --        10.4      6.6        30.0
Impairment, net                                    --            --          --       --          --
------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations         29.9            --        10.4      6.6        30.0
Dividends on preferred stock                       --            --          --       --          --
------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
   available for common stock                  $ 29.9        $   --      $ 10.4    $ 6.6      $ 30.0
======================================================================================================

Capital expenditures                           $ 41.9        $   --      $   --    $ 1.1      $ 35.2
======================================================================================================

-----------------------------------------------------------------------------------------------
                                                          (Millions of Dollars)
                                             --------------------------------------------------

                                             Enterprises   Other    Eliminations   Consolidated
                                             --------------------------------------------------
September 30, 2001
-----------------------------------------------------------------------------------------------
Operating revenues                             $ 13.2      $ 55.7      $ (7.9)        $903.8
Operating expenses                               11.2        55.0       (11.6)         559.5
Depreciation and amortization expense             2.0         5.7          --          264.1
-----------------------------------------------------------------------------------------------
   Operating income (loss)                         --        (5.0)        3.7           80.2
Other income                                     17.5       (15.3)      (28.2)          63.1
Interest and other charges                        0.1        37.3       (22.8)          80.0
-----------------------------------------------------------------------------------------------
   Income (loss) before taxes                    17.4       (57.6)       (1.7)          63.3
Income taxes                                      6.2       (14.8)         --           19.7
-----------------------------------------------------------------------------------------------
   Income (loss) before impairment               11.2       (42.8)       (1.7)          43.6
Impairment, net                                 (27.7)         --          --          (27.7)
-----------------------------------------------------------------------------------------------
Income (loss) from continuing operations        (16.5)      (42.8)       (1.7)          15.9
Dividends on preferred stock                       --         0.4          --            0.4
-----------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
   available for common stock                  $(16.5)     $(43.2)     $ (1.7)        $ 15.5
===============================================================================================

Capital expenditures                           $  0.1      $  6.9      $   --         $ 85.2
===============================================================================================

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

     AquaSource is a water resource management company. Since July 2002, we entered agreements to sell more than 85% of AquaSource's assets. AquaSource is now reported as a discontinued operation. (See Note I.)

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

RESULTS OF OPERATIONS

Overall Performance

     Three months ended September 30, 2002. Earnings from continuing operations available for common stock were $29.0 million or $0.39 per share in the third quarter of 2002, compared to earnings of $24.2 million or $0.43 per share in the third quarter of 2001, an aggregate increase of $4.8 million. The average shares outstanding increased 18.2 million, or 32.6%, principally due to the June 2002 common stock offering.

     The increase in earnings from continuing operations is due to a number of factors:

     . Pittsburgh experienced hotter than normal weather in the third quarter of 2002, due to the third warmest summer on record in our nation's history, which resulted in higher demand for cooling.
     . During 2002, Duquesne Light began operating under its new provider of last resort arrangement (POLR II, described below).
     . Third quarter earnings increased at the Energy Services business segment.
     . Savings from our fourth quarter of 2001 corporate restructuring, and our continued focus on other cost reductions, contributed to third quarter of 2002 income.
     . Interest expense in the third quarter of 2002 was reduced due to debt retirements in late 2001 and 2002 and favorable interest rates on our variable rate, tax-exempt debt.

     The following factors partially offset these contributions to earnings from continuing operations:

     . Although the $8.4 million after-tax gain in the third quarter of 2001 resulting from the sale of the Pittsburgh International Airport energy facility contributed to 2001 income, we recognized no such gain in the third quarter of 2002.
     . Income from the CTC business segment declined following the full collection of the CTC balance for most of our customers.

     After considering discontinued operations, the earnings available for common stock were $26.8 million or $0.36 per share in the third quarter of 2002, compared to earnings of $22.5 million or $0.40 per share in the third quarter of 2001, an aggregate increase of $4.3 million.

     Nine months ended September 30, 2002. Earnings from continuing operations available for common stock were $48.6 million or $0.78 per share in the first nine months of 2002, compared to earnings of $15.5 million or $0.28 per share in the first nine months of 2001, an increase of $33.1 million. The average shares outstanding increased 6.7 million, or 12.0%, principally due to the June 2002 common stock offering.

     The factors described above as affecting earnings from continuing operations in the third quarter of 2002 also impacted the results of the first nine months of 2002. The following are additional factors that impacted the results of the first nine months of 2002:

     . After-tax investment impairment charges of $10.8 million in 2002 and $27.7 million in 2001 related to the investments held by the Enterprises business segment. (See Note D.)
     . An additional $4.9 million after-tax loss recorded in 2001 on the sale of our bottled water business.
     . Decreased earnings in 2002 from our Financial business segment due to the sale of a significant portion of our affordable housing portfolio in the first quarter of 2002, coupled with decreased landfill gas production and lower gas sales prices in 2002 as compared to 2001.

     After-tax impairment charges relating to discontinued operations totaling $100.9 million were recorded in the second quarter of 2002, while after-tax impairment charges of $99.7 million were recorded in the second quarter of 2001. (See Notes D and I.)

     A charge of $113.7 million was recorded effective as of January 1, 2002 related to the cumulative effect of a change in accounting principle relating to the impairment of goodwill resulting from the adoption of SFAS No. 142. (See Note D.)

     After considering discontinued operations and the cumulative effect charge, the loss attributable to common stock was $167.5 million or $2.68 per share for the first nine months of 2002, compared to a loss of $87.2 million or $1.56 per share in the first nine months of 2001.

Results of Operations by Business Segment

     We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) Duquesne Light's transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light's supply of electricity (electricity supply business segment), (3) Duquesne Light's collection of transition costs (CTC business segment), (4) DQE Energy Services' development, operation and maintenance of energy facilities and, for a single customer, alternative fuel facilities (Energy Services business segment), (5) DQE Financial's collection and processing of landfill gas and the management of structured finance and alternative energy investments (Financial business segment), and (6) DQE Enterprises' management of electronic commerce and energy technologies investment portfolios (Enterprises business segment).

     We also report an "all other" category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates.

     Because AquaSource is now reported as a discontinued operation, we no longer report a water distribution business segment. (See Note I.)

     We have restated prior periods where appropriate to present segment information consistent with the manner that is currently utilized by management. Note J shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

     Electricity Delivery Business Segment.

     Three months ended September 30, 2002. The electricity delivery business segment reported $21.3 million of income in the third quarter of 2002 compared to $14.0 million in the third quarter of 2001, an increase of $7.3 million, or 52.1%, as a result of higher revenues in 2002 due to the hotter than normal summer temperatures.

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

     Operating revenues increased by $14.9 million or 17.6% compared to the third quarter of 2001. The increase can be primarily attributed to the 11.3% increase in kilowatt-hour sales to customers from 2001. In addition, there has been a $6.2 million increase in 2002 in the excise taxes that are collected through revenue. The largest excise tax increase is in the Pennsylvania revenue neutral reconciliation (RNR) tax rate, which became effective January 1, 2002. Electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. (See "Legal Proceedings.")

     The hotter than normal summer temperatures in the Pittsburgh region resulted in residential and commercial sales increasing 20.3% and 10.0%, respectively, compared to 2001, in response to higher cooling demands. Industrial sales, which are less sensitive to the weather, also increased by 3.0% due to higher sales to industrial customers in the primary metals sector. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

---------------------------------------------------------------
                                             KWH Delivered
                                         ----------------------
                                              (In Millions)
                                         ----------------------
Third Quarter                             2002    2001   Change
---------------------------------------------------------------
Residential                              1,235   1,027    20.3%
Commercial                               1,863   1,693    10.0%
Industrial                                 871     846     3.0%
------------------------------------------------------
   Sales to Electric Utility Customers   3,969   3,566    11.3%
===============================================================

     Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased by $1.8 million or 5.0% compared to the third quarter of 2001, primarily due to the increase in gross receipts tax of approximately $4.0 million from the increased RNR in 2002. This increase was partially offset by the corporate restructuring that occurred in the fourth quarter of 2001, as well as our cost reduction initiatives, which continue to generate incremental cost savings.

     Other income decreased $2.8 million or 31.8% compared to the third quarter of 2001, primarily due to higher interest earnings in the third quarter of 2001.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest and other charges decreased $2.4 million or 12.4% compared to the third quarter of 2001 due to debt retirements during August 2002 totaling $110.0 million, which reduced interest expense by $1.3 million, coupled with favorable interest rates on the variable rate, tax-exempt debt.

     Nine months ended September 30, 2002. The electricity delivery business segment reported $47.0 million of income in the first nine months of 2002, compared to $29.9 million in the first nine months of 2001, an increase of $17.1 million, or 57.2%. This improvement is a result of higher operating revenues due to the hotter than normal summer weather coupled with lower operating expenses due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our cost reduction initiatives, which continue to generate incremental cost savings.

     Operating revenues increased by $26.2 million or 11.0% compared to the first nine months of 2001. The increase can be largely attributed to the $16.2 million increase in the excise taxes that are collected through revenue, in particular the RNR increase. In addition, sales to electric utility customers increased approximately 5.1% due to the hotter than normal summer weather.

     In addition to the nation's third warmest summer, we also experienced the fifth warmest winter on record. The higher than normal summer demand for cooling more than offset the lower than normal winter demand for heating, and residential and commercial sales increased by 9.0% and 5.0%, respectively. Industrial sales, which are less sensitive to the weather, also increased by 1.2% due to higher sales to industrial customers in the primary metals sector. The following table sets forth KWH delivered to electric utility customers.

----------------------------------------------------------------
                                              KWH Delivered
                                         -----------------------
                                              (In Millions)
                                         -----------------------
First Nine Months                         2002     2001   Change
----------------------------------------------------------------
Residential                               2,993   2,746    9.0%
Commercial                                4,982   4,747    5.0%
Industrial                                2,534   2,504    1.2%
-------------------------------------------------------
   Sales to Electric Utility Customers   10,509   9,997    5.1%
================================================================

     Operating expenses decreased by $1.3 million or 1.1% compared to the first nine months of 2001. This decrease is due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our cost reduction initiatives, which continue to generate incremental cost savings. Offsetting these decreases is an increase in gross receipts tax of approximately $11.5 million due to the increased RNR in 2002.

     Other income decreased $4.2 million or 13.8% compared to the first nine months of 2001. During the first nine months of 2002, we experienced lower interest earnings compared to the first nine months of 2001.

     Interest and other charges decreased $3.9 million or 6.5% compared to the first nine months of 2001 due to debt retirements during August 2002 totaling $110.0 million, which reduced interest expense by $1.3 million, coupled with favorable interest rates on the variable rate, tax-exempt debt.

     Electricity Supply Business Segment.

     Three months ended September 30, 2002. The electricity supply business segment reported income of $5.7 million in the third quarter of 2002, compared with income of zero in the third quarter of 2001. For the period April 28, 2000 through December 31, 2001, this segment's financial results reflected our initial provider of last resort service arrangement (POLR I), which was designed to be income neutral to Duquesne Light. During the first quarter of 2002, Duquesne Light began operating under POLR II, which extends the provider of last resort service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permits Duquesne Light, following CTC collection for each rate class, an average margin of 0.5 cents per KWH supplied.

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

     Operating revenues increased $14.0 million or 11.1% compared to the third quarter of 2001, due to higher average generation rates. The average generation rate increased January 1, 2002, due to scheduled rate increases. In addition, the average rates increase incrementally as rate classes become subject to the POLR II arrangement. Those higher average generation rates more than offset the 1.4% decline in total KWH supplied.

     The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier, segregated by those customers supplied under the POLR I or the POLR II contract.

------------------------------------------------------------
                                     KWH Supplied
                           ---------------------------------
                                      (In Millions)
                           ---------------------------------
Third Quarter                         2002             2001
------------------------------------------------------------
                           POLR I   POLR II   Total   POLR I
------------------------------------------------------------
Residential                   60       783      843      675
Commercial                   311     1,085    1,396    1,627
Industrial                   530       277      807      806
------------------------------------------------------------
   KWH Sales                 901     2,145    3,046    3,108
Sales to Other Utilities                         53       36
------------------------------------------------------------
   Total Sales                                3,099    3,144
============================================================

     Operating expenses for the electricity supply business segment consist of costs to obtain energy for our provider of last resort service and gross receipts tax, both of which fluctuate in direct relation to operating revenues. Operating expenses increased $4.4 million or 3.5% compared to the third quarter of 2001. As a result of the higher average generation rates charged to customers in the third quarter of 2002, the cost of energy increased due to the pass-through nature of the provider of last resort arrangements.

     Nine months ended September 30, 2002. The electricity supply business segment reported income of $9.1 million in the first nine months of 2002, compared to income of zero in the first nine months of 2001. During the first quarter of 2002, Duquesne Light began operating under the POLR II arrangement, discussed above.

     Operating revenues increased $25.7 million or 7.7% compared to the first nine months of 2001, due to higher average generation rates, discussed above. These higher average generation rates more than offset the 2.8% decline in total KWH supplied.

     The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier, segregated by those customers supplied under the POLR I or the POLR II arrangement.

------------------------------------------------------------
                                       KWH Supplied
                           ---------------------------------
                                       (In Millions)
                           ---------------------------------
First Nine Months                    2002              2001
------------------------------------------------------------
                           POLR I   POLR II   Total   POLR I
------------------------------------------------------------
Residential                   610    1,465    2,075    1,818
Commercial                  2,257    1,473    3,730    4,103
Industrial                  2,005      332    2,337    2,342
------------------------------------------------------------
   KWH Sales                4,872    3,270    8,142    8,263
Sales to Other Utilities                        164      285
------------------------------------------------------------
   Total Sales                                8,306    8,548
============================================================

     Operating expenses increased $10.4 million or 3.1% compared to the first nine months of 2001. As a result of the higher average generation rates charged to customers in the first nine months of 2002, the cost of energy increased due to the pass-through nature of the provider of last resort arrangements.

     CTC Business Segment.

     Three months ended September 30, 2002. For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. Duquesne Light is allowed to earn an 11% pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return earned by Duquesne Light.

     In the third quarter of 2002, the CTC business segment reported income of $0.4 million compared to $2.7 million during the same period in 2001, a decrease of $2.3 million or 85.2%.

     Operating revenues decreased $ 70.5 million or 82.2%, due to the full collection of the allocated CTC balance as of September 30, 2002 for most of our customers, as well as scheduled decreases in the average CTC rate charged to customers from 2001 to 2002. As of September 30, 2002, the CTC balance has been fully collected for approximately 95% of Duquesne Light's customers, and approximately 87% of the KWH sales for the first nine months of 2002.

     Operating expenses consist solely of gross receipts tax, which fluctuates in direct relation to operating revenues. Operating expenses decreased $3.2 million or 84.2% compared to the third quarter of 2001.

     Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $63.8 million or 82.0% compared to the third quarter of 2001, primarily due to the full collection of the allocated CTC balance for certain customers, as discussed above.

     Nine months ended September 30, 2002. In the first nine months of 2002, the CTC business segment reported income of $2.5 million compared to $10.4 million during the same period in 2001, a decrease of $7.9 million or 76.0%. As the CTC balance is collected from customers, this results in a decline in the return earned by Duquesne Light.

     Operating revenues decreased $119.9 million or 51.3% compared to the first nine months of 2001. This decrease is due to the full collection of the allocated CTC balance for most of our customers, as well as scheduled decreases in the average CTC rate as discussed above.

     Operating expenses decreased $5.4 million or 51.9% compared to the first nine months of 2001, due to the decrease in operating revenues.

     Depreciation and amortization expense decreased $102.3 million or 49.3% compared to the first nine months of 2001, primarily due to the full collection of the allocated CTC balance for certain customers, as discussed above.

     Energy Services Business Segment

     Three months ended September 30, 2002. The Energy Services business segment reported income of $5.6 million in the third quarter of 2002, compared to $2.5 million in the third quarter of 2001, an increase of $3.1 million or 124.0%. This increase resulted primarily from an entire quarter's income from alternative fuel service contracts which were entered into during 2001 and the commercial opening of the Detroit Metro Airport energy facility in the second quarter of 2002.

     Operating revenues are primarily derived from the facility management services for industrial, airport and alternative fuel customers. Operating revenues increased $4.6 million or 45.1% compared to the third quarter of 2001. This increase is due to an entire quarter's revenue from the new alternative fuel service contracts and the airport energy facility.

     Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead. Operating expenses decreased $1.5 million or 17.6% compared to the third quarter of 2001, primarily due to decreased overhead, including employee compensation costs.

     Other income consists of income from tax credits generated from alternative fuel facilities and gains recognized on the sale of assets. Other income decreased $1.3 million or 48.1% compared to the third quarter of 2001, due to the recognition of an early completion bonus and construction management fee income on a new alternative fuel facility in the third quarter of 2001.

     Nine months ended September 30, 2002. The Energy Services business segment reported income of $12.5 million for the first nine months of 2002, compared to income of $6.6 million in 2001, an increase of $5.9 million or 89.4%. This increase resulted primarily from increased facility management income for the entire period from the alternative fuel service contracts entered into during 2001 and the airport energy facility.

     Operating revenues increased $17.7 million or 92.2% compared to the first nine months of 2001. This increase is due to the increased facility management income from the additional alternative fuel service contracts and the airport energy facility.

     Operating expenses increased $2.5 million or 15.5% compared to the first nine months of 2001. This increase resulted from the additional alternative fuel facility management service contracts and the airport energy facility.

     Other income decreased $5.9 million or 68.6% compared to the first nine months of 2001, due to gains recognized on sales of alternative fuel property and recognition of an early completion bonus and construction management fee income on a new alternative fuel facility in 2001.

     Financial Business Segment.

     Three months ended September 30, 2002. In the third quarter of 2002, the Financial business segment reported income of $5.4 million, compared to income of $8.7 million in the third quarter of 2001, a decrease of $3.3 million or 37.9%. This decrease resulted primarily from lower landfill gas production and less income due to the first quarter 2002 sale of most of the affordable housing portfolio.

     Depreciation and amortization expense consists of the depreciation of landfill gas equipment and gas rights. There was an increase of $0.8 million or 80.0% compared to the third quarter of 2001. This increase resulted from additional depreciation on portions of the Fresh Kills landfill gas investments.

     Other income consists of income from leveraged lease and affordable housing investments, tax credits generated from landfill, natural gas, and alternative fuel investments, and gains recognized on the sales of investments. Other income decreased $2.2 million or 14.2% compared to the third quarter of 2001, due to reduced tax credits as a result of the sale of most of the affordable housing portfolio, and lower landfill gas production.

     Nine months ended September 30, 2002. The Financial business segment reported income of $16.3 million, compared to income of $30.0 million in 2001, a decrease of $13.7 million or 45.7%. The decrease resulted primarily from lower landfill gas production, lower gas sales prices, and less income due to the sale of most of the affordable housing portfolio.

     Operating revenues in this business segment are primarily derived from the sale of landfill gas. Operating revenues decreased $7.0 million or 37.6% compared to the first nine months of 2001. This decrease is due to lower landfill gas production and lower landfill gas sales prices.

     Depreciation and amortization expense increased $2.2 million or 71.0% compared to the first nine months of 2001. This increase resulted from additional depreciation on portions of the Fresh Kills landfill gas investments.

     Other income decreased $8.0 million or 16.0% as compared to 2001, due to reduced tax credits as a result of the sale of most of the affordable housing portfolio, and lower landfill gas production.

     Interest and other charges decreased $4.1 million or 77.4% as compared to the first nine months of 2001, due to the retirement of $85.0 million of medium term notes in 2001.

     Enterprises Business Segment.

     Three months ended September 30, 2002. The Enterprises business segment reported zero income in the third quarter of 2002, compared to $8.8 million income in the third quarter of 2001. Included in the third quarter of 2001 was an $8.4 million after-tax gain from the sale of the Pittsburgh International Airport energy facility. We have been in the process of divesting the remaining investments of this business segment, and will continue to do so as opportunities arise and market conditions permit.

     Nine months ended September 30, 2002. The Enterprises business segment reported an $11.0 million loss for the nine months ended September 30, 2002, compared to a $16.5 million loss for the same period during 2001. Included in the 2002 loss is a $10.8 million after-tax charge for the impairment of five investments. A $27.7 million after-tax charge for the sale of two investments and impairment of seven other investments was included in the second quarter of 2001 results. (See Note D.)

     All Other.

     Three months ended September 30, 2002. The all other category reported a loss of $8.7 million in the third quarter of 2002 compared to an $11.9 million loss in the third quarter of 2001, an improvement of $3.2 million or 26.9%. The improvement resulted mainly from lower interest expense, partially offset by lower propane and telecommunications revenues.

     In the third quarter of 2002, operating revenues decreased by $2.9 million, or 25.9% compared to the third quarter of 2001. This decrease was the result of decreased revenues of $1.1 million due to lower propane prices and propane sales, and $1.8 million due to lower telecommunications lease revenue resulting from the loss of two customers who previously filed for bankruptcy protection.

     Interest and other charges include interest on long-term debt, other interest, and preferred stock. A decrease of $5.1 million, or 44.0% in the third quarter of 2002 as compared to the third quarter of 2001 was primarily due to lower short-term borrowing levels, lower interest rates and the retirement of $150 million of floating rate notes in January 2002.

     Nine months ended September 30, 2002. The all other category reported a loss of $25.3 million for the first nine months of 2002, compared to a loss of $43.2 million for the first nine months of 2001. The improvement of $17.9 million was primarily due to lower interest expense in 2002 and the loss on the sale of the bottled water business recognized in 2001.

     Operating revenues decreased $22.3 million, or 40.0% compared to the first nine months of 2001, primarily due to decreased revenues of $8.1 million from the sale of our bottled water business and $9.8 million due to lower propane prices and propane sales.

     For the first nine months of 2002, operating expenses decreased $8.2 million, or 14.9% as compared to the same period in 2001. This decrease was primarily due to an $8.4 million decrease in expenses following the sale of the bottled water business, and a decrease in expenses from the cost savings associated with the 2001 restructuring, offset by the $1.9 million increase in expenses associated with the write-off of the costs associated with the previously proposed generating station. (See "Rate Matters - Provider of Last Resort.")

     For the nine months ended September 30, 2002, other income increased $17.8 million, or 116.3% compared to the first nine months of 2001. This increase is primarily due to the loss on the 2001 sale of the bottled water business.

     Interest expense decreased $14.1 million, or 37.8% in the first nine months of 2002 compared to the same period in 2001. This decrease was primarily due to lower short-term borrowing levels and the retirement of $150.0 million of floating rate notes in January 2002.

     Discontinued Operations.

     Three months ended September 30, 2002. The loss from discontinued operations for the third quarter of 2002 was $2.2 million. This loss was comprised of income from operations of $4.0 million and a loss on disposal of $6.2 million due to costs associated with the sale. The $1.7 million loss in the third quarter of 2001 resulted from operations. (See Note I.)

     Nine months ended September 30, 2002. The loss from discontinued operations for the first nine months of 2002 was $102.4 million, which was comprised of $4.7 million of income from operations and the loss on disposal of $107.1 million. The $102.4 million loss resulted primarily from the $100.9 million after-tax charge related to the impairment of long-lived assets taken in the second quarter of 2002. For the first nine months of 2001, the loss from discontinued operations was $102.7 million. This resulted primarily from a $99.7 million after-tax charge related to the impairment of the contract operations and construction businesses of the discontinued operations. (See Notes D and I.)

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

     Continuing Operations. We estimate that during 2002 we will spend, excluding the allowance for funds used during construction, approximately $70 million for electric utility construction and $10 million for construction by our other business lines. During the first nine months of 2002, we have spent $60.4 million on capital expenditures, consisting of $51.3 million at Duquesne Light, and $9.1 million on other.

     Discontinued Operations. We estimate that during 2002 we will spend, excluding the allowance for funds used during construction, approximately $53 million for water utility construction. During the first nine months of 2002, we have spent $23.3 million in capital expenditures at AquaSource.

Asset Dispositions

     Continuing Operations. In the first nine months of 2002, we sold a significant portion of our remaining affordable housing portfolio, receiving proceeds of approximately $17 million, which approximated book value. We received $1.3 million from the sale of securities and recognized an after-tax gain of $0.8 million. We received $1.3 million from the sale of a building and recognized an after-tax gain of $0.3 million. We also received $2.3 million for the sale of an electronic commerce investment, which approximated book value.

     In July 2001, the Allegheny County Airport Authority purchased the Pittsburgh International Airport energy facility from a DQE Enterprises subsidiary, and entered into a 15-year operations and maintenance agreement regarding the facility with DQE Energy Services. The transaction resulted in an after-tax gain of $8.4 million.

     AquaSource sold its bottled water assets in May 2001. The sale resulted in an after tax loss of approximately $15 million, of which $10.0 million had been recorded in December 2000. We also received $4.3 million for the sale of other non-strategic assets.

     Discontinued Operations. In the first nine months of 2002, we sold various assets, including several wastewater facilities and real property and received proceeds of approximately $6 million which approximated book value.

     In addition, since July 2002 we have entered into agreements to sell more than 85% of AquaSource's assets. (See Note I.)

Financing

     On October 7, 2002, we issued 60,000 shares of our Preferred Stock, Series A (Convertible), having an aggregate liquidation value of $6 million, in connection with the settlement of the AquaSource litigation. (See "Legal Proceedings.")

     In September 2002, Duquesne Light converted approximately $98 million of variable rate debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

     On August 5, 2002, we redeemed the following: (i) $10 million aggregate principal amount of Duquesne Light's 8.20% first mortgage bonds due 2022 at a redemption price of 104.51% of the principal amount thereof, and (ii) $100 million aggregate principal amount of Duquesne Light's 7 5/8% first mortgage bonds due 2023 at a redemption price of 103.9458% of the principal amount thereof.

     On June 26, 2002 we issued 17,250,000 shares of common stock at $13.50 per share in an underwritten public offering. This issuance was made under our April 5, 2002, shelf registration statement for up to

$500.0 million of various debt and equity securities. We received net proceeds, after payment of underwriters discounts and commissions and other expenses, of $223.4 million. We have used net proceeds to reduce approximately $171 million principal amount of outstanding long-term debt (as discussed above) and short-term debt, and have targeted the remaining net proceeds for general corporate purposes, including payment of a deposit to the IRS toward any adjustments in conjunction with certain structured lease transactions. (See Note H.)

     On April 15, 2002, Duquesne Light issued $200 million of 6.7% first mortgage bonds due 2012. On April 30, 2002, Duquesne Light issued $100 million of 6.7% first mortgage bonds due 2032. In each case it used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

     In January 2002, we refinanced $150 million of matured DQE Capital floating rate notes through the issuance of commercial paper, primarily at Duquesne Light. Cash generated from operations and equity offering proceeds was used to redeem this debt in full, leaving no outstanding balance at September 30, 2002.

Liquidity

     At September 30, 2002, we had a cash balance of $63.8 million.

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

     We recently renewed our two 364-day revolving credit agreements, one for $150 million at Duquesne Light and one for $140 million (previously $200 million) at DQE Capital. Both expire in October 2003. Interest rates on both facilities can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime and Eurodollar rates. Fees are based on the unborrowed amount of the commitment. At September 30, 2002 no borrowings were outstanding.

     Both revolvers have "ratings triggers," pursuant to which changes in our credit ratings will result in an inverse change in the fees and interest rates charged under the facilities. The $140 million facility is subject to cross-default if Duquesne Light defaults on the payment of $50 million or more, including interest or premium, of any debt instrument.

     Under our credit facilities, we are subject to financial covenants requiring each of DQE and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65.0%. In addition, DQE is required to maintain a minimum cash coverage ratio of 2-to-1. At September 30, 2002 we were in compliance with these covenants, having debt-to-total-capitalization ratios of approximately 59.2% at DQE and approximately 56.2% at Duquesne Light, and a cash coverage ratio of approximately 2.3-to-1 at DQE.

     None of our long-term debt will mature before 2008. We expect to make deposits with the IRS in connection with the income tax matter discussed in Note
H. (See "Outlook.")

     At September 30, 2002, we had no commercial paper borrowings outstanding, and $0.8 million of current debt maturities. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $35 million, the amount of average daily borrowings was $5.3 million, and the weighted average daily interest rate was 2.16%.

Contractual Obligations and Commercial Commitments

     As of September 30, 2002, we have certain contractual obligations and commercial commitments that extend beyond this year, the principal amounts of which are set forth in the following tables:

Payments Due By Period

--------------------------------------------------------------------------------------------
                                                              (In Millions)
                                           -------------------------------------------------
                                           2002   2003    2004    2005    After      Total
                                           -------------------------------------------------
Long-Term Debt (a)                         $ --   $ 0.9   $ 1.4   $1.5   $1,082.8   $1,086.6
Notes Payable and Current Maturities (b)    0.8      --      --     --         --        0.8
Capital Lease Obligations                   0.1     0.4     0.4    0.5        1.4        2.8
Operating Leases (c)                        2.1     8.7     9.2    7.5       70.5       98.0
--------------------------------------------------------------------------------------------
   Total Contractual Cash Obligations      $3.0   $10.0   $11.0   $9.5   $1,154.7   $1,188.2
============================================================================================

(a)  Excludes $13.4 million related to discontinued operations.
(b)  Excludes $0.2 million related to discontinued operations.
(c) Excludes $0.1 million and $0.4 million in 2002 and 2003 related to discontinued operations.

Other Commercial Commitments

-----------------------------------------------------------------------------------------
                                                            (In Millions)
                                           ----------------------------------------------
                                            2002     2003    2004   2005   After    Total
                                           ----------------------------------------------
Revolving Credit Agreements (a)            $   --   $290.0    $--    $--   $  --   $290.0
Standby Letters of Credit (a)                74.5       --     --     --      --     74.5
Surety Bonds (b)
   Commercial                               125.3       --     --     --      --    125.3
   Contract                                  46.9       --     --     --      --     46.9
Guarantees (See Note H)                        --       --     --     --    74.5     74.5
-----------------------------------------------------------------------------------------
Total Commercial Commitments               $246.7   $290.0    $--    $--   $74.5   $611.2
=========================================================================================

(a) Revolving Credit Agreements and Letters of Credit are typically for a 364-day period and are renewed annually.
(b) Surety bonds are renewed annually. Some of the commercial bonds cover regulatory and contractual obligations which exceed a one-year period.

Rate Matters

Competition and the Customer Choice Act

     The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of September 30, 2002, approximately 76.6% of Duquesne Light's customers measured on a KWH basis, and approximately 75.6% on a non-coincident peak load basis received electricity through our provider of last resort service arrangement. The remaining customers are provided with electricity through alternative generation suppliers. The number of customers participating in our provider of last resort service will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

Regional Transmission Organization

     FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light had planned to join the PJM West RTO. However, on July 31, 2002, the FERC issued a series of proposals designed to establish a standard market design and transmission service for interstate electricity transactions, and extend the deadline for joining an RTO until September 2004. Duquesne Light will continue to evaluate the FERC's proposals and their impact on the possibility of joining an RTO.

Competitive Transition Charge

     In its final restructuring order, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. As of September 30, 2002, the CTC balance has been fully collected for approximately 95% of Duquesne Light's customers, and 87% of the KWH sales for the first nine months of 2002. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.

     For regulatory purposes, the unrecovered balance of transition costs was approximately $32.6 million ($19.8 million net of tax) at September 30, 2002, on which Duquesne Light is allowed to earn an 11.0% pre-tax return. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

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

     On October 25, 2002, Duquesne Light petitioned the PUC to issue a declaratory order regarding a provision in its retail tariff that affects its largest industrial customer. The supplier and Duquesne Light have interpreted the tariff differently. The supplier's interpretation could increase the customer's bill by approximately $7 to $9 million annually. Duquesne Light has requested that the PUC affirm Duquesne Light's interpretation of the tariff requirements. Duquesne Light retains the risk of recovering this increase from the customer, should the customer refuse to pay. This risk is not included in the "normal level" of uncollectible accounts described above.

     Duquesne Light is preparing a post-2004 POLR supply plan to be filed with the PUC in the near future. This plan would provide capped rates and offer protection from electric market volatility for residential and small commercial POLR customers. This plan continues to evolve as the wholesale power markets continue to change. For example, given the interest many generating companies have shown in potentially supplying long-term POLR service, we are no longer actively exploring the development of a generating station. We are in the process of evaluating various options and expect to complete our assessment prior to the new filing. Our goal is to mitigate various risks associated with a supply plan and to enhance shareholder value through a continuing earnings stream from the core electric business.

Rate Freeze

     In connection with the POLR II agreement described above, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates through 2004 for retail customers who take electricity under POLR II, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

Discontinued Operations

     As previously discussed, AquaSource is now reported as a discontinued operation. (See Note I.)

     In June 2000, AquaSource filed consolidated, statewide water and sewer rate change applications with the Texas Natural Resource Conservation Commission (TNRCC) and 17 municipalities. As previously reported, four municipalities denied or altered the rate increase, AquaSource appealed, and the parties have entered into a settlement agreement. The TNRCC entered its final order on September 17, 2002 approving the settlement agreement reached by all parties.

     In March 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) to increase water and sewer rates for Utility Center, Inc., AquaSource's largest regulated subsidiary. Hearings were held in January 2002. AquaSource remains engaged in discussions with the IURC regarding the petition. Final resolution is anticipated in the fourth quarter of 2002.

     AquaSource is in the process of filing petitions requesting approval of the sale of the investor-owned utilities with all the appropriate state public utility commissions. Most such filings have been made.

Outlook

     We continue to expect earnings, excluding any potential charges from asset divestitures or other write-downs, to be $85 to $90 million for 2002 (comprised of $77 to $81 million from continuing operations and $8 to $9 million from AquaSource) and $95 to $100 million for 2003 (comprised of $84 to $88 million from continuing operations and $11 to $12 million from AquaSource). Our earnings projections reflect pension gains which have resulted from our historically conservative investment and funding strategy. We expect these gains to decline significantly by 2004, due to market conditions. Our 2003 projections also include retirement of debt in anticipation of the AquaSource asset sale to PSC. (See Note I.)

     In connection with the income tax matter discussed in Note H, we expect to deposit $105 million with the IRS ($55 million in 2002 and $50 million in 2003) to be applied toward any adjustments which may ultimately be proposed.

     We are receiving indications of interest for the purchase of AquaSource's construction business, and anticipate a final sale by the end of 2002.

     We have also received proposals for the purchase of all or part of our propane business. Based on the proposals received to date, a decision to sell this business in the near term would likely yield proceeds less than its recorded value of $60 million at September 30, 2002. We cannot predict whether any sales of this business will be completed, or when or at what price. Any sale will be subject to board review and approval.

     Future earnings will reflect a continued focus on recurring and sustainable earnings through our Back-to-Basics strategy.

     The foregoing "Outlook" section contains forward-looking statements, the results of which may materially differ from those implied due to known and unknown risks and uncertainties as discussed below.

     . Projected DQE cash flow, net income, earnings, earnings growth, capitalization, dividends and dividend payout ratio will depend on the performance of our subsidiaries, the effectiveness of the divestiture of non-core businesses, the implementation of our growth plan, the timing of receipt of asset sale proceeds and board policy.
     . Demand for and pricing of water, electric and telecommunications utility services and landfill gas, changing market conditions and weather conditions, could affect income and earnings levels at DQE and each subsidiary.
     . Duquesne Light's earnings will be affected by the number of customers who choose to receive electric generation through POLR II, by final PUC approval of its post-2004 POLR plan and by the continued performance of the generation supplier.
     . The ultimate structure of the post-2004 POLR plan will be subject to PUC review and approval, as well as Duquesne Light's ability to contract with suitable third-party suppliers.
     . The timing of the various AquaSource asset sale closings, the use of proceeds from the sales, purchase price adjustments, and the accounting treatment of the disposition and the retained assets and liabilities, may affect AquaSource's and DQE's earnings.
     . The timing of the closing of the various AquaSource asset sales will depend on the results of negotiations with the purchasing parties and determinations by the local public utility commissions.
     . Customer energy demand, fuel costs and plant operations could affect DQE Energy Services' earnings.
     . The outcome of the shareholder litigation initiated against DQE may affect performance.
     . The final resolution of the IRS' proposed adjustments regarding our federal income tax liabilities could affect cash flows, and the size and timing of payments on such adjustments.
     . Earnings with respect to affordable housing investments, alternative fuel operations and landfill gas will depend, in part, on the continued viability of, and our compliance with the requirements for, applicable federal tax credits.
     . Market and business conditions, demand for services, and stock market volatility may affect our ability to monetize non-core propane assets and energy technology investments.
     . The events of September 11, 2001 have created broad uncertainty in the global economy, and we continue to assess the impact on our businesses, including but not limited to DQE Financial.

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

     We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $320.1 million or 29.6% of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10% increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.7 million for the nine months ended September 30, 2002 and $1.2 million for the nine months ended September 30, 2001. A 10% reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $51.8 million and $55.5 million as of September 30, 2002 and September 30, 2001. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Item 4. Controls and Procedures.

     Within the 90 days prior to the date of this report, management (including our chief executive officer and principal financial officer) evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)). Management concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to management by others within those entities. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   ----------

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

     AquaSource. In February 2001, 39 former and current employees of our subsidiary AquaSource, Inc., all minority investors in AquaSource, commenced an action against DQE, AquaSource and others in the District Court of Harris County, Texas. The complaint alleged that the defendants fraudulently induced the plaintiffs to agree to sell their AquaSource Class B stock back to AquaSource by falsely promising orally that DQE would invest $1 billion or more in AquaSource, which, plaintiffs allege, would have permitted them to realize significant returns on their investments in AquaSource. The complaint also alleged that the defendants mismanaged AquaSource, and thus decreased the value of plaintiffs' AquaSource stock. Plaintiffs sought, among other relief, an order rescinding their agreements to sell their stock back to AquaSource, an award of actual damages not to exceed $100 million and exemplary damages not to exceed $400 million.

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

     The parties entered into a settlement agreement which became effective October 7, 2002. The settlement is valued at approximately $22 million, and includes cash, 60,000 shares of our Preferred Stock, Series A (Convertible), a note receivable, and an AquaSource building in Houston together with the furniture and fixtures currently in the building and one other piece of real property in Houston. The building, furniture, fixtures and property were transferred to the plaintiffs' designee. The plaintiffs provided all defendants with a broad release of all claims arising out of the transactions that are the subject of the litigation, as well as all claims relating to any plaintiff's past employment with AquaSource. The plaintiffs also agreed not to solicit AquaSource customers or employees through October 31, 2003.

     The settlement provides that each holder of the preferred stock received in the settlement has the option to sell all, but not less than all, of such holder's shares of the preferred stock to us on the earlier to occur of (i) a sale by us of all or substantially all of the stock or assets of AquaSource or
(ii) the two-year anniversary of the settlement effective date. The purchase price of each share of preferred stock to be so purchased by us will be the $100 liquidation value, plus an amount equal to accrued dividends to the date of payment. The purchase price will be payable entirely in cash or, at our election, in common stock.

     An estimated reserve for this matter was made at June 30, 2002. The final settlement did not significantly affect our third quarter results of operations or cash flows.

     Shareholder Class Action. In October and November 2001, a number of putative class action lawsuits were filed by purported shareholders of DQE against DQE and David Marshall, DQE's former chairman, chief executive officer and president, in the United States District Court for the Western District of Pennsylvania. These cases were consolidated under the caption In re DQE, Inc. Securities Litigation, Master File No. 01-1851 (W.D. Pa.), and the plaintiffs filed a second consolidated amended complaint on April 15, 2002. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 12(a)(2) of the Securities Act of 1933 (the "Securities Act"). The complaint also alleges controlling person liability under Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The complaint alleges that between December 6, 2000 and April 30, 2001, the defendants issued a number of materially false and misleading statements concerning investments made by our subsidiary, DQE Enterprises, and the impact that these investments would have on our current and future financial results.

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

     On May 24, 2002, we filed a motion on behalf of DQE and David Marshall, seeking dismissal of the lawsuit. On October 17, 2002, the District Court denied the motion.

     Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiffs' allegations of wrongdoing and believe we have meritorious defenses to the plaintiffs' claims. We are vigorously defending this lawsuit.

     Office of Consumer Advocate. Duquesne Light requested and received PUC approval to recover approximately $13 million of costs it will incur in 2002 due to the RNR. On November 19, 2001, the Pennsylvania Office of Consumer Advocate
(OCA) filed a complaint with the PUC, objecting to the recovery approval and stating various matters, such as rate of return and offsetting savings, that should be considered before allowing RNR recovery in excess of rate caps. An initial hearing on the OCA's complaint was held May 2, 2002 before a PUC administrative law judge, who denied the OCA's objections. However, on May 9, 2002, the PUC ordered that Duquesne Light's quarterly earnings may be considered in the RNR proceedings. Additional hearings were held in July 2002. On August 8, 2002, the PUC voted to uphold dismissal of the OCA's case.

     Proceedings regarding rates are discussed under "Rate Matters."

Item 5. Other Information.

     The Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002, requires disclosure of any non-audit services performed by a company's auditor. As previously disclosed in our 2001 Annual Report to Shareholders, our independent public accountants provide non-audit, tax-related services.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits:

     Exhibit 3.1  - Bylaws of DQE, as amended and effective September 26, 2002.

     Exhibit 10.1 - LLC Purchase Agreement by and among AquaSource, DQE, and Southwest Water Company, dated as of September 14, 2002.

     Exhibit 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                    Preferred and Preference Stock Dividend Requirements.

     Exhibit 99.1 - Certification of Chief Executive Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 - Certification of Principal Financial Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

b. We filed a Form 8-K on August 14, 2002, to report the submission to the SEC of our principal executive and financial officers' statements under oath regarding facts and circumstances relating to Exchange Act filings.

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

                                                       DQE, Inc.
                                        ----------------------------------------
                                                    (Registrant)


Date   November 14, 2002                         /s/ Frosina C. Cordisco
                                        ----------------------------------------
                                                      (Signature)
                                                  Frosina C. Cordisco
                                             Vice President and Treasurer
                                               (Principal Financial Officer)


Date   November 14, 2002                         /s/ Stevan R. Schott
                                        ----------------------------------------
                                                      (Signature)
                                                    Stevan R. Schott
                                              Vice President and Controller
                                             (Principal Accounting Officer)

                                 CERTIFICATIONS

     I, Morgan K. O'Brien, Chief Executive Officer and President of DQE, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of DQE, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                  /s/ Morgan K. O'Brien
                                        ----------------------------------------
                                                    Morgan K. O'Brien
                                          Chief Executive Officer and President

     I, Frosina C. Cordisco, Vice President and Treasurer of DQE, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of DQE, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                 /s/ Frosina C. Cordisco
                                        ----------------------------------------
                                                   Frosina C. Cordisco
                                              Vice President and Treasurer
                                              (Principal Financial Officer)