Form 10-K
period 2002-12-31
DQE INC
filed 2003-03-20
CIK 846930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 1-10290

DQE, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1598483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Seventh Avenue Pittsburgh, Pennsylvania 15219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (412) 393-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (no par value)	New York Stock Exchange Philadelphia Stock Exchange Chicago Stock Exchange

8 3/8% Public Income Notes due 2039 (Issued by DQE Capital Corporation)	New York Stock Exchange

Guaranties Of DQE Capital Corporation’s Public Income Notes	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Preferred Stock, Series A (Convertible)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes  ☒  No  ☐

The aggregate market value of the voting common stock held by non-affiliates as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,030,250,816, based on the New York Stock Exchange closing price of $14.00 per share on that date.

As of March 10, 2003, there were 74,569,747 shares of the registrant’s single class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Description	Part of Form 10-K Into Which Document Is Incorporated
Proxy Statement for DQE Annual Meeting of Shareholders to be held on May 22, 2003	Part III

GLOSSARY OF TERMS

BACK-TO-BASICS—Our business strategy in 2002 featured a more concentrated focus on core electric utility operations and complementary businesses, such as energy services. The strategy included the divestiture of non-core businesses.

COMPETITIVE TRANSITION CHARGE (CTC)—During the electric utility restructuring from the traditional Pennsylvania regulatory framework to customer choice, electric utilities have the opportunity to recover transition costs from customers through this usage-based charge.

CUSTOMER CHOICE—The Pennsylvania Electricity Generation Customer Choice and Competition Act gives consumers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

FEDERAL ENERGY REGULATORY COMMISSION (FERC)—The FERC is an independent five-member commission within the United States Department of Energy. Among its many responsibilities, the FERC sets rates and charges for the wholesale transportation and sale of electricity.

PENNSYLVANIA PUBLIC UTILITY COMMISSION (PUC)—The governmental body that regulates all utilities (electric, gas, telephone, water, etc.) that do business in Pennsylvania.

PROVIDER OF LAST RESORT (POLR)—Under Customer Choice, the local distribution utility is required to provide electricity for customers who do not choose an alternative generation supplier, or whose supplier fails to deliver. (See “Rate Matters.”)

•	POLR I refers to the generation supply arrangement with Orion Power Midwest during the CTC collection period, under which Orion provides Duquesne Light the necessary electricity to satisfy Duquesne Light’s POLR obligation.

•	POLR II refers to the extended generation supply arrangement with Orion following collection of the CTC through December 31, 2004.

•	POLR III refers to Duquesne Light’s pending plans for POLR supply after POLR II expires.

REGIONAL TRANSMISSION ORGANIZATION (RTO)—Organization formed by transmission-owning utilities to put transmission facilities within a region under common control.

REGULATORY ASSETS—Pennsylvania ratemaking practices grant regulated utilities exclusive geographic franchises in exchange for the obligation to serve all customers. Under this system, certain prudently incurred costs are approved by the PUC for deferral and future recovery, with a return from customers. These deferred costs are capitalized as regulatory assets by the regulated utility.

TRANSITION COSTS—Transition costs are the net present value of a utility’s known or measurable costs related to electric generation that are recoverable through the CTC.

TRANSMISSION AND DISTRIBUTION—Transmission is the flow of electricity from generating stations over high voltage lines to substations where voltage is reduced. Distribution is the flow of electricity over lower voltage facilities to the ultimate customer (businesses and homes).

PART I

ITEM 1. BUSINESS.

CORPORATE STRUCTURE

Part I of this Annual Report on Form 10-K should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, and with our audited consolidated financial statements, set forth in Part II, Item 8.

DQE, Inc. is an energy services holding company formed in 1989 to serve as the holding company for Duquesne Light and to engage in unregulated energy and related businesses. Our subsidiaries include those discussed below.

Continuing Operations

Duquesne Light Company, our largest subsidiary, is an electric utility engaged in the transmission and distribution of electric energy.

DQE Energy Services, LLC is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and alternative fuel facilities.

DQE Communications, Inc. owns, operates and maintains a high-speed, fiber optic based transmission network, and leases dark fiber in this network to commercial, industrial and academic customers.

DQE Financial Corp. owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

DQE Enterprises, Inc. manages our remaining electronic commerce and energy technologies investment portfolios.

Duquesne Power, Inc., formed to explore various alternative generation supply options, is currently inactive.

DQE Capital Corporation and Cherrington Insurance, Ltd. provide financing and insurance services for DQE and various affiliates.

Discontinued Operations

AquaSource, Inc. is a water resource management company. In 2002 we entered into agreements to sell substantially all of AquaSource’s assets. AquaSource is now reported as a discontinued operation. (See Note 13.)

We sold the propane distribution business of our subsidiary Pro Am, Inc. in December 2002. Pro Am is now reported as a discontinued operation. (See Note 13.)

Service Areas and Customer Concentrations

Continuing Operations

Duquesne Light’s electric utility operations provide service to approximately 587,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

Our other business lines have operations and investments in several states and Canada. DQE Energy Services relies on a single alternative fuel facility customer for a significant portion of its revenues.

Discontinued Operations

AquaSource currently provides water utility service to more than 280,000 water and wastewater customer connections in 15 states.

Regulation

Continuing Operations

DQE and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light’s electric delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.

Discontinued Operations

AquaSource’s water utility operations are subject to regulation by various authorities within the states where they operate as to rates, accounting and other matters.

Business Segments

This information is set forth in Item 7 under “Results of Operations” and in Note 19 to our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

We use forward-looking statements in this report. Statements that are not historical facts are forward-looking statements, and are based on beliefs and assumptions of our management, and on information currently available to management. Forward-looking statements include statements preceded by, followed by or using such words as “believe,” “expect,” “anticipate,” “plan,” “estimate” or similar expressions. Such statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events. Actual results may materially differ from those implied by forward-looking statements due to known and unknown risks and uncertainties, some of which are discussed below.

•	DQE cash flow, earnings, earnings growth and dividends will depend on the performance of our subsidiaries, on the effectiveness of any divestiture of non-core businesses and assets, and board policy.

•	Demand for electricity, water and landfill gas, changing market conditions and weather conditions could affect earnings levels.

•	Duquesne Light’s earnings will be affected by the number of customers who choose to receive electric generation through POLR II, by final PUC approval of POLR III and by the continued performance of the generation supplier.

•	The ultimate structure of POLR III will be subject to PUC review and approval, as well as Duquesne Light’s ability to contract with suitable third-party suppliers.

•	The timing of the various AquaSource asset sale closings, the use of proceeds from the sales, purchase price adjustments, and the accounting treatment of the disposition and the retained liabilities, may affect AquaSource and DQE earnings.

•	The timing of the closing of the various AquaSource asset sales will depend on the results of negotiations with the purchasing parties and determinations by the local public utility commissions.

•	Customer energy demand, fuel costs and plant operations could affect DQE Energy Services’ earnings.

•	The outcome of the shareholder litigation initiated against DQE may affect performance.

•	The final resolution of proposed adjustments regarding income tax liabilities of DQE and its affiliates could affect financial position, earnings, and cash flows.

•	Earnings with respect to alternative fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued viability of, and compliance with the requirements for, applicable federal tax credits.

•	The credit ratings we receive from the rating agencies will affect our cost of borrowing, our access to capital markets and liquidity.

•	Market and business conditions, demand for services, and stock market volatility may affect our ability to monetize our remaining energy technology investments.

•	Overall performance by DQE and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

EMPLOYEES

At December 31, 2002, DQE and its subsidiaries had 1,870 employees (including 473 at AquaSource). Duquesne Light is party to a labor contract with the International Brotherhood of Electrical Workers, which represents 943 of Duquesne Light’s 1,297 employees. The contract expires September 30, 2003.

ENVIRONMENTAL MATTERS

Continuing Operations

In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We expect the costs of compliance to be approximately $7.4 million with respect to sites we will continue to own. These costs are being recovered in the CTC, and the corresponding liability has been recorded for current and future obligations.

Duquesne Light owns the closed Warwick Mine, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Duquesne Light has been selling unused portions of the property and will continue to do so. Duquesne Light’s current estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is approximately $30 million. A liability for this amount is recorded on the consolidated balance sheets.

Discontinued Operations

AquaSource’s water and water-related operations are subject to the federal Safe Drinking Water Act, which provides for uniform minimum national water quality standards, as well as governmental authority to specify treatment processes to be used for drinking water. AquaSource’s operations are also subject to the federal Clean Water Act, which regulates the discharge of pollutants into waterways. AquaSource is aware of various compliance issues at its water and wastewater facilities, and is communicating and working closely with appropriate regulators to correct those issues in a timely manner. We do not believe that any of these compliance issues will have a material effect on DQE’s financial position, results of operations or cash flows.

AquaSource is a party to consent agreements regarding environmental compliance in three states. In Indiana, AquaSource has entered parallel agreements with the Indiana Department of Environmental Management and the Indiana Utility Regulatory Commission to establish a schedule for completing upgrades and resolving certain historical compliance issues at two wastewater facilities. AquaSource has completed the scheduled wastewater system upgrades, and continues to improve the systems’ infrastructure. Neither agreement imposed any compliance-related penalties or sanctions. AquaSource entered into a consent order with the Florida Department of Environmental Protection regarding historical compliance issues. AquaSource planned certain capital improvements in connection with its acquisition of five wastewater facilities. AquaSource has met its commitments under the consent order, except for completing its abandonment plan for retired facilities. The abandonment phase is expected to be completed during the first quarter of 2003. AquaSource and the Texas Commission on Environmental Quality (TCEQ) have entered into a consent agreement under which

AquaSource will correct compliance issues at approximately 160 water and wastewater systems over a four-year period. In lieu of any fines, penalties or other sanctions, AquaSource agreed to make approximately $30 million in capital improvements to upgrade these systems, $18.1 million of which have already been completed. An additional $7 million has been budgeted for capital improvements to these systems in 2003. AquaSource is capitalizing all of these expenditures, and will seek recovery of the charges through future rates, if appropriate. We may also recover a portion of these charges through the sale of AquaSource. (See Note 13.)

The United States Environmental Protection Agency has established new arsenic standards for public water supplies, which must be met beginning in January 2006. AquaSource does not believe these new standards will have a material impact on its financial position.

OTHER

Recent Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. We do not believe that the adoption of SFAS No. 143 will have a significant impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the time of the commitment to a disposal or exit plan. This statement also establishes that the initial measurement of the liability should be at fair market value. This statement is effective for exit or disposal activities initiated after December 31, 2002. Initial adoption of this statement should have no impact on our financial statements, but SFAS No. 146 may affect the accounting treatment of any future disposal or exit activities.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which requires that upon issuance of certain types of guarantees, the guarantor must recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent’s guarantee of its subsidiaries’ debt to a third party.

In the normal course of business, we and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.

In addition, we have guaranteed a minimum defined yield to third-party investors, as part of our investment portfolio in seven affordable housing funds that afford favorable tax treatment. The guarantees will expire by 2015, and in the event the underlying properties do not generate the necessary minimum yield, we will make cash payments necessary to achieve that minimum yield. (See Note 12.)

FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of variable interest entities (VIE’s) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. FIN 46 applies immediately to VIE’s created after January 31, 2003 and to VIE’s in which an enterprise obtains an interest after January 31, 2003. For VIE’s created earlier, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. Several of our subsidiaries are investors in entities, such as affordable housing partnerships, service agreements and structured lease transactions, which may be considered VIE’s. We do not believe that the adoption of FIN 46 will have a material impact on our consolidated financial position, earnings or cash flows.

Pending Litigation

Information regarding pending litigation is set forth in Item 3, “Legal Proceedings.”

Non-Audit Services

Our independent public accountants provide non-audit, tax-related services, as approved by our Audit Committee.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are available free of charge through our website (www.dqe.com) when they become available on the SEC website.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages as of March 10, 2003, and positions during the past five years of our executive officers.

Morgan K. O’Brien, age 43. President and Chief Executive Officer since September 2001. Chief Operating Officer from August 2000 to September 2001. Executive Vice President—Corporate Development from January 2000 to August 2000. Vice President—Corporate Development from July 1999 to January 2000. Treasurer from November 1998 to July 1999. Vice President from October 1997 to July 1999. Controller from October 1995 to July 1999.

Frank A. Hoffmann, age 51. Executive Vice President since October 2001. President and Treasurer of AquaSource since July 2000. Vice President—Operations of DQE Systems from January 2000 to July 2000. Vice President of DQE Systems from May 1999 to January 2000. General Manager, Marketing and Sales of Duquesne Light from 1995 to May 1999.

Victor A. Roque, age 56. Executive Vice President since November 1998. General Counsel from November 1994 to October 2001. Secretary from May 2000 to October 2001. Vice President from April 1995 to November 1998. President of Duquesne Light since October 2001.

Philip J. Damiani, age 52. Senior Vice President—Unregulated Businesses since December 2002. At DQE Energy Services, Inc.: President since October 2001; Senior Vice President from December 2000 to October 2001; Vice President from March 1998 to December 2000. Also President of DQE Communications, Inc. since December 2002.

Maureen L. Hogel, age 42. Senior Vice President and Chief Administrative Officer since December 2002. At Duquesne Light: Senior Vice President and Chief Administrative Officer since December 2002. Senior Vice President—Human Resources and Administration from October 2001 through November 2002; Vice President—Development, Legal and Administrative Affairs from January 2001 through October 2001; Vice President—Legal from September 1999 through December 2000 and Assistant General Counsel from February 1996 to September 1999.

Joseph G. Belechak, age 43. Vice President—Operations and Customer Service since December 2002. At Duquesne Light: Senior Vice President—Operations and Customer Service since October 2001. Vice President, Asset Management & Operations from August 2000 to October 2001; General Manager, Asset Management—1999-2000; Best in Class Change Program Leader—1999-2000 and Manager, Substations & Telecommunications—1996-99.

William F. Fields, age 52. Vice President and Treasurer since December 2002. At DQE Financial Corp.: President since April 2000; Vice President and Treasurer from August 1999 to March 2000; Treasurer from December 1997 to June 2001. At Duquesne Light: Vice President and Treasurer since December 2002; Assistant Treasurer from June 1991 to November 1998.

Stevan R. Schott, age 40. Vice President and Controller since October 2001. Vice President of Duquesne Light from August 1999 to October 2001. Controller of DQE Financial from September 1998 to August 1999. Senior Manager, Public Utilities Specialist at Deloitte & Touche LLP from September 1993 to September 1998.

James E. Wilson, age 37. Vice President—Corporate Development and Rates since December 2002. Vice President—Corporate Development from October 2001 to December 2002. Vice President and Controller from March 2000 to October 2001. Controller from July 1999 to March 2000. Assistant Controller from 1996 to July 1999.

ITEM 2. PROPERTIES.

Continuing Operations

Our principal properties consist of Duquesne Light’s electric transmission and distribution facilities and supplemental properties and appurtenances, located substantially in Allegheny and Beaver counties in southwestern Pennsylvania. Substantially all of the electric utility properties are subject to a lien under the Indenture of Mortgage and Deed of Trust dated as of April 1, 1992.

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

Our total investment in property, plant and equipment (PP&E) and the related accumulated depreciation balances for major classes of property at December 31, 2002 and 2001 are as follows:

PP&E and Related Accumulated Depreciation

	(Millions of Dollars)
	as of December 31, 2002
	Investment	Accumulated Depreciation	Net Investment
Electric delivery	$2,008.7	$646.6	$1,362.1
Other	91.4	28.0	63.4

Total	$2,100.1	$674.6	$1,425.5

	(Millions of Dollars)
	as of December 31, 2001
	Investment	Accumulated Depreciation	Net Investment
Electric delivery	$1,962.1	$620.2	$1,341.9
Other	112.8	23.2	89.6

Total	$2,074.9	$643.4	$1,431.5

Electric delivery PP&E includes: (1) distribution poles and equipment; (2) lower voltage distribution wires used in delivering electricity to customers; (3) substations and transformers; (4) high voltage transmission wires used in delivering electricity from generating stations to substations; (5) internal telecommunication equipment, vehicles and office equipment; and (6) meters and automated meter reading assets, all used in our electricity delivery business segment. The other PP&E is comprised of energy facilities used in our Energy Services business segment, telecommunications facilities and property related to our DQE Communications business (reported in the “all other” category), and landfill gas recovery equipment used in our Financial business segment.

Discontinued Operations

AquaSource owns and operates over 450 investor-owned water and wastewater systems and performs contract services for over 130 additional systems. These systems are comprised of distribution and collection lines, pump stations, treatment plants, storage tanks, reservoirs and related facilities. Properties are adequately maintained and units of property are replaced as and when necessary. AquaSource owns a substantial acreage of land, the greater part of which is located in watershed areas and used for the discharge of treated effluent, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes. These properties are used in our water distribution business. The net investment as of December 31, 2002, and 2001 was $154.6 million, and $216.4 million. These amounts are not included in the above table.

ITEM 3. LEGAL PROCEEDINGS.

Shareholder Class Action. In October and November 2001, a number of putative class action lawsuits were filed by purported shareholders of DQE against DQE and David Marshall, DQE’s former chairman, chief executive officer and president, in the United States District Court for the Western District of Pennsylvania. These cases were consolidated under the caption In re DQE, Inc. Securities Litigation, Master File No. 01-1851 (W.D. Pa.), and the plaintiffs filed a second consolidated amended complaint on April 15, 2002. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”). The complaint alleges controlling person liability under Section 20(a) of the Exchange act and Section 15 of the Securities Act. The complaint alleges that between December 6, 2000, and April 30, 2001, the defendants issued a number of materially false and misleading statements concerning investments made by our subsidiary, DQE Enterprises, and the impact that these investments would have on our current and future financial results.

More particularly, the complaint alleges that DQE and Marshall stated their expectation that certain companies in which DQE Enterprises had invested would undertake initial public offerings of their shares, with the result that our earnings would be positively impacted by the public market valuation of DQE Enterprises’ interests in these companies, but failed to disclose allegedly adverse facts that made the possibility of successful public offerings of the securities of these companies unlikely. The complaint seeks an award of unspecified compensatory damages, and an order permitting class members who purchased DQE shares through a dividend reinvestment plan to rescind those purchases, pre- and post-judgment interest, attorneys’ fees and expenses of litigation and unspecified equitable and injunctive relief.

On December 12, 2002, the lead plaintiffs asked the court to certify the class action. We filed our opposition to this motion on March 10, 2003. The motion is scheduled to be argued before the court on April 7, 2003. Since December 2002, we and the plaintiffs have been in pre-trial discovery. The court has directed that this phase be concluded by September 30, 2003, followed by an expert discovery period through December 31, 2003.

No trial date has yet been scheduled, and we would not anticipate one to be set before the first quarter of 2004.

Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiffs’ allegations of wrongdoing and believe we have meritorious defenses to the plaintiffs’ claims. We are vigorously defending this lawsuit.

Fresh Kills. GSF Energy, L.L.C., a DQE Financial subsidiary, has a 20 year concession agreement for the gas rights to New York City’s Fresh Kills landfill. GSF also maintains an investment in a gas processing facility at the landfill and was constructing additional processing capacity when the World Trade Center tragedy occurred. The debris from the World Trade Center was transported to the Fresh Kills landfill and currently rests on top of the landfill’s largest hill. During 2002, GSF suffered reductions in available gas due to the continued effects of the World Trade Center debris as well as other actions taken by the New York City Department of Sanitation resulting in further damage to its gas collection system. On January 16, 2003, GSF initiated litigation against the City of New York acting by and through its Department of Sanitation in the United States District Court for the Southern District of New York. Concurrently, GSF tendered notice of its intent to surrender the concession agreement in 180 days as permitted by the concession agreement.

The complaint seeks rescission of the concession agreement and related relief and seeks an injunction to prevent the Department of Sanitation from taking any action to declare an event of default under the concession agreement, accelerate payment under a promissory note or draw on letters of credit supporting GSF’s obligations thereunder. On that same date, GSF filed a notice of claim with the New York City Comptroller seeking monetary relief as an alternative to its rescission and other claims set forth in the complaint. The 180-day surrender period has been extended until September 13, 2003 on a consent as part of the parties’ effort to determine whether the litigation can be settled.

Other. In the fourth quarter of 2002, we settled the AquaSource minority shareholder litigation discussed in Note 13. We are involved in various other legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Information relating to the market for our common stock and other matters related to our holders is set forth in Note 5 and in Note 20 hereto, and incorporated here by reference.

Our board declared quarterly dividends on our common stock totaling $1.34 per share in 2002. (See “Dividends” discussion at Item 7.) At March 10, 2003, there were approximately 53,225 holders of record of our common stock. Our common stock is listed and traded on the New York, Philadelphia and Chicago Stock Exchanges.

On October 7, 2002, we issued 60,000 shares of our Preferred Stock, Series A (Convertible), having an aggregate liquidation value of $6 million, in connection with the settlement of the AquaSource minority shareholder litigation discussed in Note 13. Each recipient of preferred stock also received an option to sell all the shares to us on the earlier to occur of (i) our sale of all or substantially all the stock or assets of AquaSource or (ii) October 7, 2004. The purchase price will be the $100 per share liquidation value, payable in cash or common stock at our election. These shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

	(Millions of Dollars, Except Per Share Amounts)
	2002	2001	2000	1999	1998
Income Statement Items
Total operating revenues (a)	$1,019.4	$1,135.3	$1,161.8	$1,230.2	$1,223.9
Operating income (b)	92.2	3.1	122.4	305.6	271.4
Income (loss) from continuing operations before taxes, cumulative effect and extraordinary item (b, c)	46.6	(80.1)	216.2	296.0	295.3
Income taxes	19.9	(35.6)	70.9	107.7	100.1
Income (loss) from continuing operations (b, c)	26.7	(44.5)	145.3	188.2	195.2
Cumulative effect of change in accounting principle (d)	(113.7)	—	15.5	—	—
Extraordinary item (e)	—	—	—	—	82.5
Earnings (loss) available for common	(215.2)	(153.9)	154.4	199.8	113.3
Basic EPS from continuing operations (f)	0.40	(0.80)	2.30	2.47	2.50
Basic EPS (f)	(3.28)	(2.75)	2.44	2.65	1.46

Balance Sheet Items
Property, plant and equipment – net	$1,425.5	$1,431.5	$1,458.2	$1,600.7	$1,624.8
Total assets (g)	2,811.3	3,235.7	3,844.2	5,616.2	5,366.0

Capitalization:
Common shareholders’ equity	$452.6	$508.5	$783.8	$1,347.8	$1,477.4
Preferred and preference stock	93.2	85.6	90.9	121.7	113.1
DLC obligated mandatorily redeemable preferred trust securities	150.0	150.0	150.0	150.0	150.0
Long-term debt (h)	1,082.0	1,184.5	1,337.0	1,618.0	1,336.4

Total Capitalization	$1,777.8	$1,928.6	$2,361.7	$3,237.5	$3,076.9

Dividends declared per share	$1.34	$1.68	$1.62	$1.54	$1.46

(a)	Total operating revenues have declined in 2002 due to the full collection of Duquesne Light’s allocated CTC balance for substantially all rate classes.
(b)	Results have been negatively impacted by asset impairment and restructuring charges recorded in both 2001 and 2002. (See Notes 3 and 4.)
(c)	Results have been negatively impacted by investment impairment charges in both 2001 and 2002 (see Note 3) and positively impacted by the gain on the sale of the alternative fuel facilities in 2000 (see Note 6).
(d)	Adoption of unbilled revenues by Duquesne Light in 2000; change in the method of accounting for goodwill and other intangible assets in 2002. (See Note 1.)
(e)	Generation-related stranded costs not recoverable from customers.
(f)	Earnings per share were impacted by the repurchase of approximately 16 million shares of common stock in 2000 using net proceeds from the generation asset sale; earnings per share in 2002 were impacted by the public offering of approximately 17 million shares of common stock. (See Notes 5 and 6.)
(g)	Total assets in 2000 were impacted by the sale of the generation assets.
(h)	Net generation asset sale proceeds were used to reduce long-term debt in 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

   OPERATIONS.

RESULTS OF OPERATIONS

OVERALL PERFORMANCE

In 2002, we made considerable progress in implementing our Back-to-Basics business strategy, which features a more concentrated focus on our electric utility operations and its complementary businesses. Key initiatives targeted for 2002 included strengthening our balance sheet, conserving cash through a new dividend policy, divesting non-core businesses and assets, and enhancing our long-term earnings stream from our core electric business.

Narrowing our focus through the Back-to-Basics strategy led to the disposition of non-core investments and continued restructuring of our administrative operations. As a result, impairment and other charges were recorded in 2002, which are detailed in the financial results that follow.

Twelve Months Ended December 31,

	(Millions of Dollars)
	2002	2001
Loss Available for Common Stock	$(215.2)	$(153.9)
Cumulative effect of change in accounting principle – net	113.7	—
Loss from discontinued operations	127.6	108.9

Earnings (Loss) From Continuing Operations Available for Common Stock	26.1	(45.0)
Impairment and Other Charges (After-tax):
Impairment of long-lived assets	19.7	43.7
Restructuring charge	3.1	17.8
Investment impairment	28.2	36.1
Other charges (gains) – net	1.2	2.7

Total Charges	52.2	100.3

Earnings from Continuing Operations Available for Common Stock – Excluding Impairment and Other Charges	$78.3	$55.3

Our earnings from continuing operations available for common shareholders were $26.1 million or $0.40 per share in 2002, compared to a loss attributable to common shareholders of $45.0 million or $0.80 per share in 2001. Excluding the impairment and other charges in both years, earnings from continuing operations available for common shareholders were $78.3 million, or $1.19 per share, in 2002, as compared to earnings of $55.3 million, or $0.99 per share, in 2001, an increase of $23.0 million. The average shares outstanding increased by 17.4% from 55.9 million shares in 2001 to 65.6 million shares in 2002, principally due to our June 2002 common stock offering. (See Note 5.)

In addition, as a result of the agreements reached to sell substantially all of AquaSource’s assets, and the sale of the propane distribution business of our subsidiary Pro Am in December 2002, the results of these two subsidiaries are now reported as discontinued operations.

2002 COMPARED TO 2001

Our loss attributable to common shareholders was $215.2 million or $3.28 per share in 2002, compared to a loss attributable to common shareholders of $153.9 million, or $2.75 per share, in 2001. The following table has been provided to highlight the effects of the significant impairment and other charges that occurred in both 2002 and 2001. Each of the items shown in the table will be discussed in detail, however the focus of this discussion will be on the income from continuing operations available for common shareholders, excluding the impairment and other charges.

The increase in earnings from continuing operations, excluding impairment and other charges, is due to a number of factors, including:

•	Pittsburgh experienced hotter than normal weather in the summer months, due to the third warmest summer on record in our nation’s history. This resulted in higher demand for cooling. The net income impact on the electricity delivery business segment was approximately $5.4 million, as compared to 2001.

•	During 2002, Duquesne Light began operating under its new provider of last resort arrangement (POLR II, described below), which contributed $13.9 million of net income in 2002, as compared to zero in 2001.

•	DQE Energy Services contributed $17.1 million to income from continuing operations in 2002, as compared to $6.3 million in 2001. This increase is due to a full year’s income from the alternative fuel service contracts entered into during 2001, as well as additional contracts entered into in 2002.

•	Net debt retirements during 2002 totaled $253 million and resulted in additional net income of $6.5 million in 2002 due to the associated decrease in interest expense. Furthermore, the interest rates on the variable rate debt were more favorable in 2002, resulting in additional interest savings.

The following factors partially offset these contributions to earnings from continuing operations, excluding impairment and other charges:

•	Income from the CTC business segment declined by $9.4 million from 2001 to 2002 following the full collection of the CTC balance for most of our customers in 2002.

•	Excluding impairment charges in both years, DQE Financial contributed $21.8 million to income from continuing operations in 2002, as compared to $41.1 million in 2001. This decrease is due to the sale of a significant portion of our affordable housing portfolio in the first quarter of 2002, coupled with decreased landfill gas production and lower gas sales prices in 2002 as compared to 2001.

In addition to the above items, our continued focus on cost reductions, including cost savings from our fourth quarter 2001 and 2002 corporate restructurings, contributed positively to net income in 2002.

2002 Impairments and Other Charges

DQE Financial (the Financial business segment) recorded a fourth quarter $19.7 million after-tax asset impairment charge relating to the Fresh Kills landfill gas site. See Item 3, “Legal Proceedings” for discussion of reduced gas flows and legal action taken by our subsidiary, GSF. Based on reduced gas flows experienced at the site and the actions taken to abandon the gas rights, management has determined that the Fresh Kills investment is now fully impaired, and has recognized a charge to write its investment in the gas rights and long-lived assets to zero as of December 31, 2002. (See Note 3.)

DQE Financial maintains a limited partnership investment in a waste-to-energy facility. During 2002, the credit rating of the general partner’s parent was downgraded, which led to an event of default under the partnership’s service agreement to operate the underlying waste-to-energy facility for a local authority. The general partner, its parent and the partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The local authority issued a notice to terminate the service agreement; however, the termination has been suspended under the automatic stay protection afforded the partnership by the bankruptcy filing. The partnership group, including DQE Financial, is negotiating with the local authority to restructure the service agreement. The local authority’s restructuring proposal, made in December 2002, would not allow DQE Financial to recover its investment in this project. Based on this, management determined that the investment has been fully impaired and recorded an after-tax charge of $10.1 million in 2002, to write its investment in the waste-to-energy facility to zero as of December 31, 2002. (See Note 3.)

During the fourth quarter of 2002, as a part of our continuing Back-to-Basics strategy, we initiated a restructuring plan that focused primarily on the executive levels of management to reduce expenses and improve efficiency. In the fourth quarter of 2002, we recorded an after-tax restructuring charge of $3.1 million, consisting of $2.3 million at Duquesne Light (the electricity delivery business segment) and $0.8 million at DQE (the “all other” category). (See Note 4.)

During the second and fourth quarters of 2002, DQE Enterprises (the Enterprises business segment) recorded after-tax investment impairment charges totaling $18.1 million to write down three investments in publicly traded businesses from our cost to their fair market values due to an other-than-temporary decline in the market value of these businesses, and to write off five privately held investments that have either recently filed for protection under Chapter 7 of the U.S. Bankruptcy Code, or have been determined to be impaired based on our analysis. (See Note 3.) As of December 31, 2002, the remaining investments held by DQE Enterprises totaled $2.4 million.

The other charges of $1.2 million after-tax shown in the table above were recorded in the all other category and reflect the write-off of costs associated with the previously proposed generating station.

The 2001 impairment and other charges detailed in the table above are described in more detail in the 2001 compared to 2000 discussion that follows.

The loss from discontinued operations in 2002 was $127.6 million, compared to a loss of $108.9 million from discontinued operations in 2001. After-tax impairment charges relating to the AquaSource discontinued operations totaling $100.9 million were recorded in the second quarter of 2002. In late June 2002, we received indications of interest for this business, and ultimately determined that the likely outcome would be a sale of this business. Based on the information received at that time, an indication of impairment of long-lived assets existed. The estimated proceeds to be received from a sale were compared to the carrying amount of the long-lived assets. This comparison indicated that the carrying amount of the investor-owned water utilities to be sold significantly exceeded the expected proceeds to be received. As a result, an impairment charge of $100.9 million was recorded which reduced the amount of property, plant and equipment and other long-lived assets. On July 29, 2002 a sale agreement was entered into for substantially all of this business. A $21.2 million loss on disposal relating to Pro Am was recorded in the fourth quarter of 2002, as a result of the sale of the propane business on December 13, 2002 (See Note 13.)

After-tax impairment charges of $99.7 million related to AquaSource were recorded in the second quarter of 2001. See the 2001 compared to 2000 discussion for a description of these charges.

A charge of $113.7 million was recorded effective as of January 1, 2002 related to the cumulative effect of a change in accounting principle for the impairment of goodwill related to these discontinued operations resulting from the adoption of SFAS No. 142. (See Note 1.)

2001 COMPARED TO 2000

Our loss attributable to common shareholders was $153.9 million or $2.75 per share in 2001, compared to earnings available for common shareholders of $154.4 million or $2.44 per share in 2000. As discussed above, the results of AquaSource and Pro Am are now reported as discontinued operations, and all prior periods presented have been restated to conform.

Our loss from continuing operations attributable to common shareholders was $45.0 million, or $0.80 per share, in 2001, compared to earnings available to common shareholders of $146.1 million, or $2.30 per share, in 2000. Impairment and other charges totaling $82.5 million after-tax were recorded in 2001 relating to the impairment of investments and long-lived assets. In addition, restructuring charges of $17.8 million after-tax were recorded in 2001 as discussed below.

Excluding the impairment and other charges in 2001, which are described below, earnings from continuing operations available for common shareholders were $55.3 million, or $0.99 per share, in 2001, as compared to earnings of $146.1 million, or $2.30 per share, in 2000, a decrease of $90.8 million.

The principle reason for this decline in earnings from continuing operations available for common shareholders was due to the recognition in 2000 of a gain on the sale of DQE Energy Services’ alternative fuel facilities.

In addition, the CTC business segment earned $33.3 million less in 2001 due to the decline in the average CTC balance. The lower balance caused a corresponding decrease in the return earned in 2001.

2001 Impairments and Other Charges

DQE Financial recorded a fourth quarter 2001 $43.7 million after-tax impairment charge relating to Fresh Kills and three other landfill gas sites. During 2001, the excess weight from the World Trade Center debris caused damage to the gas collection system and reduced gas flows at the Fresh Kills site. Additional security at the site caused construction delays. As a result, management determined that the Fresh Kills investment was partially impaired. (See Note 3.)

The remaining impairment charges recorded in 2001 were $36.1 million after-tax relating to energy technology investments. During 2001, having formalized plans to monetize DQE Enterprises, we sold two investments and recognized an impairment charge to write off all or parts of eleven other investments. (See Note 3.)

During the fourth quarter of 2001, as part of our Back-to-Basics strategy, we initiated a restructuring plan to improve operational effectiveness and efficiency, and to reduce operational expenses on a company-wide basis. Through the restructuring plan, we reorganized to focus on our core regulated utility businesses and opportunities related to those investments. In the fourth quarter of 2001, we recorded an after-tax restructuring charge of $17.8 million, consisting of $11.1 million in the all other category, and $6.7 million in the electricity delivery business segment. (See Note 4.)

The loss from discontinued operations in 2001 was $108.9 million, compared to a loss of $7.2 million in 2000. After-tax impairment charges relating to the discontinued operations totaling $99.7 million were recorded in 2001. During 2001, management evaluated AquaSource’s future direction and the capabilities of its operating platforms. This evaluation determined that the company’s potential future performance would result in lower returns than originally anticipated. As a result, impairment charges were recorded to write down various aspects of this business, primarily related to contract operations and construction. (See Note 13.)

The 2000 results were favorably impacted by the $15.5 million cumulative effect of a change in accounting principle relating to unbilled revenues.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity (electricity supply business segment), (3) Duquesne Light’s collection of transition costs (CTC business segment), (4) DQE Energy Services’ development, operation and maintenance of energy and alternative fuel facilities (Energy Services business segment), (5) DQE Financial’s collection and processing of landfill gas and the management of structured finance and alternative energy investments (Financial business segment), and (6) DQE Enterprises’ management of electronic commerce and energy technologies investment portfolios (Enterprises business segment).

With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider-of- last-resort (POLR) service. We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates.

Because AquaSource and Pro Am are reported as discontinued operations, we no longer report a water distribution business segment, or include propane distribution in the all other category. (See Note 13.)

We have restated prior periods, where appropriate, to present segment information consistent with the manner that is currently used by management. Note 19 shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

2002 COMPARED TO 2001

Electricity Delivery Business Segment. The electricity delivery business segment reported $55.3 million of income in 2002, consisting of $57.6 million before an after-tax restructuring charge of $2.3 million, as previously discussed. This is compared to $37.7 million in net income in 2001, consisting of $44.4 million before an after-tax restructuring charge of $6.7 million. Excluding the restructuring charges in both years, income from the electricity delivery business segment was $13.2 million, or 29.7%, higher in 2002, due to the hotter than normal summer weather in 2002 and lower interest and operating costs, as discussed below.

Operating revenues for this business segment are primarily derived from the delivery of electricity, including related gross receipts taxes. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to industrial customers are influenced by national and global economic and competitive conditions.

Operating revenues increased by $30.4 million, or 9.5%, compared to 2001. The increase can be primarily attributed to a $15.9 million increase in 2002 in gross receipts taxes that are collected through revenue. The largest component increase was in the Pennsylvania revenue neutral reconciliation (RNR) tax rate, which became effective January 1, 2002. Electric distribution companies such as Duquesne Light are permitted to recover this cost from consumers on a current basis. In addition, there was a 5.1% increase in megawatt-hour (MWh) sales to customers as compared to 2001, which caused a $9.6 million increase in revenues.

The hotter than normal summer temperatures in the Pittsburgh region contributed to residential and commercial sales increasing 9.5% and 4.6%, compared to 2001, in response to higher cooling demands. Industrial sales, which are less sensitive to weather, also increased by 1.4%, due to higher sales to industrial customers in the primary metals sector. The following table sets forth MWh delivered to electric utility customers.

MWh Delivered

	(In Thousands)
	2002	2001	Change
Residential	3,924	3,584	9.5%
Commercial	6,528	6,241	4.6%
Industrial	3,328	3,283	1.4%

MWh Sales	13,780	13,108	5.1%

Operating expenses for the electricity delivery business segment are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased by $8.2 million, or 5.5%, compared to 2001, primarily due to the increase in gross receipts tax expense of approximately $14.3 million from the increased RNR in 2002. This increase was partially offset by the cost savings from corporate restructurings that occurred in the fourth quarters of both 2001 and 2002 and other cost reduction initiatives, which continue to generate incremental cost savings.

Other income decreased $7.5 million, or 18.9%, compared to 2001, primarily due to lower interest rates in 2002.

Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. In 2002, there was $6.0 million, or 7.7%, less interest and other charges primarily due to debt retirements during August 2002 totaling $110 million, which reduced interest expense by $3.4 million. In addition, there were lower interest rates on the variable rate, tax-exempt debt in 2002.

Electricity Supply Business Segment. In 2002, the electricity supply business segment reported income of $13.9 million, compared with income of zero in 2001. For the period April 28, 2000 through December 31, 2001, this segment’s financial results reflected our initial POLR arrangement (POLR I), which was designed to be income neutral to Duquesne Light. During the first quarter of 2002, Duquesne Light began operating under POLR II, which extends the POLR service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permits Duquesne Light, following CTC collection for each rate class, an average margin per MWh supplied. The actual margin earned during 2002 averaged $4.77 per MWh based on the mix of rate classes, and number of customers, participating in POLR II.

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

Short-term sales to other utilities are made at market rates. Fluctuations result primarily from excess daily energy deliveries to Duquesne Light’s electricity delivery system.

Operating revenues increased $41.9 million, or 9.7%, compared to 2001. The increase is due to an increase in the average generation rate charged to customers, partially offset by a decrease in the percentage of customers who received electricity through our POLR arrangements.

The following table sets forth MWh supplied for POLR customers.

MWh Supplied

	(In Thousands)
		2002		2001
	POLR I	POLR II	Total	POLR I
Residential	699	2,045	2,744	2,348
Commercial	2,355	2,512	4,867	5,367
Industrial	2,433	618	3,051	3,079

MWh Sales	5,487	5,175	10,662	10,794
Sales to Other Utilities			195	363

Total Sales			10,857	11,157

POLR Customers (MWh basis)			77%	82%

Operating expenses for the electricity supply business segment consist of costs to obtain energy for our POLR service and gross receipts tax, both of which fluctuate in direct relation to operating revenues. Operating expenses increased $18.3 million, or 4.3%, compared to 2001, despite a decrease in the MWh supplied. The increase in expense is due to the higher rate charged by our supplier under the POLR II arrangement.

CTC Business Segment. In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of sale-related transaction costs.

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

In 2002, the CTC business segment reported income of $2.9 million compared to income of $12.3 million in 2001, a decrease of $9.4 million, or 76.4%.

Operating revenues decreased $181.3 million, or 59.7%, due to the full collection of the allocated CTC balance as of December 31, 2002 for most of our customers as well as scheduled decreases in the average CTC rate charged to customers from 2001 to 2002. As of December 31, 2002, the CTC balance has been fully collected for approximately 95% of Duquesne Light’s customers, representing approximately 87% of the MWh sales for the year.

Operating expenses consist solely of gross receipts tax, which fluctuates in direct relation to operating revenues. Operating expenses decreased $8.1 million, or 60%, compared to 2001.

Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $158.7 million, or 58.5%, compared to 2001, primarily due to the full collection of the allocated CTC balance for most customers, as described above.

Energy Services Business Segment. The Energy Services business segment reported income of $17.1 million in 2002, compared to income of $6.3 million in 2001, an increase of $10.8 million, or 171.4%. This increase resulted primarily from a full year’s income from alternative fuel service contracts that were entered into during 2001 and new contracts entered into in 2002.

Operating revenues are primarily derived from the facility management services for industrial, airport and alternative fuel customers. Operating revenues increased $23.4 million or 74.8% compared to 2001. This increase is primarily due to the increased facility management revenue of $17.4 million from the additional alternative fuel service contracts.

Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead. Operating expenses increased $1.6 million, or 5.8%, compared to 2001. An increase of $8.6 million resulted from the additional alternative fuel facility management service contracts, and was partially offset by decreased overhead costs.

Other income consists of income from early completion bonuses, construction management fee income and gains recognized on the sale of assets. Other income decreased $5.5 million, or 59.8%, compared to 2001 due primarily to gains recognized on sales of alternative fuel property of $2.6 million and recognition of an early completion bonus and construction management fee of $2.6 million on a new alternative fuel facility in 2001.

Financial Business Segment. The Financial business segment reported a loss of $8.0 million in 2002, consisting of income of $21.8 million before after-tax impairment charges of $29.8 million. This is compared to a loss of $2.6 million in 2001, which consisted of income of $41.1 million before after-tax impairment charges of $43.7 million. Absent these impairment charges, income decreased $19.3 million, or 47.0%. The decrease resulted primarily from less income due to the sale of most of the affordable housing portfolio in 2001, lower landfill gas production and lower gas sales prices.

Operating revenues in this business segment are primarily derived from the sale of landfill gas. Operating revenues decreased $7.3 million, or 32.2%, compared to 2001. This decrease is primarily due to lower landfill gas production and lower landfill gas sales prices which reduced revenues by $3.0 million and $2.0 million.

Operating expenses consist of various costs to operate and maintain the landfill gas sites, as well as expenses related to alternative fuel investments. Operating expenses increased $2.8 million, or 6.6%, compared to 2001 due to increased expenses related to increased production at alternative fuel investments.

Depreciation and amortization expense consists of the depreciation of landfill gas equipment and gas rights. There was an increase of $3.5 million, or 94.6%, compared to 2001. This increase resulted from additional depreciation on portions of the Fresh Kills landfill gas investment.

Other income consists of income from the structured lease and affordable housing investments, tax credits generated from the investments in landfill gas, natural gas and alternative fuel, and gains recognized on the sale of investments. Other income decreased $12.8 million, or 18.5%, as compared to 2001, due to reduced tax credits of $8.5 million as a result of the sale of most of the affordable housing portfolio, and lower structured lease income of $5.2 million, partially offset by increased alternative fuel tax credits.

Interest and other charges include interest on long-term debt and other interest. There was a decrease of $4.3 million, or 71.7%, as compared to 2001 due to the retirement of $85.0 million of notes in 2001.

Enterprises Business Segment. The Enterprises business segment reported a $19.0 million loss in 2002, compared to a $25.3 million loss in 2001. Included in the 2002 loss is an $18.1 million after-tax charge for the impairment of eight investments. A $36.1 million after-tax impairment charge for the sale of two investments and impairment of 11 other investments was included in the 2001 results. (See Note 3.)

All Other. The all other category reported a loss of $32.9 million in 2002, consisting of a loss of $31.5 million before after-tax restructuring charges of $0.8 million and preferred dividends of $0.6 million. This is compared to a loss of $71.3 million in 2001, which consisted of a loss of $59.7 million before after-tax restructuring charges of $11.1 million and preferred dividends of $0.5 million. Absent the restructuring charges and the preferred dividends, this improvement of $28.2 million was primarily due to lower interest expense in 2002 and the loss on the sale of the bottled water business recognized in 2001.

Operating revenues are comprised of revenues from our telecommunications business line and, until its sale in 2001, revenues from our bottled water business. Operating revenues decreased $16.2 million, or 74.0%, compared to 2001, due to decreased revenues of $8.1 million from the sale of our bottled water business and $8.1 million due to sales-type leases recognized in 2001 by DQE Communications.

Operating expenses consist of expenses to operate and maintain our fiber optic based transmission network and, until its sale, expenses to operate our bottled water business. In 2002, operating expenses decreased $8.9 million, or 26.4%, as compared to 2001. This decrease was primarily due to an $8.4 million decrease in expenses following the sale of the bottled water business and a decrease in expenses from the cost savings associated with the 2001 restructuring. Offsetting this was a $5.5 million increase in expenses in 2002 due to the write-off of a receivable from a telecommunications customer who filed for bankruptcy and a $1.9 million increase in expenses associated with the write-off of the costs associated with the previously proposed generating station.

Other income increased $18.9 million compared to 2001. This increase is primarily due to the loss on the sale of the bottled water business in 2001.

Interest and other charges include interest on long-term debt, other interest and preferred dividends of our other business lines. Interest expense decreased $18.4 million, or 38.2%, in 2002 compared to 2001. This decrease was primarily due to lower interest rates, lower short-term borrowing levels and the retirement of $150.0 million of floating rate notes in January 2002.

Discontinued Operations. The loss from discontinued operations in 2002 was $127.6 million, which was comprised of $8.3 million of income from operations and a $135.9 million loss on disposal. In 2001, the loss from discontinued operations was $108.9 million. (See Note 13.)

AquaSource’s loss in 2002 was $105.7 million, which was comprised of $9.0 million of income from operations and $114.7 million of an estimated loss on disposal. The loss resulted primarily from the $100.9 million after-tax charge related to the impairment of long-lived assets taken in the second quarter of 2002. In 2001, AquaSource’s loss from operations was $110.5 million. This loss resulted primarily from a $99.7 million after-tax charge related to the impairment of the contract operations and construction businesses.

Pro Am’s 2002 loss was $21.9 million and was comprised of a loss of $0.7 million from operations and an estimated

$21.2 million loss on disposal. In 2001, Pro Am realized income of $1.6 million from its operations.

2001 COMPARED TO 2000

Electricity Delivery Business Segment. The electricity delivery business segment reported $37.7 million of income in 2001, consisting of $44.4 million before an after-tax restructuring charge of $6.7 million, as previously discussed. This is compared to $36.1 million in 2000, which excludes $7.3 million of after-tax income related to the cumulative effect of a change in accounting principle for unbilled revenues. Excluding the restructuring charge in 2001, income from the electricity delivery business segment was $8.3 million higher in 2001, primarily due to lower operating expenses resulting from the cost reduction initiatives that were begun in 2000.

Operating revenues increased by $3.5 million, or 1.1%, compared to 2000. Residential sales increased 2.1%, primarily due to warmer summer weather in 2001. Commercial sales increased 1.3%, due to an increase in the number of commercial customers, while industrial sales decreased 8.3%, due to decreased consumption by steel manufacturers, including one major customer who filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The following table sets forth MWh delivered to electric utility customers.

MWh Delivered

	(In Thousands)
	2001	2000	Change
Residential	3,584	3,509	2.1%
Commercial	6,241	6,162	1.3%
Industrial	3,283	3,581	(8.3)%

MWh Sales	13,108	13,252	(1.1)%
Cumulative effect of a change in accounting principle	—	483

Total Sales	13,108	13,735	(4.6)%

Operating expenses decreased by $19.6 million, or 11.7%, compared to 2000, due to cost reduction initiatives that were begun in 2000, as well as a reduction to our employee pension costs. (See Note 14.)

Depreciation and amortization expense includes the depreciation of electricity delivery-related plant and equipment. There was an increase in depreciation and amortization expense of $3.3 million, or 5.9%, compared to 2000 due primarily to net additions to property, plant and equipment during 2001.

Other income increased $2.4 million, or 6.4%, compared to 2000, primarily due to increased interest income on a higher cash balance in 2001.

In 2001, there was $8.9 million, or 12.8%, more interest and other charges allocated to the electricity business segment compared to 2000. Although Duquesne Light used the generation asset sale proceeds to retire debt, thus reducing its overall level of interest expense, all Duquesne Light financing costs after recapitalization are borne by the electricity delivery business segment.

Electricity Supply Business Segment. In 2001, the electricity supply business segment reported income of zero, compared with a loss of $8.0 million in 2000, which excludes $8.2 million of after-tax income related to the cumulative effect of a change in accounting principle for unbilled revenues. For all of 2001, and for the period from April 29 through December 31, 2000, this segment’s financial results reflect POLR I, which is designed to be income neutral to Duquesne Light.

Short-term sales to other utilities are made at market rates. Prior to the April 2000 generation asset divestiture, fluctuations in such sales were related to customer energy requirements, the energy market and transmission conditions, and the availability of generating stations. Following the divestiture, fluctuations result primarily from excess daily energy deliveries to Duquesne Light’s electricity delivery system.

Operating revenues increased $4.9 million, or 1.2%, compared to 2000. The increase is due to an increase in the average generation rate charged to customers, as well as an increase in the percentage of customers who received electricity through our POLR arrangement.

The following table sets forth MWh supplied for customers who had not chosen an alternative generation supplier.

MWh Supplied

	(In Thousands)
	2001	2000	Change
Residential	2,348	2,422	(3.1)%
Commercial	5,367	4,436	21.0%
Industrial	3,079	3,332	(7.6)%

MWh Sales	10,794	10,190	5.9%
Cumulative effect of a change in accounting principle	–	341
Sales to Other Utilities	363	963	(62.3)%

Total Sales	11,157	11,494	(2.9)%

POLR Customers (MWh basis)	82%	77%

Operating expenses for the electricity supply business segment from April 29, 2000, through 2001 consist of costs to obtain energy under our POLR I arrangement and gross receipts tax, both of which fluctuate in direct relation to operating revenues. Prior to April 29, 2000, such operating expenses included energy costs; costs to operate and maintain the power stations; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes.

Fluctuations in energy costs in 2001 resulted from total MWh supplied through our POLR I arrangement. Fluctuations in energy costs in 2000 generally resulted from changes in the total MWh supplied, the mix between coal generated power and purchased power, the cost of fuel, and generating station availability.

Operating expenses increased $10.4 million, or 2.5%, from 2000 as a result of an increase in the MWh supplied. This increase resulted from higher purchased power costs (related to POLR I) following the generation asset sale, as opposed to the cost of power generated by our previously owned power stations. The cost under POLR I averaged $4.00 per MWh across all rate classes.

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

CTC Business Segment. In 2001, the CTC business segment reported income of $12.3 million compared to $45.6 million in 2000, a decrease of $33.3 million, or 73.0%. Operating revenues decreased $30.7 million, or 9.2%, due to scheduled decreases in the average CTC rate charged to customers from 2000 to 2001.

Operating expenses consist solely of gross receipts tax, which fluctuates in direct relation to operating revenues.

As a result of the lower average CTC balance, there was less return earned in 2001. Accordingly, there was an increase in depreciation and amortization expense of $21.7 million, or 8.7%, compared to 2000.

Energy Services Business Segment. In 2001, this business segment reported income of $6.3 million, compared to income of $98.2 million in 2000. Income was $91.9 million higher in 2000, primarily due to the gain on the sale of DQE Energy Services’ alternative fuel facilities.

Operating revenues increased $11.5 million, or 58.1%, compared to 2000. The increase is due to increased facility management revenues from three new alternative fuel service contracts.

Operating expenses increased $5.8 million, or 26.5%, from 2000, primarily due to the additional service contracts.

Depreciation and amortization expense consists of depreciation on energy facilities. Depreciation and amortization expense decreased $3.2 million, or 62.7%, in 2001, due to the lack of depreciation on the alternative fuel facilities that were sold in 2000.

Other income and income taxes were $154.6 million and $54.0 million higher in 2000, due primarily to the gain recognized on the sale of the alternative fuel facilities in 2000.

Financial Business Segment. The Financial business segment reported a loss of $2.6 million in 2001, consisting of $41.1 million of income prior to after-tax impairment charges of $43.7 million, as previously discussed. This is compared to income of $36.8 million in 2000. Excluding the impairment charges in 2001, income from the Financial business segment was $4.3 million higher in 2001, primarily due to increased landfill gas production and higher landfill gas sales prices.

Operating revenues increased $1.9 million, or 9.1%, compared to 2000. The increase in revenue is due to an increase in landfill gas production and higher landfill gas sales prices.

Operating expenses increased $2.8 million, or 7.0%, from 2000, due to the increased operating costs at its landfill gas sites, caused primarily by higher gas production.

Interest and other charges decreased $3.9 million, or 39.4%, as compared to 2000 due to the retirement of $85.0 million of notes in 2001, as well as a full year’s effect of debt retirements that occurred in 2000.

Enterprises Segment. The Enterprises segment had a $25.3 million loss in 2001, consisting of $10.8 million of income before after-tax impairment charges of $36.1 million, as previously discussed. This is compared to $5.7 million of income in 2000. Absent the impairment charges, income from the Enterprises segment was $5.1 million, or 89.5%, higher in 2001, primarily due to the $8.4 million after-tax gain on the sale of the Pittsburgh Airport energy facility in July 2001. This sale resulted in a decrease in operating revenues of $5.8 million and operating expenses of $6.3 million.

Operating revenues for this segment are derived from energy sales and rent payments from real estate investments. Operating revenues decreased $7.8 million, or 34.5%, compared to 2000. This decrease is primarily due to the energy facility sale.

Operating expenses for the Enterprises segment are primarily made up of costs to maintain the rental properties and the energy facility, administrative expenses and non-income taxes, such as property and payroll taxes. Operating expenses decreased $6.6 million, or 33.0%, compared to 2000. The decrease was mainly attributable to the energy facility sale.

Other income increased $8.3 million or 88.3% compared to 2000, primarily due to the gain on the energy facility sale.

All Other. The all other category had a $71.3 million loss in 2001, consisting of a $59.7 million loss before an after-tax restructuring charge of $11.1 million, as previously discussed, and preferred dividends of $0.5 million. This is compared to a $68.1 million loss in 2000, consisting of a $68.9 million loss and preferred dividends of $(0.8). Absent the restructuring charge and preferred dividends, this is an improvement of $9.2 million, or 13.4%.

Operating revenues decreased $13.8 million, or 38.7%, compared to 2000. The decrease is primarily comprised of a $14.0 million decrease related to the sale of our bottled water business in May 2001.

In 2001, operating expenses decreased $28.8 million, or 46.1%, due primarily to the sale of our bottled water business in May 2001 and administrative cost reductions.

Interest expense increased $8.0 million, or 19.9%, primarily as a result of increased borrowing used largely to fund subsidiary cash requirements (excluding Duquesne Light).

Discontinued Operations. The loss from discontinued operations in 2001 was $108.9 million, as compared to a loss from discontinued operations in 2000 of $7.2 million. (See Note 13.)

AquaSource’s loss in 2001 was $110.5 million. This loss resulted primarily from a $99.7 million after-tax charge related to the impairment of the contract operations and construction businesses. In 2000, AquaSource had a loss from operations of $7.3 million.

Pro Am’s income was $1.6 million in 2001 and $0.1 million in 2000.

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

Accounting for the Effects of Regulation. Our subsidiary, Duquesne Light, prepares its financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” which differs in certain respects from the application of accounting principles generally accepted in the United States of America by non-regulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) if it is probable that, through the rate-making process, there will be a corresponding increase in future rates. Accordingly, we defer certain costs, which will be amortized over future periods. To the extent that collection of such costs is no longer probable as a result of changes in regulation or our competitive position, the associated regulatory assets are charged to expense.

Unbilled Energy Revenues. We record revenues related to the sale of energy when delivery is made to our customers. However, the determination of such sales to individual customers is based on the reading of their meters, which we read on a systematic basis throughout the month. At the end of each month, we estimate the amounts delivered to customers since the date of the last meter reading and record the corresponding unbilled revenue. We estimate this unbilled revenue each month based on daily volumes, estimated customer usage by class, delivery losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Customer accounts receivable as of December 31, 2002, and 2001, include unbilled revenues of $31.9 million and $36.9 million.

Impairment of Long-Lived Assets and Investments. We evaluate long-lived assets (including other intangibles and related goodwill) of identifiable business activities and investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. In addition to those long-lived assets and investments for which impairment charges were recorded (see Note 3), others were reviewed for which no impairment was required. For long-lived assets to be held and used, these computations used judgments and assumptions inherent in management’s estimate of undiscounted future cash flows to determine recoverability of the assets. It is possible that a computation under a “held for sale” situation for certain of these long-lived assets could result in a significantly different assessment because of market conditions, specific transaction terms or a buyer’s different viewpoint of future cash flows. For investments, we considered our investee’s cash on-hand, fundraising abilities, customers, contracts and overall ability to continue as a going concern.

Pension and Other Postretirement Benefit Plan Assumptions. We provide pension benefit plans covering substantially all of our full-time employees. We also provide postretirement benefits for some retired employees. The post-retiree medical benefits terminate when retirees reach age 65. We account for these benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” We record amounts related to our pension and other postretirement benefit plans based on actuarial valuations. Inherent in those valuations are key assumptions including discount rates, expected returns on plan assets, compensation increases, and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. Changes in these assumptions could have a significant effect on our noncash pension income or expense or on our postretirement benefit costs. The effect of changes in these assumptions is generally recorded or amortized over future periods.

We discounted our future pension and other postretirement plan obligations using a rate of 6.75% as of December 31, 2002, compared to 7.25% as of December 31, 2001. We determine the discount rate by considering the yield rates on corporate high-grade bonds, including relative year-over-year changes. Both the pension and other postretirement plan obligations and related expense increase as the discount rate is reduced.

The assumed rate of return on plan assets in the pension plans is the weighted average of long-term returns forecast for the type of investments held by the plans. As the expected rate of return on plan assets decreases, the pension plan expense increases, however the postretirement plan expense is unaffected as this plan has no assets. The health care trend assumption used in the development of the fiscal 2002 postretirement benefit plan expense was 11.0% for fiscal year 2002, decreasing to an ultimate rate of 5.75% in 2013. Assumed health care cost trend rates have a significant effect on the liabilities for the postretirement plans.

We believe the assumptions used in recording obligations under the plans are reasonable based on our prior experience, market conditions, and the advice of plan actuaries. See Note 14 for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2002, 2001 and 2000. As of December 31, 2002, the projected benefit obligations for our retirement plans exceeded the fair value of the plan assets in the trusts.

Primarily because of the amortization of previous years’ net investment gains, our pension expense for 2002, 2001 and 2000 was negative, resulting in an increase in net income in each year. Our expense or (credit) for actual pension benefits in future periods will depend upon actual returns on plan assets and the key assumptions we use for future periods. Our current estimate for 2003 is a reduction, compared to 2002, in the pension benefits net credit of $14.3 million pre-tax. This reduction reflects, among other factors, actual losses on the pension fund assets of $43.8 million in 2002 and $35.1 million in 2001, as compared with an expected annual asset return assumption of 7.5% in each of the years. Absent a substantial recovery in the equity markets, pension costs and cash funding requirements could substantially increase in future years. Pursuant to the actuarial valuations that were performed, we were not required to make cash contributions to our pension plans in 2002, nor will we be required to do so in 2003. However, Duquesne Light has an obligation to contribute approximately $32.1 million to the pension plans over future years. (See Note 14.)

Income Taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we use the liability method in computing deferred taxes on all differences between book and tax bases of assets and liabilities. These book/tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. The deferred tax liability or asset is also adjusted in the period of enactment for the effect of changes in tax laws or rates.

We file a consolidated U.S. federal income tax return with our subsidiaries, all of whom participate in an intercompany tax sharing agreement which generally provides that taxable income for each subsidiary be calculated as if it filed a separate return.

For the electricity delivery business segment, we recognize a regulatory asset for deferred tax liabilities that are expected to be recovered through rates. The difference in the provision for deferred income taxes related to depreciation of electric plant in service and the amount that otherwise would be recorded under generally accepted accounting principles is deferred and included in regulatory assets on the consolidated balance sheets. (See Note 1.)

Contingent Liabilities. We establish reserves for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known, or circumstances change, that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management’s assumptions and estimates, advice of legal counsel, or other third parties regarding the probable outcomes of the matter. Should the ultimate outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be recognized. Such contingent liabilities for DQE include, but are not limited to, restructuring liabilities (see Note 4), income tax matters (see Note 10), and other commitments and contingencies (see Note 12).

DIVIDENDS

Once all dividends on our Preferred Stock, Series A (Convertible), $100 liquidation preference per share (DQE preferred stock), have been paid, dividends may be paid on our common stock as permitted by law and as declared by the board of directors. Since we are a holding company, substantially all of the assets shown on our consolidated balance sheets are held by our subsidiaries. Accordingly, our earnings and cash flow, and our ability to meet our obligations, are largely dependent upon the earnings and cash flows of such subsidiaries and the distribution or other payment of such earnings to us in the form of dividends, loans or advances, and repayment of loans and advances from us. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our securities or to make any funds available for such payments. Our subsidiaries’ ability to make dividend payments or other distributions to us may be restricted by their obligations to holders of their outstanding debt and preferred securities and to their creditors, the availability of earnings and the needs of their businesses.

As discussed above, Duquesne Light Company is our largest subsidiary. If Duquesne Light cannot pay common dividends, we may not be able to pay dividends on our common stock or DQE preferred stock. Payments of dividends on Duquesne Light’s common stock may be restricted by Duquesne Light’s obligations to holders of preferred and preference stock pursuant to Duquesne Light’s articles of incorporation and by obligations of a Duquesne Light subsidiary to holders of its securities. (See Note 16.) No dividends or distributions may be made on Duquesne Light’s common stock if Duquesne Light has not paid dividends or sinking fund obligations on its preferred or preference stock. Dividends on Duquesne Light stock may also be effectively limited by the terms of certain financing agreements. Further, the aggregate amount of Duquesne Light’s common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of total common shareholder’s equity to total capitalization is less than specified percentages.

We have continuously paid dividends on common stock since 1953. Our annual dividends per share, paid quarterly, were $1.51, $1.68 and $1.60 for the years 2002, 2001 and 2000, respectively. Most recently, in the first quarter of 2003 the board of directors declared a quarterly dividend of $0.25 per share (payable on April 1, 2003 to holders of record on March 10, 2003). The board regularly evaluates our dividend policy and sets the amount each quarter. The level of dividends will continue to be influenced by many factors such as, among other things, our earnings, financial condition and cash flows from subsidiaries, as well as general economic and competitive conditions. (See “Rate Matters.”)

LIQUIDITY AND CAPITAL RESOURCES

Except for the affordable housing investment guarantees discussed in Note 12, we have no material off-balance sheet arrangements. We are not involved in any commodity contract trading activities.

CAPITAL EXPENDITURES

Continuing Operations. In 2002, 2001 and 2000, we spent approximately $72.5 million, $59.1 million and $89.8 million for electric utility construction, and approximately $11.3 million, $61.3 million and $15.2 million on capital expenditures relating to our other business lines and other investments. We estimate that during 2003, 2004 and 2005 we will spend, excluding the allowance for funds used during construction, approximately $70 million for electric utility construction in each year, and $5 million, $3 million and $3 million for construction by our other businesses.

Discontinued Operations. In 2002, 2001 and 2000, we spent approximately $39.9 million, $39.5 million and $44.8 million for water utility construction. We estimate that during 2003 we will spend up to $45 million for water utility construction, which depends, in part, on the timing of the sale to Philadelphia Suburban Corporation (PSC).

ASSET DISPOSITIONS

Continuing Operations. On February 20, 2003, DQE Financial sold its limited partnership investment in one of the natural gas operating partnerships. Proceeds from the sale totaled $18.5 million, and resulted in an after-tax gain of $7.0 million.

In 2002 we sold a significant portion of our remaining affordable housing portfolio, receiving proceeds of approximately $17 million, which approximated book value. We received $1.3 million from the sale of securities and recognized an after-tax gain of $0.8 million. We received $1.3 million from the sale of a building and recognized an after-tax gain of $0.3 million. We also received $2.3 million for the sale of an electronic commerce investment, which approximated book value.

In the fourth quarter of 2001, we sold a portion of our affordable housing portfolio, receiving proceeds of approximately $34 million, which approximated book value. We also sold an office building, receiving proceeds of $18.5 million, which approximated book value.

In July 2001, the Allegheny County Airport Authority purchased the Pittsburgh International Airport energy facility from a DQE Enterprises subsidiary, and entered into a 15-year operations and maintenance agreement regarding the facility with DQE Energy Services. The transaction resulted in an after-tax gain of $8.4 million.

We sold our bottled water assets in May 2001. The sale resulted in an after-tax loss of approximately $15 million, of which $10.0 million had been recorded in December 2000. We also received $4.3 million for the sale of other non-strategic assets.

In 2000, Duquesne Light completed the sale of its generation assets for approximately $1.7 billion. We used approximately $665 million of these proceeds to repurchase approximately 16 million shares of common stock and 248,000 shares of preferred stock. We also received $262.8 million of proceeds from the sale of various non-strategic investments, including affordable housing and DQE Energy Services’ alternative fuel facilities. The alternative fuel transaction included a seven-year contract to operate several of the facilities. Also in 2000, Duquesne Light purchased the automated electronic meter-reading system, which had previously been leased.

Discontinued Operations.

On March 14, 2003, AquaSource entered into an agreement to sell its water and wastewater utility construction business to a related party for approximately $7 million before consideration of an earn-out provision. Of the total purchase price, $4 million is in the form of a personally guaranteed promissory note that bears interest at 3.5% per annum and shall be paid in full, including accrued but unpaid interest, on the second anniversary of the closing date. The balance of the purchase price is in the form of cash due at the closing date. Closing of the transaction is anticipated to take place on or near April 1, 2003 and is contingent on the buyer meeting certain obligations. The estimated worth of the earn-out provision is in the range from $0 to $1 million.

We sold various assets in 2002, including several wastewater facilities and real property and received proceeds of approximately $6 million which approximated book value. In addition, we entered into agreements to sell substantially all of AquaSource’s assets, as well as all of Pro Am’s propane distribution business. (See our more detailed discussion of these sales in Note 13.)

In 2001, we sold 50,000 shares of AquaSource Class A Common Stock to a third party in exchange for approximately $4 million of services. We also sold real property, receiving proceeds of $0.1 million, and acquired four water companies for approximately $0.9 million.

In 2000, AquaSource acquired 13 water and water-related companies for approximately $11.1 million. We also sold a water utility system, receiving proceeds of $23.9 million.

FINANCING

In September 2002, Duquesne Light converted approximately $98 million of variable rate debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

On August 5, 2002, we redeemed the following: (i) $10 million aggregate principal amount of Duquesne Light’s 8.20% first mortgage bonds due 2022 at a redemption price of 104.51% of the principal amount thereof, and (ii) $100 million aggregate principal amount of Duquesne Light’s 7 5/8% first mortgage bonds due 2023 at a redemption price of 103.9458% of the principal amount thereof.

On June 26, 2002 we issued 17,250,000 shares of common stock at $13.50 per share in an underwritten public offering. This issuance was made under our April 5, 2002, shelf registration statement for up to $500.0 million of various debt and equity securities. We received net proceeds, after payment of underwriters discounts and commissions and other expenses, of $223.4 million. We have used net proceeds to reduce approximately $171 million principal amount of outstanding long-term debt (as discussed above) and short-term debt, and have targeted the remaining net proceeds for general corporate purposes, including payment of a deposit to the IRS toward any adjustments in connection with the income tax matter discussed in Note 10.

On April 15, 2002, Duquesne Light issued $200 million of 6.7% first mortgage bonds due 2012. On April 30, 2002, Duquesne Light issued $100 million of 6.7% first mortgage bonds due 2032. In each case it used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

In January 2002, we refinanced $150 million of matured DQE Capital floating rate notes through the issuance of commercial paper, primarily at Duquesne Light, which loaned the proceeds to DQE. Cash generated from operations and equity offering proceeds was used to repay and retire this debt in full, leaving no outstanding balance at December 31, 2002.

LIQUIDITY

At December 31, 2002, we had a cash balance of $93.9 million.

In the first quarter of 2002, Moody’s Investor Service, Standard & Poor’s, and Fitch Ratings assessed our short and long-term credit profiles. The ratings reflect the agencies’ opinion of our overall financial strength. Ratings impact our ability to access capital markets for investment and capital requirements, as well as the relative costs related to such liquidity capability. In general, the agencies reduced our long-term credit ratings, although staying within the range considered to be investment grade. The agencies maintained the existing credit ratings for Duquesne Light’s short-term debt. However Moody’s and Fitch reduced DQE Capital’s short-term debt rating by one level, thereby restricting DQE Capital from accessing the commercial paper market. This ratings downgrade does not limit our ability to access our revolving credit facilities; it does, however, impact the cost of maintaining the credit facilities and the cost of any new debt. These ratings are not a recommendation to buy, sell or hold any securities of DQE or our subsidiaries, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.

We maintain two 364-day revolving credit agreements, one for $150 million at Duquesne Light and one for $140 million at DQE Capital. Both expire in October 2003. We guarantee DQE Capital’s revolving credit agreement obligations. At December 31, 2002, no borrowings were outstanding; however, we had $90.1 million in standby letters of credit, $66.3 million of which are backed by the revolving credit agreements, leaving $223.7 million available. These letters of credit relate primarily to DQE Financial.

Decreases in our credit ratings will result in an inverse change in the fees and interest rates charged under the facilities. Both revolving credit agreements are subject to cross-default if Duquesne Light defaults on any payment due under any indebtedness exceeding $50 million. In addition, the $140 million revolver is subject to cross-default if DQE Capital defaults on any payments due under any of its indebtedness exceeding $10 million.

Under our credit facilities, we are subject to financial covenants requiring each of DQE and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65.0%. In addition, DQE is required to maintain a minimum cash coverage ratio of 2-to-1. At December 31, 2002, we were in compliance with these covenants, having debt-to-total-capitalization ratios of approximately 61% at DQE and approximately 57% at Duquesne Light, and a cash coverage ratio of 2.3-to-1 at DQE.

None of our long-term debt is scheduled to mature before 2008.

We expect to make deposits of at least $80 million with the IRS in connection with the income tax matter discussed in Note 10. We expect to have sufficient liquidity to make these deposits using funds from such possible sources as cash on hand, AquaSource sale proceeds or our revolving credit agreements.

At December 31, 2002, we had no commercial paper borrowings outstanding, and $1.0 million of current debt maturities. During 2002, the maximum amount of bank loans and commercial paper borrowings outstanding at any date was $155 million, the amount of average daily borrowings was $45.8 million, and the weighted average daily interest rate was 2.34%.

At December 31, 2001, we had $151.0 million of current debt maturities and no commercial paper borrowings outstanding. During 2001, the maximum amount of bank loans and commercial paper borrowings outstanding at any date was $55.0 million, the amount of average daily borrowings was $22.7 million, and the weighted average daily interest rate was 4.79%.

At December 31, 2000, we had $88.5 million of current debt maturities and no commercial paper borrowings outstanding. During 2000, the maximum amount of bank loans and commercial paper borrowings outstanding at any date was $373.3 million, the amount of average daily borrowings was $34.4 million, and the weighted average daily interest rate was 6.1%.

CONTRACTUAL OBLIGATIONS

As of December 31, 2002, we have certain contractual obligations and commitments that extend beyond 2003, the principal amounts of which are set forth in the following tables:

Payments Due By Period

	(Millions of Dollars)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt (a)	$1,082.0	$—	$2.9	$3.3	$1,075.8
Notes Payable and Current Maturities (b)	1.0	1.0	—	—	—
Capital Lease Obligations	3.7	0.7	1.4	1.6	—
Operating Leases (c)	93.5	9.1	17.6	15.8	51.0

Total Contractual Cash Obligations	$1,180.2	$10.8	$21.9	$20.7	$1,126.8

(a)	Excludes $10.6 million related to discontinued operations.
(b)	Excludes $0.2 million related to discontinued operations.
(c)	Excludes $1.0 million related to discontinued operations.

Other Commitments

	(Millions of Dollars)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Revolving Credit Agreements (a)	$290.0	$290.0	$—	$—	$—
Standby Letters of Credit (a)	90.1	90.1	—	—	—
Surety Bonds (b)
Commercial	125.3	125.3	—	—	—
Contract	48.6	48.6	—	—	—
Guarantees (See Note 12)	71.5	—	—	—	71.5
Pension Funding Commitment	32.1	—	32.1	—	—
Warwick Mine Closure Obligations	30.0	3.4	5.5	4.2	16.9
Other Site Closure Obligations	7.4	0.8	1.3	0.9	4.4
Restructuring	13.1	8.9	3.0	1.2	—

Total Commitments (c)	$708.1	$567.1	$41.9	$6.3	$92.8

(a)	Revolving credit agreements and standby letters of credit are typically for a 364-day period and are renewed annually. (See Note 9.)
(b)	Surety bonds are renewed annually. Some of the commercial bonds cover regulatory and contractual obligations that exceed a one-year period.
(c)	Excludes items related to discontinued operations.

RATE MATTERS

COMPETITIVE TRANSITION CHARGE

Under Customer Choice, customers must choose to receive their electric energy from an alternative generation supplier or through our POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light transmission and distribution charges and the CTC (unless the CTC has already been collected for a customer’s rate class).

Duquesne Light has completed the CTC collection from most of its customers. As of December 31, 2002, the CTC balance has been fully collected for approximately 95% of customers, representing approximately 87% of the MWh sales for 2002. The transition costs, as reflected on the consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs was approximately $25 million ($15 million net of tax) at December 31, 2002, and approximately $142 million ($87 million net of tax) at December 31, 2001. Duquesne Light is allowed to earn an 11.0% pre-tax return on the net of tax CTC balance. A lower amount is shown on the consolidated balance sheets due to the accounting for unbilled revenues.

PROVIDER OF LAST RESORT

Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s supplier under POLR I and POLR II. As discussed in “Results of Operations” above, POLR II extends through December 31, 2004, and permits Duquesne Light a margin per MWh supplied based on the mix of rate classes, and number of customers, participating in POLR II. For 2002, the average margin was $4.77 per MWh. Except for this margin, POLR I and POLR II, in general, effectively transfer to Orion the financial risks and rewards associated with Duquesne Light’s provider-of-last-resort obligations. As of December 31, 2002, approximately 77% of Duquesne Light’s customers measured on a MWh basis received electricity through POLR I or POLR II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

There are certain safeguards in POLR I and POLR II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, Duquesne Light has various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. Duquesne Light holds an irrevocable $10 million letter of credit (that can be increased based on Orion’s investment ratings and net worth). Duquesne Light also remits the POLR customer payments 35 days after billing the customer. Duquesne Light has the right not to remit these payments in the event of an Orion default.

If Orion were to fail to deliver, Duquesne Light would be required to procure its POLR supply requirements in the energy markets. If market prices for energy were higher than the POLR rate at the time of default, Duquesne Light could potentially be acquiring energy for sale to POLR customers at a loss. If that were to happen and the contractual provisions with Orion were not sufficient to cover any loss, Duquesne Light would seek regulatory recovery of any additional loss. While the Customer Choice Act provides generally for POLR supply costs to be borne by customers, recent litigation suggests that it may not be clear whether Duquesne Light could pass any costs in excess of the existing PUC-approved POLR prices on to its customers. Additionally, Orion’s parent was downgraded by the rating agencies in 2002. To date, the downgrade has not affected Orion’s performance.

Duquesne Light is preparing POLR III, a rate plan and related generation supply plan intended to cover the period beginning in 2005. For our larger commercial and industrial customers (fewer than 1,000 customers but approximately 50% of the electricity consumption) the rate plan proposal is likely to include a market-based pilot program comprised of a choice between auction-based, fixed-price service and variable, real-time hourly price service. For our residential and small business customers, the proposal is likely to include a multi-year, fixed-price service option to offer protection from market volatility. We are evaluating, among other options, a contracting strategy for long-term POLR supply. Duquesne Light is actively engaged in discussions with potential suppliers in an effort to structure an arrangement with appropriate protections in the event of supplier default. Once the supply plan is finalized, Duquesne Light will submit POLR III for PUC approval. We expect to make the filing in mid-2003.

Duquesne Light retains the risk that customers will not pay for the POLR generation supply. However, a component of Duquesne Light’s delivery rate is designed to cover the cost of a normal level of uncollectible accounts. Duquesne Light’s goal is to mitigate such risks associated with POLR III and to enhance shareholder value through a continuing earnings stream from the core electric business.

RATE FREEZE

In connection with POLR II, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixed generation rates for retail POLR II customers, and continues the transmission and distribution rates for all customers at current levels through 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

REGIONAL TRANSMISSION ORGANIZATION

FERC Order No. 2000, as amended, calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations by September 2004. Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining a regional transmission organization as part of its pending POLR III proposal.

PUC PROCEEDINGS

On October 25, 2002, Duquesne Light petitioned the PUC to issue a declaratory order regarding a provision in its retail tariff that affected its largest industrial customer. Orion and Duquesne Light had interpreted the tariff differently. On February 6, 2003 the PUC issued an order, to be effective prospectively, affirming Orion’s interpretation. The effect of this order could increase the customer’s annual billings significantly. The ultimate impact will be influenced by operational changes the customer may make to reduce its energy costs. Duquesne Light is responsible for paying Orion the amount billed, and retains the risk of recovering any increased billings from the customer. This risk is not included in the “normal level” of uncollectible accounts described above.

DISCONTINUED OPERATIONS

In June 2000, AquaSource filed consolidated, statewide water and sewer rate change applications with the TCEQ and 17 municipalities. As previously reported, four municipalities denied or altered the rate increase, AquaSource appealed, and the parties have entered into a settlement agreement. The TCEQ entered its final order on September 17, 2002 approving the settlement agreement reached by all parties.

In March 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) to increase water and sewer rates for Utility Center, Inc., AquaSource’s largest regulated subsidiary. In the fourth quarter of 2002, the IURC issued a new rate order approving an 8% increase; however, AquaSource believes various technical amendments must be made before the order becomes effective. AquaSource remains engaged in discussions with the IURC regarding the technical amendments. Final resolution is anticipated in the second quarter of 2003.

In December 2002, AquaSource filed a rate increase petition in Sarasota County, Florida. No order is anticipated before the fourth quarter of 2003. The final rate outcomes in Indiana and Florida will cause purchase price adjustments under the sale agreement with PSC. (See Note 13.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $320.1 million, or 29.6%, of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10% increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.4 million, $1.1 million and $3.1 million for the years ended December 31, 2002, 2001 and 2000. A 10% reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $49.7 million and $40.6 million as of December 31, 2002 and 2001. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

See our Provider of Last Resort discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of market risk associated with our POLR obligation.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

To the Directors and Shareholders of DQE, Inc.:

We have audited the accompanying consolidated balance sheets of DQE, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of DQE, Inc.’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DQE, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, DQE, Inc. changed its method of accounting for goodwill and other intangible assets. Also, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, DQE, Inc. changed its method of accounting for unbilled revenues.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

January 30, 2003

(March 14, 2003 as to Note 21)

Consolidated Statements of Income

		(Millions of Dollars, Except Per Share Amounts) Year Ended December 31,
		2002	2001	2000
Operating Revenues	Electricity sales	$928.0	$1,032.9	$1,039.9
	Other	91.4	102.4	121.9

	Total Operating Revenues	1,019.4	1,135.3	1,161.8

Operating Expenses	Purchased power	428.1	414.3	347.9
	Other operating	197.9	201.2	256.2
	Maintenance	21.5	23.7	50.6
	Impairment of long-lived assets (Note 3)	30.2	67.3	—
	Restructuring (Note 4)	5.2	27.9	—
	Depreciation and amortization	180.5	342.2	323.4
	Taxes other than income taxes	63.8	55.6	61.3

	Total Operating Expenses	927.2	1,132.2	1,039.4

Operating Income	Operating Income	92.2	3.1	122.4

	Investment income	71.6	81.9	216.3
	Investment impairment (Note 3)	(33.7)	(61.7)	—

	Total Other Income	37.9	20.2	216.3
	Interest and Other Charges	83.5	103.4	122.5

	Income (Loss) from Continuing Operations Before Income Taxes	46.6	(80.1)	216.2
	Income Tax Expense (Benefit)	19.9	(35.6)	70.9

Income from Continuing Operations	Income (Loss) from Continuing Operations	26.7	(44.5)	145.3
	Loss from Discontinued Operations – Net (Note 13)	(127.6)	(108.9)	(7.2)

	Income (Loss) before Cumulative Effect of Change in Accounting Principle	(100.9)	(153.4)	138.1
	Cumulative Effect of Change in Accounting Principle – Net	(113.7)	—	15.5

Net Income	Net Income (Loss)	(214.6)	(153.4)	153.6
	Dividends on Preferred Stock	0.6	0.5	(0.8)

	Earnings (Loss) Available for Common Stock	$(215.2)	$(153.9)	$154.4

	Average Number of Common Shares Outstanding (Millions of Shares)	65.6	55.9	63.3

Earnings Per Share	Basic Earnings (Loss) Per Share of Common Stock:
	Earnings (Loss) from Continuing Operations	$0.40	$(0.80)	$2.30
	Loss from Discontinued Operations	$(1.95)	$(1.95)	$(0.11)
	Cumulative Effect of Change in Accounting Principle	$(1.73)	$—	$0.25

	Basic Earnings (Loss) Per Share of Common Stock	$(3.28)	$(2.75)	$2.44

	Diluted Earnings (Loss) Per Share of Common Stock:
	Earnings (Loss) from Continuing Operations	$0.40	$(0.80)	$2.26
	Loss from Discontinued Operations	$(1.95)	$(1.95)	$(0.11)
	Cumulative Effect of Change in Accounting Principle	$(1.73)	$—	$0.24

	Diluted Earnings (Loss) Per Share of Common Stock	$(3.28)	$(2.75)	$2.39

Dividends Declared	Dividends Declared Per Share of Common Stock	$1.34	$1.68	$1.62

See notes to consolidated financial statements.

Consolidated Balance Sheets

		(Millions of Dollars)
		As of December 31,
		2002	2001
Assets	Current Assets:
	Cash and temporary cash investments	$93.9	$7.2

	Receivables:
	Electric customers	80.4	96.8
	Unbilled electric customers	31.9	36.9
	Other electric utilities	2.1	3.2
	Other	27.2	38.2
	Less: Allowance for uncollectible accounts	(7.7)	(6.3)

	Total Receivables – Net	133.9	168.8

	Materials and supplies (at average cost)	19.0	22.2
	Income taxes	—	66.8
	Other	36.8	21.7
	Discontinued operations	190.7	108.3

	Total Current Assets	474.3	395.0

	Long-Term Investments:
	Leases	495.1	470.9
	Gas rights and reserves	55.0	55.8
	Affordable housing	3.2	22.0
	Available-for-sale securities	2.0	13.1
	Other	18.2	66.4

	Total Long-Term Investments	573.5	628.2

	Property, Plant and Equipment:
	Electric plant in service	1,947.1	1,913.4
	Construction work in progress – electric	61.6	48.7
	Other	91.4	112.8

	Gross property plant and equipment	2,100.1	2,074.9
	Less: Accumulated depreciation and amortization	(674.6)	(643.4)

	Total Property, Plant and Equipment – Net	1,425.5	1,431.5

	Other Non-Current Assets:
	Regulatory assets	280.3	267.2
	Transition costs	24.1	134.3
	Prepaid pension cost	16.9	9.8
	Other	16.7	15.4
	Discontinued operations	—	354.3

	Total Other Non-Current Assets	338.0	781.0

	Total Assets	$2,811.3	$3,235.7

See notes to consolidated financial statements.

Consolidated Balance Sheets

		(Millions of Dollars) As of December 31,
		2002	2001
Liabilities and	Current Liabilities:
Capitalization	Current debt maturities	$1.0	$151.0
	Accounts payable	113.2	105.7
	Accrued liabilities	60.5	51.2
	Dividends declared	21.1	26.2
	Other	13.2	36.4
	Discontinued operations	54.9	27.6

	Total Current Liabilities	263.9	398.1

	Non-Current Liabilities:
	Deferred income taxes – net	610.3	598.9
	Deferred income	12.8	103.5
	Pension liability	47.4	58.2
	Other post-retirement benefits	34.8	33.4
	Warwick Mine liability	30.0	35.0
	Other	34.3	46.6
	Discontinued operations	—	33.4

	Total Non-Current Liabilities	769.6	909.0

	Commitments and contingencies (Note 12)
	Capitalization:
	Long-Term Debt	1,082.0	1,184.5

	DLC Obligated Mandatorily Redeemable Preferred Securities	150.0	150.0

	Preferred and Preference Stock (aggregate involuntary liquidation value of $102.8 and $98.2):
	DQE preferred stock	22.4	16.4
	Preferred stock of subsidiaries	61.6	61.6
	Preference stock of subsidiaries	18.4	19.8

	Total preferred and preference stock before deferred employee stock ownership plan (ESOP) benefit	102.4	97.8

	Deferred ESOP benefit	(9.2)	(12.2)

	Total Preferred and Preference Stock	93.2	85.6

	Common Shareholders’ Equity:
	Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 and 109,679,154 shares)	1,219.1	994.8
	Retained earnings	452.9	759.7
	Treasury stock (at cost) (52,584,174 and 53,770,877 shares)	(1,219.1)	(1,246.7)
	Accumulated other comprehensive income	(0.3)	0.7

	Total Common Shareholders’ Equity	452.6	508.5

	Total Capitalization	1,777.8	1,928.6

	Total Liabilities and Capitalization	$2,811.3	$3,235.7

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

		(Millions of Dollars)
		Year Ended December 31,
		2002	2001	2000
Cash Flows From	Net income (loss)	$(214.6)	$(153.4)	$153.6
Operating Activities	Principal non-cash charges (credits) to net income:
	Depreciation and amortization	180.5	342.2	323.4
	Asset and investment impairments	63.9	129.0	—
	Capital lease and investment amortization	5.9	45.9	35.9
	Restructuring	5.2	27.9	—
	Cumulative effect of a change in accounting principle – net	113.7	—	(15.5)
	Investment income	(24.9)	(28.3)	(33.0)
	Gain on disposition of investments	(0.8)	(11.0)	(64.6)
	Deferred taxes	(30.6)	(85.6)	(109.0)
	Changes in working capital other than cash (Note 18)	59.5	(79.8)	91.9
	Other	(40.8)	(45.4)	(39.8)

	Net Cash provided from (used in) operating activities of:
	Continuing operations	117.0	141.5	342.9
	Discontinued operations	142.1	77.9	(35.7)

	Net Cash Provided from Operating Activities	259.1	219.4	307.2

Cash Flows From Investing Activities	Proceeds from sale of investments, net of federal income tax payments of $0.3, $6.6 and $52.8	21.9	93.0	210.0
	Proceeds from sale of generation assets, net of a federal income tax payment of $157.4	—	—	1,547.6
	Other acquisitions	—	—	(32.0)
	Divestiture costs	—	—	(78.8)
	Long-term investments	(5.4)	(6.8)	(84.2)
	Capital expenditures	(83.8)	(120.4)	(105.0)
	Other	5.5	1.1	(11.3)

	Net Cash Provided From (used In) Investing Activities	(61.8)	(33.1)	1,446.3

Cash Flows From	Issuance of debt	300.0	—	149.7
Financing Activities	Reductions of long-term debt	(553.0)	(87.9)	(814.2)
	Reduction of commercial paper	—	—	(342.8)
	Issuance of common stock	223.4	—	—
	Dividends on common and preferred stock	(74.1)	(94.6)	(99.6)
	Repurchase of common and preferred stock	—	(0.3)	(665.4)
	Other	(6.9)	(4.7)	(23.5)

	Net Cash Used in Financing Activities	(110.6)	(187.5)	(1,795.8)

	Net increase (decrease) in cash	86.7	(1.2)	(42.3)
	Cash, beginning of period	7.2	8.4	50.7

	Cash and temporary cash investments at end of year	$93.9	$7.2	$8.4

	Supplemental Cash Flow Information

Cash Paid During	Interest (net of amount capitalized)	$67.0	$109.8	$109.9
The Year	Income taxes paid (refunded)	$(45.4)	$27.6	$162.7

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	(Millions of Dollars)
	Year Ended December 31,
	2002	2001	2000
Net Income (Loss)	$(214.6)	$(153.4)	$153.6
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year, net of tax of $(0.5), $(15.0), and $14.3	(1.0)	(27.8)	26.6
Reclassification adjustment for holding loss, net of tax	0.7	—	—

Comprehensive Income (Loss)	$(214.9)	$(181.2)	$180.2

See notes to consolidated financial statements.

Consolidated Statements of Retained Earnings

	(Millions of Dollars)
	Year Ended December 31,
	2002	2001	2000
Balance at beginning of year	$759.7	$1,007.7	$953.7
Net income (loss)	(214.6)	(153.4)	153.6
Dividends declared	(92.2)	(94.6)	(99.6)

Balance at end of year	$452.9	$759.7	$1,007.7

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

CONSOLIDATION

DQE, Inc. is an energy services holding company. Our subsidiaries include those discussed below.

The consolidated financial statements include the accounts of DQE and our wholly and majority owned subsidiaries. The equity method of accounting is used when we have a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany balances and transactions have been eliminated in the consolidation.

Continuing Operations

Duquesne Light Company, our largest subsidiary, is an electric utility engaged in the transmission and distribution of electric energy.

DQE Energy Services, LLC is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and alternative fuel facilities.

DQE Communications, Inc. owns, operates and maintains a high-speed, fiber optic based transmission network, and leases dark fiber from the network to commercial, industrial and academic customers.

DQE Financial Corp. owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

DQE Enterprises, Inc. manages our remaining electronic commerce and energy technologies investment portfolios.

Duquesne Power, Inc., formed to explore various alternative generation supply options, is currently inactive.

DQE Capital Corporation and Cherrington Insurance, Ltd. provide financial and insurance services for DQE and various affiliates.

Discontinued Operations

AquaSource, Inc. is a water resource management company. During 2002, we entered into agreements to sell substantially all of AquaSource’s assets. AquaSource is now reported as a discontinued operation. (See Note 13.)

We sold the propane distribution business of our subsidiary, Pro Am, Inc., in December 2002. Pro Am is now reported as a discontinued operation. (See Note 13.)

BASIS OF ACCOUNTING

DQE and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light’s electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters. Additionally, AquaSource’s water utility operations are regulated by various authorities within the states where they operate as to rates, accounting and other matters.

As a result of our PUC-approved restructuring plan in 1998, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Pursuant to the PUC’s final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs was adjusted by the receipt of $1.7 billion of generation asset sale proceeds during the second quarter of 2000. During 2000, we incurred $78.8 million of costs related to the sale of our generation assets that were deferred as divestiture related costs. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note 2.) These regulatory assets as of December 31, 2002 and 2001 consist of regulatory tax receivables of $222.9 million and $225.6 million, unamortized debt costs of $41.6 million and $28.9 million, and deferred employee and other costs of $15.8 million and $12.7 million. These assets are currently being recovered over a period of approximately 28 years and are not earning a rate of return.

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

CUSTOMER CONCENTRATIONS

Duquesne Light’s electric utility operations provide service to approximately 587,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

DQE Energy Services relies on a single alternative fuel facility customer for a significant portion of its revenues.

REVENUES FROM UTILITY SALES

Duquesne Light’s meters are read monthly, and electric utility customers are billed on the same basis. On January 1, 2000, Duquesne Light adopted the policy of recording unbilled customer revenues to better reflect the revenues generated from the amount of energy supplied and delivered to electric utility customers in a given accounting period. Previously, revenues from electric utility customers were recorded in the accounting period for which they were billed. Revenues recorded now reflect actual customer usage in an accounting period, regardless of when billed. The effect of this policy is reflected on the income statement, net of tax and associated expenses, as a $15.5 million cumulative effect of a change in accounting principle in 2000.

Electricity sales revenue includes related gross receipts taxes that are collected from ratepayers and remitted to the appropriate taxing agency. These taxes are recorded in a taxes payable account at the time of sale and as an expense in taxes other than income taxes. The payable is relieved when payment is made to the appropriate taxing agency. The gross receipts taxes were approximately $40 million, $56 million, and $53 million in 2002, 2001 and 2000.

OTHER OPERATING REVENUES AND OTHER INCOME

Other operating revenues include non-megawatt-hour (MWh) electric utility revenues, and revenues from our other business lines’ operating activities.

SFAS No. 13, “Accounting for Leases,” allows for the recognition of lease transactions as sales-type leases if certain criteria are met. DQE Communications, a telecommunications subsidiary, recorded no such transactions that met the criteria of SFAS No. 13 in 2002. In 2001, three transactions resulted in the recognition of approximately $11.0 million of revenues and $5.1 million of net income. In 2000, two transactions resulted in the recognition of approximately $8.5 million of revenues and $4.9 million of net income.

Investment income primarily is made up of income from long-term investments, and gains or losses from the disposition of certain assets.

DEPRECIATION AND AMORTIZATION

Depreciation expense of $67.9 million, $70.5 million, and $70.7 million was recorded in 2002, 2001 and 2000. Depreciation of property, plant and equipment is recorded on a straight- line basis over the estimated remaining useful lives of properties, which is approximately 29 years for both the transmission and distribution portions of electric plant in service. Amortization of gas rights and reserve investments and depreciation of related property are on a units of production method over the total estimated gas reserves. Amortization of interests in affordable housing partnerships is based upon a method that approximates the equity method; amortization of certain other leases is on the basis of benefits recorded over the lives of the investments. Amortization of transition costs represents the difference between CTC revenues billed to customers (net of gross receipts tax) and the allowed 11% pre-tax return on our unrecovered net of tax transition cost balance.

EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, DQE preferred stock and stock options, unless a net loss from continuing operations occurs as the inclusion of these shares would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted earnings per share for 2002, 2001 and 2000.

Diluted Earnings Per Share for the Year Ended December 31,

	(Millions of Dollars)
	2002	2001	2000
Income (loss) from continuing operations	$26.7	$(44.5)	$145.3
Less: Preferred Dividends	0.6	0.5	(0.8)

Earnings (loss) from continuing operations for common stock	26.1	(45.0)	146.1
Dilutive effect of:
ESOP dividends	—	—	1.6
Preferred stock dividends	—	—	(0.8)

Diluted Earnings (Loss) from Continuing Operations for Common Stock	$26.1	$(45.0)	$146.9

	(Millions of Shares)
	2002	2001	2000
Basic average shares	65.6	55.9	63.3

Dilutive effect of:
ESOP shares	—	—	0.9
DQE preferred stock	—	—	0.8
Stock options	0.1	—	0.1

Diluted average shares	65.7	55.9	65.1

Diluted Earnings (Loss) Per Share from Continuing Operations	$0.40	$(0.80)	$2.26

Note: In 2002, the incremental shares from assumed conversions of ESOP shares and DQE preferred stock are not included in computing diluted per-share amounts because they are anti-dilutive. Also, in 2002, 1.8 million options are not included because the exercise prices of these options exceed the average stock price. In 2001, the incremental shares from assumed conversions are not included in computing diluted per-share amounts for the loss for common, because income (loss) from continuing operations was a loss, not income.

TEMPORARY CASH INVESTMENTS

Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at cost, which approximates market. We consider temporary cash investments to be cash equivalents.

RECEIVABLES

Receivables on the balance sheets are comprised of outstanding billings for electric customers and other utilities, amounts related to unbilled revenues and the outstanding billings of our other business lines.

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

Substantially all of the electric utility properties are subject to the lien of Duquesne Light’s first mortgage indenture.

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

INCOME TAXES

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we use the liability method in computing deferred taxes on all differences between book and tax bases of assets and liabilities. These book/tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. The deferred tax liability or asset is also adjusted in the period of enactment for the effect of changes in tax laws or rates.

We file a consolidated U.S. federal income tax return with our subsidiaries, all of whom participate in an intercompany tax sharing agreement which generally provides that taxable income for each subsidiary be calculated as if it filed a separate return.

For the electricity delivery business segment, we recognize a regulatory asset for deferred tax liabilities that are expected to be recovered through rates. The difference in the provision for deferred income taxes related to depreciation of electric plant in service and the amount that otherwise would be recorded under generally accepted accounting principles is deferred and included in regulatory assets on the consolidated balance sheets.

PENSION AND OTHER POSTRETIREMENT BENEFITS

See Note 14 for a discussion of the accounting for our pension and other postretirement benefits.

CONTINGENT LIABILITIES

We establish reserves for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known, or circumstances change, that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management’s assumptions and estimates, advice of legal counsel, or other third parties regarding probable outcomes of the matter. Should the ultimate outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be recognized. Such contingent liabilities for DQE include, but are not limited to, restructuring liabilities (see Note 4), income tax matters (see Note 10), and other commitments and contingencies (see Note 12).

DERIVATIVES

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Neither the initial adoption nor the continued application of this SFAS has had a significant effect on our financial statements.

RECLASSIFICATION

The 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets. This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but, instead, be tested at least annually for impairment, and more frequently if certain indicators appear. We adopted this standard effective January 1, 2002, and accordingly ceased amortization of goodwill, our only intangible asset with an indefinite useful life. Our goodwill related to both AquaSource and Pro Am.

We had independent valuations performed on both of these reporting units in order to determine their fair values as of January 1, 2002. These valuations determined the implied fair values of each of the reporting units using a discounted cash flow analysis and public company trading multiples. These valuations indicated that the fair values of both reporting units were less than their carrying values, an indication of impairment. We then assessed the fair value of the tangible assets and liabilities of each of these reporting units, and determined that substantially all of the goodwill related to the water distribution reporting unit and a portion of the goodwill related to the propane delivery reporting unit was impaired as of January 1, 2002. Accordingly, we recognized a $113.7 million charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the impairment of goodwill, consisting of $103.0 million related to water distribution and $10.7 million related to propane delivery. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge.

The following table reconciles the prior year’s reported net income/loss and earnings/loss per share, adjusted to exclude goodwill amortization expense that is no longer recorded under the provisions of SFAS No. 142.

	(Millions of Dollars, Except Per Share Amounts) Year Ended December 31,
	2002	2001	2000
Reported net income (loss)	$(214.6)	$(153.4)	$153.6
Goodwill amortization – water distribution	—	4.4	4.6
Goodwill amortization – propane delivery	—	1.2	1.1

Proforma net income (loss)	$(214.6)	$(147.8)	$159.3

Basic earnings (loss) per share:
Reported	$(3.28)	$(2.75)	$2.44
Proforma	$(3.28)	$(2.65)	$2.53

Diluted earnings (loss) per share:
Reported	$(3.28)	$(2.75)	$2.39
Proforma	$(3.28)	$(2.65)	$2.48

Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. We do not believe that the adoption of SFAS No. 143 will have a significant impact on our financial statements.

Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the time of the commitment to a disposal or exit plan. This statement also establishes that the initial measurement of the liability should be at fair market value. This statement is effective for exit or disposal activities initiated after December 31, 2002. Initial adoption of this statement should have no impact on our financial statements, but SFAS No. 146 may affect the accounting treatment of any future disposal or exit activities.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition for companies that voluntarily adopt the fair value based method of accounting for stock-based employee compensation. This standard also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” by requiring prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and prescribing a specific tabular format to show the effect of the method used on reported results. The annual disclosure provisions are effective for fiscal years ending after December 15, 2002. Interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002.

We continue to account for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of DQE common stock at the date of the grant over the amount any employee must pay to acquire the stock. The following table illustrates the effect on reported income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123.

	(Millions of Dollars, Except Per Share Amounts) Year Ended December 31,
	2002	2001	2000
Reported net income (loss)	$(214.6)	$(153.4)	$153.6
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.6	—	—
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(1.2)	(0.3)	(0.4)

Proforma net income (loss)	$(215.2)	$(153.7)	$153.2

Basic earnings (loss) per share:
Reported	$(3.28)	$2.75	$2.44
Proforma	$(3.29)	$(2.76)	$2.43

Diluted earnings (loss) per share:
Reported	$(3.28)	$(2.75)	$2.39
Proforma	$(3.28)	$(2.76)	$2.38

Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which requires that upon issuance of certain types of guarantees, the guarantor must recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent’s guarantee of its subsidiaries’ debt to a third party.

In the normal course of business, we and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.

FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim and annual periods ending after December 15, 2002. (See Note 12.)

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of variable interest entities (VIE’s) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. FIN 46 applies immediately to VIE’s created after January 31, 2003 and to VIE’s in which an enterprise obtains an interest after January 31, 2003. For VIE’s created earlier, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. Several of our subsidiaries are investors in entities, such as affordable housing partnerships, service agreements and structured lease transactions, which may be considered VIE’s. We do not believe that the adoption of FIN 46 will have a material impact on our consolidated financial position, earnings or cash flows.

Other

On January 1, 2002, we adopted SFAS No. 141, “Business Combinations,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impact of which was not significant to our financial statements.

2. RATE MATTERS

COMPETITIVE TRANSITION CHARGE

Under Customer Choice, customers must choose to receive their electric energy from an alternative generation supplier or through our POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light transmission and distribution charges and the CTC (unless the CTC has already been collected for a customer’s rate class).

Duquesne Light has completed the CTC collection from most of its customers. As of December 31, 2002, the CTC balance has been fully collected for approximately 95% of customers, representing approximately 87% of the MWh sales for 2002. The transition costs, as reflected on the consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs was approximately $25 million ($15 million net of tax) at December 31, 2002, and approximately $142 million ($87 million net of tax) at December 31, 2001. Duquesne Light is allowed to earn an 11.0% pre-tax return on the net of tax CTC balance. A lower amount is shown on the consolidated balance sheets due to the accounting for unbilled revenues.

PROVIDER OF LAST RESORT

Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s supplier under POLR I and POLR II. POLR II extends through December 31, 2004 and permits Duquesne Light a margin per MWh supplied based on the mix of rate classes, and number of customers, participating in POLR II. For 2002, the average margin was $4.77 per MWh. Except for this margin, POLR I and POLR II, in general, effectively transfer to Orion the financial risks and rewards associated with Duquesne Light’s provider-of-last-resort obligations. As of December 31, 2002, approximately 77% of Duquesne Light’s customers, measured on a MWh basis, received electricity through POLR I or POLR II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

There are certain safeguards in POLR I and POLR II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, Duquesne Light has various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. Duquesne Light holds an irrevocable $10 million letter of credit (that can be increased based on Orion’s investment ratings and net worth). Duquesne Light also remits the POLR customer payments 35 days after billing the customer. Duquesne Light has the right not to remit these payments in the event of an Orion default.

If Orion were to fail to deliver, Duquesne Light would be required to procure its POLR supply requirements in the energy markets. If market prices for energy were higher than the POLR rate at the time of default, Duquesne Light could potentially be acquiring energy for sale to POLR customers at a loss. If that were to happen and the contractual provisions with Orion were not sufficient to cover any loss, Duquesne Light would seek regulatory recovery of any additional loss. While the Customer Choice Act provides generally for POLR supply costs to be borne by customers, recent litigation suggests that it may not be clear whether Duquesne Light could pass any costs in excess of the existing PUC-approved POLR prices on to its customers. Additionally, Orion’s parent was downgraded by the rating agencies in 2002. To date, the downgrade has not affected Orion’s performance.

Duquesne Light retains the risk that customers will not pay for the POLR generation supply. However, a component of Duquesne Light’s delivery rate is designed to cover the cost of a normal level of uncollectible accounts.

RATE FREEZE

In connection with POLR II, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixed generation rates for retail POLR II customers, and continues the transmission and distribution rates for all customers at current levels through 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

DISCONTINUED OPERATIONS

In June 2000, AquaSource filed consolidated, statewide water and sewer rate change applications with the Texas Commission on Environmental Quality (TCEQ) and 17 municipalities. As previously reported, four municipalities denied or altered the rate increase, AquaSource appealed, and the parties have entered into a settlement agreement. The TCEQ entered its final order on September 17, 2002, approving the settlement agreement reached by all parties.

In March 2001, AquaSource also filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) to increase water and sewer rates for Utility Center, Inc., AquaSource’s largest regulated subsidiary. In the fourth quarter of 2002, the IURC issued a new order approving an 8% increase; however, AquaSource believes various technical amendments must be made before the order becomes effective. AquaSource remains engaged in discussions with the IURC regarding these technical amendments.

In December 2002, AquaSource filed a rate increase petition in Sarasota County, Florida. No order is anticipated before the fourth quarter of 2003. The final rate outcomes in Indiana and Florida will cause purchase price adjustments under the sale agreement with Philadelphia Suburban Corporation (PSC). (See Note 13.)

3. IMPAIRMENT CHARGES

DQE FINANCIAL

Fresh Kills. GSF Energy, L.L.C. (GSF), a DQE Financial subsidiary, has a 20 year concession agreement for the gas rights to New York City’s Fresh Kills landfill. GSF also maintains an investment in a gas processing facility at the landfill and was constructing additional processing capacity when the World Trade Center tragedy occurred. The debris from the World Trade Center was transported to the Fresh Kills landfill and currently rests on top of the landfill’s largest hill. During 2002, GSF realized reductions in available gas due to the continued effects of the World Trade Center debris as well as other actions taken by the New York City Department of Sanitation resulting in further damage to its gas collection system. As a result, on January 16, 2003, GSF initiated litigation against the City of New York acting by and through its Department of Sanitation in the United States District Court for the Southern District of New York. Concurrently, GSF tendered notice of its intent to surrender the concession agreement in 180 days as permitted by the concession agreement.

The complaint seeks rescission of the concession agreement and related relief and seeks an injunction to prevent the Department of Sanitation from taking any action to declare an event of default under the concession agreement, accelerate payment under a promissory note or draw on letters of credit supporting GSF’s obligations thereunder. On that same date, GSF filed a notice of claim with the New York City Comptroller seeking monetary relief as an alternative to its rescission and other claims set forth in the complaint. The 180 day surrender period has been extended until September 13, 2003 on a consent as part of the parties’ effort to determine whether the litigation can be settled.

DQE Financial (the Financial business segment) recorded a fourth quarter $30.2 million pre-tax, or $19.7 million after-tax, asset impairment charge relating to the Fresh Kills landfill gas site. Based on reduced gas flows experienced at the site and the actions taken to abandon the gas rights, management has determined that the Fresh Kills investment is now fully impaired, and has recognized a charge to write its investment in the gas rights and long-lived assets to zero as of December 31, 2002.

During 2001, the excess weight from the World Trade Center debris caused damage to the gas collection system as well as reduced gas flows at the Fresh Kills site. Also, additional security at the site caused construction delays, and it was determined that the Fresh Kills investment was partially impaired. DQE Financial also recognized a charge due to asset abandonment or impairment at three other landfill gas sites. These asset impairments resulted in a $67.3 million pre-tax, or $43.7 million after-tax impairment charge.

We determined the value of the DQE Financial impairments by projecting the undiscounted future cash flows generated by the specific assets over the assets’ expected lives. To the extent that the undiscounted future cash flows did not exceed the book carrying value of the assets, the future cash flows were discounted back at our cost of borrowing to determine the carrying value of the assets. The impairment charges recorded are the difference between the previous book carrying values and the carrying value determined by this process.

Other. DQE Financial maintains a limited partnership investment in a waste-to-energy facility. In 2002, Moody’s Investor Service downgraded the credit rating of the general partner’s parent, who also guaranteed the partnership’s obligations. This credit condition led to an event of default under the partnership’s service agreement to operate the underlying waste-to-energy facility for a local authority. On

April 1, 2002, the general partner, its parent and the partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The local authority issued a notice to terminate the service agreement; however, the termination has been suspended under the automatic stay protection afforded the partnership by the bankruptcy filing.

The partnership group, including DQE Financial, is negotiating with the local authority to restructure the service agreement. The local authority’s restructuring proposal, made in December 2002, would not allow DQE Financial to recover its investment in this project. The Second Circuit Court has issued a stay of the authority’s efforts to terminate the services agreement pending its decision as to whether the partnership should be able to seek relief from the bankruptcy court. Management determined that the investment has been fully impaired. This investment impairment resulted in a pre-tax charge of $15.6 million, or $10.1 million after-tax in 2002. There is no remaining book value.

DQE ENTERPRISES

In 2001, we formalized plans to monetize our DQE Enterprises investments as opportunities presented themselves. This business is not consistent with our focus on our core regulated utility businesses, and opportunities related to these investments have not developed as expected due to market conditions.

During 2002, Enterprises wrote down three investments in publicly traded applied technology businesses to their quoted market value as of the balance sheet date, and recognized the associated pre-tax impairment charge of $10.9 million. This charge reflects an other-than-temporary decline in the market value of the underlying securities. Enterprises also recorded a $7.2 million pre-tax impairment charge for the write-off of five investments in privately held entities, two of which have filed for protection under Chapter 7 of the U.S. Bankruptcy Code. No tax benefit was recorded relating to these impairment charges.

During 2001, Enterprises sold two investments and recognized an impairment charge to write off all or parts of 11 other investments, resulting in a pre-tax charge of $61.7 million, or $36.1 million after-tax.

We determined the value of the impairment of each of the privately held investments by analyzing their business prospects. This analysis included an evaluation of the business’ cash on-hand, its fundraising abilities, its number of customers and contracts, and its overall ability to continue as a going concern. In addition, we obtained an independent external valuation for certain of the businesses.

4. RESTRUCTURING CHARGES

During the fourth quarter of 2001, we recorded a pre-tax restructuring charge of $27.9 million related to (1) the consolidation and reduction of certain administrative and back-office functions through an involuntary termination plan; (2) the abandonment of certain office facilities; and (3) the write-off of certain leasehold-improvements related to those office facilities. Approximately 170 employees were terminated in connection with this restructuring.

During the fourth quarter of 2002, we recorded a pre-tax restructuring charge of $4.2 million related to further consolidation and centralization of certain administrative functions. The 2002 restructuring charge primarily includes severance costs for 18 executive, management, professional and administrative personnel, 16 of which were terminated in 2002.

In 2002, we increased our restructuring liability and restructuring expense by approximately $1.0 million for revisions to our 2001 restructuring plan. Approximately $1.2 million of this increase was due to revised estimates of certain severance-related benefits to be paid. Offsetting this increase was a decrease to the 2001 restructuring liability of $0.2 million resulting from a partial lease termination at one of our former office facilities.

The following table summarizes the restructuring activities for both the 2001 and 2002 restructuring plans for the two year period ended December 31, 2002.

Restructuring Liability

	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Beginning Balance, November 30, 2001(1)	$18.1	$9.8	$27.9
Payments in 2001	(4.2)	(2.0)	(6.2)

Balance, December 31, 2001(1)	13.9	7.8	21.7
Restructuring charge 2002	4.9	—	4.9
Adjustments to 2001	1.2	(0.2)	1.0
Payments on 2002	(0.3)	—	(0.3)
Payments on 2001	(11.4)	(2.8)	(14.2)

Balance, December 31, 2002(1)	$8.3	$4.8	$13.1

(1) Excludes $2.9 million, $2.8 million and $2.3 million of restructuring liabilities at November 30, 2001, December 31, 2001 and December 31, 2002 that are included in discontinued operations.

The combined remaining restructuring liability at December 31, 2002 was $13.1 million and is included in other liabilities on the consolidated balance sheets. We believe that the remaining provision is adequate to complete the restructuring plan. We expect that the remaining restructuring liability will be paid on a monthly basis throughout 2006.

5. EQUITY

On June 26, 2002 we issued 17,250,000 shares of common stock at $13.50 per share in an underwritten public offering. We received net proceeds, after payment of underwriters discounts and commissions and other expenses, of $223.4 million.

Changes in the Number of Shares of DQE Common Stock Outstanding as of December 31,

	(Millions of Shares)
	2002	2001	2000
January 1	55.9	55.9	71.8
Issuances	18.4	—	0.3
Repurchases	—	—	(16.2)

December 31	74.3	55.9	55.9

We have continuously paid dividends on common stock since 1953. Our annual dividends paid per share were $1.51, $1.68 and $1.60 in 2002, 2001 and 2000. The quarterly dividend declared in the fourth quarter, payable January 1, 2003, was $0.25 per share. During 2002, we paid a quarterly dividend of $0.42 per share on January 1, April 1 and July 1 and $0.25 per share on October 1. During 2001, we paid a quarterly dividend of $0.42 per share on January 1, April 1, July 1 and October 1. During 2000, we paid a quarterly dividend of $0.40 per share on January 1, April 1, July 1 and October 1.

Once all dividends on DQE preferred stock have been paid, dividends may be paid on our common stock as permitted by law and as declared by the board of directors. Since we are a holding company, substantially all of the assets shown on our consolidated balance sheets are held by our subsidiaries. Accordingly, our earnings and cash flow, and our ability to meet our obligations, are largely dependent upon the earnings and cash flows of such subsidiaries and the distribution or other payment of such earnings to us in the form of dividends, loans or advances, and repayment of loans and advances from us. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our securities or to make any funds available for such payments. Our subsidiaries’ ability to make dividend payments or other distributions to us may be restricted by their obligations to holders of their outstanding debt and preferred securities and to their creditors, the availability of earnings and the needs of their businesses.

As discussed above, Duquesne Light Company is our largest subsidiary. If Duquesne Light cannot pay common dividends, we may not be able to pay dividends on our common stock or DQE preferred stock. Payments of dividends on Duquesne Light’s common stock may be restricted by Duquesne Light’s obligations to holders of its preferred and preference stock, pursuant to Duquesne Light’s Restated Articles of Incorporation, and by obligations of a Duquesne Light subsidiary to holders of its preferred securities. No dividends or distributions may be made on Duquesne Light’s common stock if Duquesne Light has not paid dividends or sinking fund obligations on its preferred or preference stock. Dividends on Duquesne Light stock may also be effectively limited by the terms of certain financing agreements. Further, the aggregate amount of Duquesne Light’s common stock dividend payments or distributions may not exceed certain percentages of net income, if the ratio of total common shareholder’s equity to total capitalization is less than specified percentages. No part of the retained earnings of DQE was restricted at December 31, 2002.

During 2002, we paid total dividends of $90.2 million, and of this amount, $16.1 million was satisfied through the issuance of approximately 926,000 shares of treasury stock for those shareholders who participated in our Dividend Reinvestment and Direct Stock Purchase Plan. Prior to December 2001, we purchased common stock shares on the open market for those shareholders who participated in this program.

Also during 2002, we issued approximately 236,000 shares of treasury stock for purchases made by shareholders under our Dividend Reinvestment and Direct Stock Purchase Plan.

Accumulated other comprehensive income consists of unrealized losses on available for sale investments.

6. ACQUISITIONS AND DISPOSITIONS

Continuing Operations. In 2002 we sold a significant portion of our remaining affordable housing portfolio, receiving proceeds of approximately $17 million, which approximated book value. We received $1.3 million from the sale of securities and recognized an after-tax gain of $0.8 million. We received $1.3 million from the sale of a building and recognized an after-tax gain of $0.3 million. We also received $3.4 million for the sale of an electronic commerce investment, which approximated book value.

We sold our bottled water assets in May 2001. The sale resulted in an after-tax loss of $15.0 million, of which $10.0 million had been recorded in December 2000.

In July 2001, the Allegheny County Airport Authority purchased the Pittsburgh International Airport energy facility from a DQE Enterprises subsidiary, and entered into a 15-year operations and maintenance agreement regarding the facility with DQE Energy Services. The transaction resulted in an approximate $8.4 million after-tax gain.

In total, we received approximately $47 million in proceeds for these two dispositions and other non-strategic investments in 2001.

In the fourth quarter of 2001, we sold a significant portion of our remaining affordable housing portfolio, receiving proceeds of approximately $34.0 million, which approximated book value. We sold an office building, receiving proceeds of $18.5 million, which approximated book value.

In 2000, Duquesne Light completed the sale of our generation assets for approximately $1.7 billion. We used approximately $665 million of these proceeds to repurchase approximately 16 million shares of common stock and 248,000 shares of preferred stock.

We also received $262.8 million of proceeds from the sale of various non-strategic investments, including affordable housing investments and DQE Energy Services’ alternative fuel facilities. The alternative fuel transaction includes a seven-year contract to operate several of the facilities.

Additionally, Duquesne Light purchased the Customer Advanced Reliability System for $32 million from Itron, Inc., which had developed this automated electronic meter reading system for use with our electric utility customers. We had previously leased these assets.

Discontinued Operations. In 2002, we sold various assets, including several wastewater facilities and real property and received proceeds of approximately $6 million which approximated book value.

In addition, in 2002 we entered into agreements to sell substantially all of AquaSource’s assets. We also sold the majority of AquaSource’s contract operations business for $10.3 million and Pro Am’s propane distribution business for approximately $42 million. (See Note 13.)

In 2001, we sold 50,000 shares of AquaSource Class A Common Stock to a third party in exchange for approximately $4 million of services. We also sold real property, receiving proceeds of $0.1 million, and acquired four water companies for approximately $0.9 million.

In 2000, AquaSource acquired 13 water and water-related companies for approximately $11.1 million, and sold a water utility system, receiving proceeds of $23.9 million.

7. PROPERTY, PLANT AND EQUIPMENT

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

8. LONG-TERM INVESTMENTS

We have historically made equity investments in affordable housing, alternative fuel and gas reserve partnerships as a limited partner. At December 31, 2002, we had limited partnership investments in two affordable housing funds, one alternative fuel partnership and two natural gas operating partnerships. Additionally, we maintain investments in landfill gas rights at 21 landfills, and we are the lessor in seven structured lease transactions involving a waste-to-energy facility, high-speed ferries and electric generating equipment, and two leveraged leases involving mining equipment and a gas processing facility.

The leases expire in various years beginning in 2011 through 2037. The recorded residual value of the equipment at the end of the lease terms ranges from 0% to 10% of the original cost.

The aggregate leveraged lease investment represents 20% of the aggregate original cost of the property. The remaining 80% was financed by non-recourse debt, provided by lenders who have been granted, as their sole remedy in the event of default by the lessees, an assignment of rentals due under the leases and a security interest in the leased property. The lessees have investment grade credit ratings.

The aggregate structured lease investment represents approximately 20% of the total aggregate transaction. The remaining 80% was financed by non-recourse debt, which is substantially defeased. Equity in these transactions is protected by a combination of defeasance accounts, letters of credit and lessee guarantees.

The total lease investment debt outstanding was $841.6 million and $866.2 million as of December 31, 2002 and 2001.

Net Lease Investments at December 31,

	(Millions of Dollars)
	2002	2001
Rentals receivable – net	$611.2	$612.1
Estimated residual value	11.5	11.5
Less: Unearned Income	(127.6)	(152.7)

Lease investments	495.1	470.9
Less: Deferred taxes	(385.0)	(340.1)

Net Lease Investments	$110.1	$130.8

Our other investments include a limited partnership interest in a waste-to-energy facility (see Note 3).

We have sales-type leases relating to the leasing of our fiber optic network, which are included in other long-term investments on the consolidated balance sheets. Total minimum lease payments receivable totaled $8.1 million and $23.0 million at December 31, 2002 and 2001, respectively. In each year, no amounts existed for: executory costs such as taxes, maintenance or insurance; allowance for uncollectibles; or unguaranteed residual values of leased property. Unearned income of $2.2 million and $10.1 million offset the minimum lease payments receivable, for a net investment in sales-type leases of $5.9 million and $12.9 million, at December 31, 2002 and 2001. In 2002, we wrote off unearned income and lease payments receivable associated with two customers who filed for bankruptcy.

At December 31, 2002, minimum lease payments to be received for the next five succeeding years were $1.4 million in each of the years 2003 through 2007.

9. SHORT-TERM BORROWING AND REVOLVING CREDIT ARRANGEMENTS

We maintain two 364-day revolving credit agreements, one for $150 million at Duquesne Light and one for $140 million at DQE Capital. Both expire in October 2003. We guarantee DQE Capital’s revolving credit agreement obligations. As of December 31, 2002 and 2001, no borrowings were outstanding. As of December 31, 2002, we had $90.1 million in standby letters of credit, $66.3 million of which are backed by the revolving credit agreements, leaving $223.7 million available. These letters of credit primarily relate to DQE Financial.

Decreases in our credit ratings will result in an inverse change in the fees and interest rates charged under the facilities. Both revolvers are subject to cross-default if Duquesne Light defaults on any payment due under any indebtedness exceeding $50 million. In addition, the $140 million revolver is subject to cross-default if DQE Capital defaults on any payments due under any of its indebtedness exceeding $10 million.

Under our credit facilities, we are subject to financial covenants requiring DQE and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65%. In addition, DQE is required to maintain a minimum cash coverage ratio of 2-to-1. At December 31, 2002 we were in compliance with these covenants, having debt-to-capitalization ratios of approximately 61% at DQE and approximately 57% at Duquesne Light and a cash coverage ratio of 2.3-to-1 at DQE.

At December 31, 2002, we had no commercial paper borrowings outstanding and $1.0 million of current debt maturities. During 2002, the maximum amount of bank loans and commercial paper borrowings outstanding at any date was $155 million, the amount of average daily borrowings was $45.8 million, and the weighted average daily interest rate was 2.34%.

At December 31, 2001, we had $151.0 million of current debt maturities and no commercial paper borrowings outstanding. During 2001, the maximum amount of bank loans and commercial paper borrowings outstanding at any date was $55.0 million, the amount of average daily borrowings was $22.7 million, and the weighted average daily interest rate was 4.79%.

In 2000, we retired $342.8 million of commercial paper.

10. INCOME TAXES

The annual federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) and are closed for the tax years through 1993. The IRS examination of the 1994 tax year has been completed, and the IRS issued a notice of proposed adjustment increasing our 1994 income tax liability in the approximate amount of $22 million (including penalties and interest).

The proposed adjustment relates to an investment by one of our subsidiaries in certain structured lease transactions. We have paid the proposed adjustment and filed a protest, which is currently pending with the IRS Appeals Office. As part of their current audit of our 1995 through 1997 years, the IRS has indicated that it is considering proposed adjustments for these years relating to the same transactions as well as to other similar transactions. If the IRS were to propose adjustments relating to these transactions for the years 1995 through 2002 similar to those proposed for 1994 and if those adjustments were sustained, we would project that the total proposed assessment of additional tax would be approximately $175 million (before interest and penalties).

In addition, one of our subsidiaries entered into other structured lease transactions from 1995 through 1997. In 1999, the IRS published a revenue ruling setting forth its official position which is to disallow deductions attributable to certain leasing transactions. In October 2002, the IRS published a revenue ruling reaffirming its position to disallow deductions attributable to certain leasing transactions. We believe the IRS is likely to challenge our subsidiary’s structured lease transactions by characterizing them as those described in the revenue ruling. However, the IRS has not yet proposed any adjustments with respect to these transactions, and we cannot predict the nature, extent or timing of any proposed adjustments.

Although we expect to make additional deposits of at least $80 million with the IRS with respect to any adjustments which may ultimately be proposed, such deposits have not been made. As detailed in the table of Deferred Tax Assets (Liabilities), we have federal income tax credits and capital losses, generated in current and prior years, that are available to offset a portion of any assessment of additional tax made by the IRS. The tax years 1998 through 2002 remain subject to IRS review.

Our state income tax returns are subject to review by the relevant taxing jurisdictions, Pennsylvania being the most significant. The Pennsylvania Department of Revenue has issued assessments of additional tax for 1999 and 2000 primarily to include income of an out of state subsidiary corporation in Pennsylvania taxable income. If the Department asserts the same positions for 2001 and 2002, our total exposure for all years, without interest or penalty, could approximate $85 million (net of associated federal benefit). We do not agree with the Department on this matter and intend to exercise our appeal rights, as necessary.

It is not possible to predict if, when or to what extent any income tax adjustments ultimately proposed for the period 1994 through 2002 will be sustained. We do not believe that the ultimate resolution of our federal or state tax issues for this period will have a material adverse effect on our financial position or results of operation. However, the resolution of these tax issues, depending on the extent and timing thereof, could have a material adverse effect on our cash flows for the period in which they are paid.

Deferred Tax Assets (Liabilities) as of December 31,

	(Millions of Dollars)
	2002	2001
Restructuring charges and impairments	$48.2	$48.0
Tax benefit – long-term investment (a)	—	81.2
Tax credit carryforward	63.4	26.8
Capital loss carryover	32.8	32.8
Warwick Mine closing costs	12.5	14.5
Pension and benefit costs	33.2	37.6
Other	28.4	7.8

Deferred tax assets	218.5	248.7

Transition costs	(8.4)	(47.0)
Property depreciation	(288.9)	(290.3)
Leveraged leases	(385.0)	(340.1)
Loss on reacquired debt unamortized	(17.1)	(12.0)
Regulatory assets	(92.5)	(93.6)
Other	(36.9)	(64.6)

Deferred tax liabilities	(828.8)	(847.6)

Net	$(610.3)	$(598.9)

(a)	As a result of the ongoing IRS audit discussed above, we will not report future income tax deductions to which we would have otherwise been entitled, pending resolution of the audit. A corresponding amount of deferred income was also removed from the consolidated balance sheets as of December 31, 2002.

Income Tax Expense (Benefit)

	(Millions of Dollars) Year Ended December 31,
	2002	2001	2000
Current:
Federal	$44.6	$47.5	$275.4
State	5.9	2.5	13.8
Deferred:
Federal	(32.4)	(82.9)	(210.3)
State	1.8	(2.7)	(8.0)

Income Taxes	$19.9	$(35.6)	$70.9

Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, as set forth in the following table.

Income Tax Expense Reconciliation

	(Millions of Dollars) Year Ended December 31,
	2002	2001	2000
Computed federal income tax statutory rate (35%)	$16.3	$(28.0)	$75.7
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefits	5.0	(0.1)	3.8
Investment tax benefits – net	(11.1)	(15.8)	(9.1)
Non-deductible expenses	6.3	10.0	–
Other	3.4	(1.7)	0.5

Total Income Tax Expense	$19.9	$(35.6)	$70.9

11. LEASES

We lease office buildings and other property and equipment.

Capital Leases as of December 31,

	(Millions of Dollars)
	2002	2001
Electric plant	$10.2	$10.2
Less: Accumulated amortization	(7.4)	(7.0)

Capital Leases – Net	$2.8	$3.2

Summary of Rental Expense

	(Millions of Dollars) Year Ended December 31,
	2002	2001	2000
Operating leases	$9.2	$8.6	$18.1
Amortization of capital leases	0.4	0.3	0.4
Interest on capital leases	1.1	1.2	1.1

Total Rental Payments	$10.7	$10.1	$19.6

Future Minimum Lease Payments

	(Millions of Dollars)
Year Ended December 31,	Operating Leases (a) (b)	Capital Leases
2003	$9.1	$0.7
2004	9.0	0.7
2005	8.6	0.7
2006	7.8	0.7
2007 and thereafter	59.0	0.9

Total	$93.5	$3.7

Less: Amount representing interest		0.9

Present value		$2.8

a)	Includes $4.5 million of projected rent payments expensed as part of the 2001 restructuring charge ($2.1 million, $1.8 million, $0.4 million and $0.2 million in 2003, 2004, 2005 and 2006, respectively). These future cash payments will decrease the restructuring liability.

b)	Excludes $1.0 million relating to discontinued operations.

Future minimum lease payments for operating leases are related principally to certain corporate offices. Future minimum capital lease payments relate to a building.

In 2001, we amended the existing lease at our downtown Pittsburgh offices and extended the lease term to December 2011. The lease agreement contains one five-year renewal option.

12. COMMITMENTS AND CONTINGENCIES

CONSTRUCTION, INVESTMENTS AND ACQUISITIONS

We estimate that we will spend, excluding AFC, approximately $70.0 million for each of 2003, 2004 and 2005 for electric utility construction; and $45.0 million for water utility construction in 2003. Additionally, our other business lines will spend approximately $5.0 million, $3.0 million and $3.0 million for construction in 2003, 2004 and 2005.

GUARANTEES

As part of our investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. This group of guarantees will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield before their expiration, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees was $71.5 million as of December 31, 2002. Of the fees received from third-party investors, a portion amounting to $10.2 million has been deferred to absorb any payments or tax recapture with respect to our guarantees. Based on an evaluation of and recent experience with the underlying housing projects, we believe that such deferrals are ample for this purpose.

In connection with DQE Energy Services’ sale, through a subsidiary, of its alternative fuel facilities, DQE agreed to guarantee the subsidiary’s obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. The duration of the guarantee began in 2001, the date of the facilities sale, and generally extends from three to six years or otherwise as stipulated under statute of limitations, based on the expiration of the underlying warranty, representation, or covenant. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the statement of financial position, and we do not believe this guarantee will have any material impact on our results of operations, financial position or cash flows.

EMPLOYEES

Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents 943 of Duquesne Light’s 1,297 employees. This contract expires September 30, 2003.

PENSION PLANS

Duquesne Light has an obligation to contribute approximately $32.1 million to its pension plans over future years. (See Note 14.)

LEGAL PROCEEDINGS

Shareholder Class Action. In October and November 2001, a number of putative class action lawsuits were filed by purported shareholders of DQE against DQE and David Marshall, DQE’s former chairman, chief executive officer and president, in the United States District Court for the Western District of Pennsylvania. These cases were consolidated under the caption In re DQE, Inc. Securities Litigation, Master File No. 01-1851 (W.D. Pa.), and the plaintiffs filed a second consolidated amended complaint on April 15, 2002. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”). The complaint also alleges controlling person liability under Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The complaint alleges that between December 6, 2000 and April 30, 2001, the defendants issued a number of materially false and misleading statements concerning investments made by our subsidiary, DQE Enterprises, and the impact that these investments would have on our current and future financial results.

More particularly, the complaint alleges that DQE and Marshall stated their expectation that certain companies in which DQE Enterprises had invested would undertake initial public offerings of their shares, with the result that our earnings would be positively impacted by the public market valuation of DQE Enterprises’ interests in these companies, but failed to disclose allegedly adverse facts that made the possibility of successful public offerings of the securities of these companies unlikely. The complaint seeks an award of unspecified compensatory damages, and an order permitting class members who purchased DQE shares through a dividend reinvestment plan to rescind those purchases, pre- and post-judgment interest, attorneys’ fees and expenses of litigation and unspecified equitable and injunctive relief.

On December 12, 2002, the lead plaintiffs asked the court to certify the class action. Since December 2002 we and the plaintiffs have been in pre-trial discovery. The court has directed that this phase be concluded by September 30, 2003.

Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiffs’ allegations of wrongdoing and believe we have meritorious defenses to the plaintiffs’ claims. We are vigorously defending this lawsuit.

Fresh Kills. GSF has a 20 year concession agreement for the gas rights to New York City’s Fresh Kills landfill. GSF also maintains an investment in a gas processing facility at the landfill and was constructing additional processing capacity when the World Trade Center tragedy occurred. The debris from the World Trade Center was transported to the Fresh Kills landfill and currently rests on top of the landfill’s largest hill. During 2002, GSF realized reductions in available gas due to the continued effects of the World Trade Center debris as well as other actions taken by the New York City Department of Sanitation resulting in further damage to its gas collection system. On January 16, 2003, GSF initiated litigation against the City of New York acting by and through its Department of Sanitation in the United States District Court for the Southern District of New York. Concurrently, GSF tendered notice of its intent to surrender the concession agreement in 180 days as permitted by the concession agreement.

The complaint seeks rescission of the concession agreement and related relief and seeks an injunction to prevent the Department of Sanitation from taking any action to declare an event of default under the concession agreement, accelerate payment under a promissory note or draw on letters of credit supporting GSF’s obligations thereunder. On that same date, GSF filed a notice of claim with the New York City Comptroller seeking monetary relief as an alternative to its rescission and other claims set forth in the complaint. The 180 day surrender period has been extended until September 13, 2003 on a consent as part of the parties’ effort to determine whether the litigation can be settled.

Other. In the fourth quarter of 2002, we settled the AquaSource minority shareholder litigation discussed in Note 13. We are involved in various other legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

OTHER

Continuing Operations

In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We expect the costs of compliance to be approximately $7.4 million with respect to sites we will continue to own. These costs are being recovered in the CTC, and the corresponding liability has been recorded for current and future obligations.

Duquesne Light owns the closed Warwick Mine, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Duquesne Light has been selling unused portions of the property and will continue to do so. Duquesne Light’s current estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is approximately $30 million. Duquesne Light has recorded a liability for this amount on the consolidated balance sheets.

Discontinued Operations

AquaSource’s water and water-related operations are subject to the federal Safe Drinking Water Act, which provides for uniform minimum national water quality standards, as well as governmental authority to specify treatment processes to be used for drinking water. AquaSource’s operations are also subject to the federal Clean Water Act, which regulates the discharge of pollutants into waterways. AquaSource is aware of various compliance issues at its water and wastewater facilities, and is communicating and working closely with appropriate regulators to correct those issues in a timely manner. We do not believe that any of these compliance issues will have a material effect on DQE’s financial position, results of operations or cash flows.

AquaSource is a party to consent agreements regarding environmental compliance in three states. In Indiana,

AquaSource has entered parallel agreements with the Indiana Department of Environmental Management and the Indiana Utility Regulatory Commission to establish a schedule for completing upgrades and resolving certain historical compliance issues at two wastewater facilities. AquaSource has completed the scheduled wastewater system upgrades, and continues to improve the systems’ infrastructure. Neither agreement imposed any compliance-related penalties or sanctions. AquaSource entered into a consent order with the Florida Department of Environmental Protection regarding historical compliance issues. AquaSource planned certain capital improvements in connection with its acquisition of five wastewater facilities. AquaSource has met its commitments under the consent order, except for completing its abandonment plan for retired facilities. The abandonment phase is expected to be completed during the first quarter of 2003. AquaSource and the TCEQ have entered into a consent agreement under which AquaSource will correct compliance issues at approximately 160 water and wastewater systems over a four-year period. In lieu of any fines, penalties or other sanctions, AquaSource agreed to make approximately $30 million in capital improvements to upgrade these systems, $18 million of which have already been completed. An additional $7 million has been budgeted for capital improvements to these systems in 2003. AquaSource is capitalizing all of these expenditures, and will seek recovery of the charges through future rates, if appropriate. We may also recover a portion of these charges through the sale of AquaSource. (See Note 13.)

The United States Environmental Protection Agency has established new arsenic standards for public water supplies, which must be met beginning in January 2006. AquaSource does not believe these new standards will have a material impact on its financial position.

13. DISCONTINUED OPERATIONS

Pursuant to agreements entered into in 2002 to sell the majority of our investment in AquaSource and our investment in Pro Am, as well as our commitment to sell the remaining net assets of AquaSource, these subsidiaries have been reflected as discontinued operations in the consolidated financial statements. Prior year financial statements have been reclassified to conform to the discontinued operations presentation.

AQUASOURCE

In May 2002, we indicated that we were exploring the sale of our water resource management business. In late June 2002, during our analysis of the fair value of AquaSource’s goodwill, we received indications of interest for this business, and ultimately determined that the likely outcome would be a sale of this business. Based on the bid information received and the analysis performed, all goodwill was determined to be impaired (see Note 1), and an indication of impairment of other long-lived assets existed.

We estimated the proceeds to be received from a sale and compared them to the carrying amount of the long-lived assets that remained after the goodwill impairment. This comparison indicated that the carrying amount of the investor-owned water and wastewater utilities to be sold significantly exceeded the expected proceeds to be received. As a result, we recorded an impairment charge of $100.9 million in the second quarter of 2002, which reduced the amount of property, plant and equipment and other long-lived assets. No tax benefit was recognized in connection with this impairment charge due to the uncertainty of the recoverability of the resulting deferred tax asset.

On July 29, 2002, we entered into an agreement to sell AquaSource’s investor-owned water utilities to PSC for approximately $205 million in cash. In addition, PSC is acquiring selected operating and maintenance contract operations in seven states that are closely integrated with the investor-owned water utilities being acquired. The businesses being acquired represent a significant portion of AquaSource’s remaining assets. The final purchase price could vary from $180 to $215 million, as various purchase price adjustments are applied. These adjustments relate to the achievement of specific operating performance metrics during the interim period until closing, involving revenue, rate base and customer connections. The closing is expected to occur during the second half of 2003.

On August 5, 2002, we announced the sale of an AquaSource water utility subsidiary to California Water Services Group for $7.7 million. This sale was contemplated as an option under our agreement with PSC, and a purchase price adjustment (in addition to those discussed above) will be applied with respect to the assets to be acquired by PSC. The closing is expected to occur during the second quarter of 2003.

AquaSource requires approvals from 13 states and local utility regulatory agencies and the Federal Trade Commission (FTC) in order to close the above-described divestitures. All 13 utility regulatory filings were completed in late 2002. As of December 31, 2002, we received approvals from two jurisdictions and are responding to interrogatories in the remaining 11.

On October 7, 2002, we settled a lawsuit with minority investors in AquaSource. The total settlement is valued at approximately $22 million, and includes cash, 60,000 shares of our Preferred Stock, Series A (Convertible), a note receivable, an AquaSource building in Houston, Texas together with furniture and fixtures, and one other piece of real property in Houston. The building, furniture, fixtures and property were transferred to the plaintiffs’ designee. The plaintiffs provided all defendants with a broad release of all claims arising out of the transactions that are the subject of the litigation, as well as all claims relating to any plaintiff’s past employment with AquaSource. The plaintiffs also agreed not to solicit AquaSource customers or employees through October 31, 2003.

On November 22, 2002, we sold the majority of AquaSource’s contract operations business to Southwest Water Company for $10.3 million. The portions of the business sold had operations primarily in and around Houston, and the Colorado region. These operations represented approximately 20% of AquaSource’s 2001 total revenues and less than 2% of its company’s 2001 assets. These contract operations provide operating, maintenance, and management services to state, county, municipal, and industrial water and wastewater systems.

In addition, during 2002, we sold various assets, including several other wastewater facilities and real property, receiving proceeds of approximately $6 million, which approximated book value. We are in the process of disposing of the remainder of AquaSource’s assets, which primarily include the construction business.

During 2001, our management team evaluated AquaSource’s future direction and the capabilities of its operating platforms. This evaluation determined that the company’s potential future performance would result in lower returns than originally anticipated. AquaSource therefore recorded a second quarter 2001 pre-tax impairment charge of $109.2 million, or $99.7 million after-tax, to write down various aspects of its business, primarily related to contract operations and construction. The assets determined to be impaired consisted of goodwill, property, plant and equipment, and other assets.

We determined the value of the impairments by projecting the undiscounted future cash flows generated by the specific assets over the assets’ expected lives. To the extent that the undiscounted future cash flows did not exceed the book carrying value of the assets, the future cash flows were discounted back at our cost of borrowing to determine the carrying value of the assets. The impairment charge recorded is the difference between the previous book carrying value and the carrying value determined by this process.

PRO AM

On December 13, 2002, we sold Pro Am’s propane distribution business to Ferrellgas Partners, L.P., for approximately $42 million, $32 million of which was paid in cash at the closing. We received an unsecured note for the remaining $10 million, which comes due December 13, 2003. The sale resulted in an after-tax loss of $21.2 million.

The following table summarizes income statement data from discontinued operations:

	(Millions of Dollars) Year Ended December 31,
	2002	2001	2000
Revenues	$147.9	$160.8	$165.9
Operating Results, net of tax of $3.9, $(20.5) and $(16.6)	8.3	(108.9)	(7.2)
Loss from sale of Discontinued Operations, net of tax of $(4.8)	$(135.9)	—	—

The following table summarizes major assets and liabilities of discontinued operations:

	(Millions of Dollars) As of December 31,
	2002	2001
Other current assets	$36.1	$67.9
Property and equipment, net	154.6	256.8	(a)
Other non-current assets	—	137.9
Other current liabilities	44.3	27.6
Debt	10.6	14.3
Other non-current liabilities	—	19.1

(a)	Includes $40.4 million relating to Pro Am that is included in current assets of discontinued operations on the consolidated balance sheets.

14. EMPLOYEE BENEFITS

PENSION AND OTHER POSTRETIREMENT BENEFITS

We maintain several qualified retirement plans and one unqualified plan to provide pensions for all eligible full-time employees. Upon retirement, an eligible employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Our policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, but which does not exceed the maximum tax- deductible amount for the year. Pension costs charged (credited) to expense or construction were ($17.4) million for 2002, ($20.7) million for 2001 and ($13.1) million for 2000.

In 2001, we approved an amendment to the pension plan for a cost of living adjustment for benefits for certain retirees. This caused an increase in the Projected Benefit Obligation of $11.9 million.

In its January 18, 2001, order approving our final generation asset sale proceeds accounting, the PUC approved recovery of costs associated with the early retirement program. Although we made no cash contributions to our pension plans in either 2002 or 2001, Duquesne Light has an obligation, pursuant to this PUC order, to contribute approximately $32.1 million to the pension plans over future years.

In addition to pension benefits, we provide certain health care benefits and life insurance for some retired employees. The life insurance plan is non-contributory. Participating retirees make contributions, which may be adjusted annually, to the health care plan. Health care benefits terminate when retirees reach age 65. We fund actual expenditures for obligations under the plans on a “pay-as-you-go” basis. We have the right to modify or terminate the plans.

We accrue the actuarially determined costs of the aforementioned postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. We have elected to amortize the transition obligation over a 20-year period.

Due to significant increases in health care costs over recent years, the health care trend assumption used in the development of the fiscal 2003 expense will be increased to better reflect the current cost environment. The health care trend assumption used in the development of the fiscal 2002 expense was 11.0%, decreasing 0.50% per year to an ultimate rate of 5.75% (reached in 2013). The health care trend assumption reflected in the December 31, 2002, SFAS No. 106 year-end disclosure, which will also be used in the development of fiscal 2003 expense, is 10.5%, decreasing 0.50% per year to an ultimate rate of 5.25% (reached in 2014). Consistent with previous practice, a 1.5% spread between the discount rate (6.75% for 2003 expense) and the ultimate health care cost trend rate will be maintained.

The following tables provide a reconciliation of the changes in the pension and postretirement plans’ benefit obligations and fair value of plan assets over the two-year period ended December 31, 2002, a statement of the funded status as of December 31, 2002 and 2001, and a summary of assumptions used in the measurement of our benefit obligations:

Funded Status of the Pension and Postretirement Benefit Plans as of December 31,

	(Millions of Dollars)
	Pension		Postretirement
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$581.9	$555.6	$46.1	$33.3
Service cost	5.9	6.0	1.7	1.4
Interest cost	40.7	40.0	3.2	2.7
Actuarial loss	33.5	4.5	1.6	12.4
Benefits paid	(37.1)	(35.0)	(4.3)	(3.7)
Plan amendments	—	11.9	—	—
Curtailment gains	—	(0.3)	—	—
Settlements	—	(0.8)	—	—

Benefit obligation at end of year	624.9	581.9	48.3	46.1

Change in plan assets:
Fair value of plan assets at beginning of year	676.8	746.3	—	—
Actual loss on plan assets	(43.8)	(35.1)	—	—
Benefits paid	(36.6)	(34.4)	—	—

Fair value of plan assets at end of year	596.4	676.8	—	—

Funded status	(28.5)	94.9	(48.3)	(46.1)
Unrecognized net actuarial (gain) loss	(25.6)	(170.7)	6.6	5.1
Unrecognized prior service cost	21.7	24.3	—	—
Unrecognized net transition obligation	1.9	3.1	6.9	7.6

Accrued benefit cost (a)	$(30.5)	$(48.4)	$(34.8)	$(33.4)

(a)	The accrued benefit costs relating to the pension plans include prepaid pension costs of $16.9 million and $9.8 million as of December 31, 2002 and 2001, as reflected on the consolidated balance sheets. These prepaid pension costs relate to one of our pension plans for which the fair market value of the plan’s assets exceeded the projected benefit obligations as of those dates.

Weighted-Average Assumptions as of December 31,

	Pension		Postretirement
	2002	2001	2002	2001
Discount rate used to determine projected benefits obligation	6.75%	7.25%	6.75%	7.25%
Assumed rate of return on plan assets	7.50%	7.50%	—	—
Assumed change in compensation levels	4.00%	4.00%	—	—
Ultimate health care cost trend rate	—	—	5.25%	5.75%

All of our plans for postretirement benefits, other than pensions, have no plan assets. The aggregate benefit obligation for those plans was $48.3 million as of December 31, 2002, and $46.1 million as of December 31, 2001. The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees, and a pro rata portion of estimated benefits payable to active employees after retirement.

Pension assets consist primarily of common stocks (exclusive of DQE common stock), United States obligations and corporate debt securities.

Components of Net Pension Cost as of December 31,

	(Millions of Dollars)
	2002	2001	2000
Components of net pension cost:
Service cost	$5.9	$6.0	$7.0
Interest cost	40.7	40.0	40.1
Expected return on plan assets	(54.4)	(54.4)	(51.2)
Amortization of unrecognized net transition obligation	1.2	1.2	1.2
Amortization of prior service cost	2.6	1.9	2.0
Recognized net actuarial gain	(13.4)	(15.4)	(12.2)

Net pension gain	(17.4)	(20.7)	(13.1)
Curtailment cost	—	0.1	0.9
Settlement cost	—	0.6	0.3
Special termination benefits	—	—	0.7

Net Pension Gain after Curtailments, Settlements and Special Termination Benefits	$(17.4)	$(20.0)	$(11.2)

Components of Postretirement Cost as of December 31,

	(Millions of Dollars)
	2002	2001	2000
Components of postretirement cost:
Service cost	$1.8	$1.4	$1.6
Interest cost	3.2	2.6	2.9
Amortization of unrecognized net transition obligation	0.7	0.7	1.0

Net postretirement cost	5.7	4.7	5.5
Curtailment gain	—	—	(6.4)
Special termination benefits	—	—	5.3

Net Postretirement Cost after Curtailmentsand Special Termination Benefits	$5.7	$4.7	$4.4

Effect of a One Percent Change in Health Care Cost Trend Rates as of December 31, 2002

	(Millions of Dollars)
	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$0.5	$(0.4)
Effect on the health care component of the accumulated postretirement benefit obligation	$3.7	$(3.3)

RETIREMENT SAVINGS PLANS AND STOCK OPTIONS

We sponsor separate 401(k) retirement plans for our management and IBEW-represented employees.

The 401(k) Retirement Savings Plan provides for employer contributions which vary by DQE subsidiary. These contributions may include one or more of the following: a participant base match, a participant incentive match and automatic contributions. In 2002, the incentive match was not achieved. In 2001, all employees eligible for an incentive match achieved their incentive targets.

We are funding our automatic and matching contributions to the 401(k) Retirement Savings Plan with payments to an ESOP established in December 1991. (See Note 17.)

The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that we will match employee contributions with a base match and an additional incentive match, if certain targets are met. In 2002, the incentive match was not achieved. In 2001, all IBEW-represented employees achieved their incentive targets.

On June 26, 2002, the DQE shareholders approved the new DQE, Inc. 2002 Long-Term Incentive Plan (the 2002 Plan). The purpose of the 2002 Plan is to encourage eligible employees of DQE and its affiliates, as well as non-employee members of the Board of Directors of DQE to increase their efforts to make DQE and each affiliate more successful, to provide an additional inducement for such employees and non-employee directors by providing an opportunity to acquire DQE common stock on favorable terms, and to provide a means through which DQE may attract able persons to enter the employ of DQE or one of its affiliates and to serve as non-employee directors of DQE.

Under the 2002 plan, management may grant stock option awards, alternative stock appreciation rights and dividend equivalent accounts; restricted share awards; and performance awards. Stock options awarded to eligible employees will be granted at an option price not less than 100% of the fair market value of DQE common stock on the date of grant. All stock options to directors will be granted at an option price equal to 100% of the fair market value of DQE common stock on the date of grant.

The 2002 Plan became effective as of January 1, 2002, and replaces the prior DQE, Inc. Long-Term Incentive Plan (the Prior Plan). Any stock options granted prior to January 1, 2002, shall not be affected by the adoption of the 2002 Plan, and will be administered according to the Prior Plan. A total of 1,677,007 shares of DQE common stock remain reserved for issuance in connection with awards granted under the Prior Plan. No new options shall be granted under the Prior Plan.

The aggregate number of shares of DQE common stock authorized for issuance under the 2002 Plan is 2,690,468 shares, and of this total, no more than 500,000 shares shall be issued as restricted shares. The 2002 Plan will terminate on December 31, 2011.

During December 2001, 787,300 stock options were granted to employees under the Prior Plan with an exercise price of $16.90 per share. Due to cancellations and forfeitures in 2002, only 734,600 of these options remain as of December 31, 2002. One-half of these options became exercisable, subject to the vesting provisions, in February 2002, when the closing price on the New York Stock Exchange of DQE’s common stock averaged $19.56 for 30 consecutive trading days. The remainder will become exercisable under the same terms at a target price of $22.49 per share. The options vest over an 18-month period from the date of grant.

During December 2002, 774,500 stock options were granted to employees under the 2002 Plan with an exercise price of $15.015 per share. One-half of these options becomes exercisable, but remains subject to the vesting provisions, if the closing price on the New York Stock Exchange of DQE’s common stock averages $17.38 for 30 consecutive trading days, with the remainder becoming exercisable under the same terms at a target price of $19.98 per share. The options vest over an 18-month period from the date of grant.

The following tables summarize the transactions of our stock option plans for the three-year period ended December 31, 2002, and certain information about outstanding stock options as of December 31, 2002:

	Millions of Options			Weighted Average Price
	2002	2001	2000	2002	2001	2000
Options outstanding, beginning of year	2.2	1.3	1.0	$29.88	$39.32	$30.28
Options granted	0.8	1.1	0.7	$14.98	$20.92	$42.65
Options exercised	(0.1)	(0.1)	(0.4)	$31.92	$37.72	$31.81
Options canceled/forfeited	(0.4)	(0.1)	—	$32.49	$38.07	$37.63

Options outstanding, end of year	2.5	2.2	1.3	$24.48	$29.88	$39.32

Options exercisable, end of year	0.9	0.9	0.8	$37.45	$38.18	$37.91

Shares available for future grants, end of year	1.7	2.7	3.1

As of December 31, 2002, 2001 and 2000, stock appreciation rights (SARs) had been granted in connection with 726,248; 1,036,373; and 975,292 of the options outstanding. During 2002, 2001 and 2000, 54,933; 58,061; and 208,236 SARs were exercised.

	Outstanding			Exercisable
Exercise Price Range	Number of Options (In Millions)	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number of Options (In Millions)	Weighted Average Exercise Price
Under $20	1.6	9.5	$15.95	—	—
$20 – $30	—	—	—	—	—
$30 – $40	0.4	4.3	$34.22	0.4	$34.22
Over $40	0.5	5.1	$42.88	0.5	$43.19

Options, End of Year	2.5			0.9

The fair value of the options granted during 2002, 2001 and 1999 is estimated on the date of grant using the Black-Scholes option pricing model. The estimated weighted average assumptions used and the fair values are as follows:

	2002	2001	2000
Expected dividend yield	6.66%	8.69%	3.79%
Risk-free interest rate	4.16%	5.12%	6.31%
Expected stock price volatility	29.88%	27.17%	19.54%
Expected term until exercise (years)	10.0	10.0	8.8
Weighted average fair value	$1.69	$3.75	$8.38

15. LONG-TERM DEBT

Long-Term Debt as of December 31,

			(Millions of Dollars) Principal Outstanding
	Interest Rate	Maturity	2002	2001
Duquesne Light first mortgage bonds (a)	6.450%-7.55%	2008-2038	$540.0	$643.0
Duquesne Light pollution control notes (b)	Adjustable (d)	2020-2033	320.1	418.0
Duquesne Light pollution control notes (b)	4.05%-4.35%	2011-2013	97.9	—
DQE Capital public income notes	8.38%	2039	100.0	100.0
Duquesne Light sinking fund debentures	5.00%	2010	2.8	2.8
Miscellaneous (c)			25.7	26.6
Less: Unamortized debt discount and premium – net			(4.5)	(5.9)

Total Long-Term Debt			$1,082.0	$1,184.5

(a)	Excludes first mortgage bonds issued to secure pollution control notes.
(b)	Secured by an equal principal amount of first mortgage bonds.
(c)	Primarily represents obligations incurred in connection with our Fresh Kills investment.
(d)	These adjustable interest rates averaged 1.5% in 2002 and 2.8% in 2001.

As of December 31, 2002, sinking fund requirements and maturities of long-term debt outstanding for the next five years were $1.0 million in 2003, $1.4 million in 2004, $1.5 million in 2005, $1.6 million in 2006, and $1.7 million in 2007.

Total interest and other charges were $83.5 million in 2002, $103.4 million in 2001, and $122.5 million in 2000. Interest costs attributable to debt were $68.5 million, $87.9 million, and $108.5 million in 2002, 2001, and 2000. Of the interest costs attributable to debt, $0.9 million in 2002, $0.6 million in 2001, and $2.0 million in 2000 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues. (See Note 1.)

As of December 31, 2002, the fair value of long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $1,170 million. The principal amount included in the consolidated balance sheets, excluding unamortized discounts and premiums, is $1,087 million as of December 31, 2002.

At December 31, 2002 and 2001, we were in compliance with all of our debt covenants.

DQE Capital, a 100%-owned finance subsidiary, provides financing for the operations of our subsidiaries other than Duquesne Light. We fully and unconditionally guarantee payment of DQE Capital’s debt securities including $100.0 million of Public Income Notes, due 2039, and the $140.0 million revolving credit facility. At December 31, 2002, no borrowings were outstanding under the credit facility.

In September 2002, Duquesne Light converted approximately $98 million of variable rate debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

On August 5, 2002, we redeemed the following: (i) $10 million aggregate principal amount of Duquesne Light’s 8.20% first mortgage bonds due 2022 at a redemption price of 104.51% of the principal amount thereof, and (ii) $100 million aggregate principal amount of Duquesne Light’s 7  5/8% first mortgage bonds due 2023 at a redemption price of 103.9458% of the principal amount thereof.

On April 15, 2002, Duquesne Light issued $200 million of 6.7% first mortgage bonds due 2012. On April 30, 2002, Duquesne Light issued $100 million of 6.7% first mortgage bonds due 2032. In each case it used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

In January 2002, we refinanced $150 million of matured DQE Capital floating rate notes through the issuance of commercial paper, primarily at Duquesne Light, which loaned the proceeds to DQE. Cash generated from operations and equity offering proceeds was used to repay and retire this debt in full, leaving no outstanding balance at December 31, 2002.

In 2001, $85.0 million of term loan debt matured. In addition, we paid $3.9 million of current maturities.

In 2000, we retired $350 million of long-term bonds, $399 million of maturing bonds and $65 million of maturing notes, using proceeds from the sale of generation assets.

16.	DUQUESNE LIGHT COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

Duquesne Capital L.P., a special-purpose limited partnership of which Duquesne Light is the sole general partner, has outstanding $150.0 million principal amount of 8  3/8% Monthly Income Preferred Securities, Series A (MIPS), each with a stated liquidation value of $25.00. As of December 31, 2002, there were six million shares authorized and outstanding. The holders of MIPS are entitled to distributions at the annual rate of 8  3/8%, payable monthly. MIPS distributions included in interest and other charges were $12.6 million in 2002, 2001 and 2000. Duquesne Capital, at the direction of Duquesne Light, has the option to redeem the MIPS at any time, in whole or in part. The MIPS are also subject to mandatory redemption at the maturity of the Debentures referred to below.

Duquesne Capital applied the proceeds of the sale of the MIPS, together with certain other funds, to the purchase from Duquesne Light of $151.5 million principal amount of Duquesne Light’s 8  3/8% Subordinated Deferrable Interest Debentures, Series A, due May 31, 2044 (Debentures). The Debentures are Duquesne Capital’s sole assets, and Duquesne Capital has no business activity other than holding the Debentures. Duquesne Light has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of the MIPS, to the extent that Duquesne Capital has funds available for such payment from the Debentures. Upon any redemption of the MIPS, the Debentures will be mandatorily redeemed.

17. PREFERRED AND PREFERENCE STOCK

Preferred and Preference Stock as of December 31,

	(Millions of Dollars)
	2002			2001
	Call Price Per Share	Shares	Amount	Shares	Amount
Preferred Stock of DQE: Series A Preferred Stock (a)	—	223,520	$22.4	163,520	$16.4

Preferred Stock Series of Subsidiaries:
Duquesne Light 3.75% (b)	$51.00	148,000	7.4	148,000	7.4
Duquesne Light 4.00% (b)	51.50	549,709	27.5	549,709	27.5
Duquesne Light 4.10% (b)	51.75	119,860	6.0	119,860	6.0
Duquesne Light 4.15% (b)	51.73	132,450	6.7	132,450	6.7
Duquesne Light 4.20% (b)	51.71	100,000	5.0	100,000	5.0
Duquesne Light $2.10 (b)	51.84	159,400	8.0	159,400	8.0
EnviroGas 6.5% (c)	—	10	1.0	10	1.0

Total Preferred Stock of Subsidiaries			61.6		61.6

Preference Stock Series of Subsidiaries: Duquesne Light Plan Series A (d)	35.50	519,622	18.4	558,673	19.8

Deferred ESOP benefit			(9.2)		(12.2)

Total Preferred and Preference Stock (e)			$93.2		$85.6

(a)	1,000,000 authorized shares; no par value; convertible; $100 liquidation preference per share; annual dividends range from 2.7% to 4.3%.
(b)	4,000,000 authorized shares; $50 par value; cumulative; $50 per share involuntary liquidation value.
(c)	1,500 authorized shares; $100,000 par value; $100,000 involuntary liquidation value; if declared, holders entitled to 6.5 % annual dividend each September; $100,000 redemption price per share in 2018. EnviroGas is a DQE Financial subsidiary.
(d)	8,000,000 authorized shares; $1 par value; cumulative; $35.50 per share liquidation value; annual dividends of $2.80 per share.
(e)	Excludes $0.5 million or 10 shares of $50,000 par value AquaSource preferred stock related to discontinued operations; 100 authorized shares; $50,000 per share involuntary liquidation value; holders entitled to a 6.5% annual dividend each September; $50,000 redemption per share in 2019.

As of December 31, 2002, 223,520 shares of DQE preferred stock were outstanding. This reflects the issuance of 60,000 shares in October 2002 as part of the settlement of litigation with minority investors in AquaSource. The DQE preferred stock ranks senior to DQE’s common stock as to the payment of dividends and the distribution of assets on liquidation, dissolution or winding-up of DQE. Dividends are paid quarterly on each January 1, April 1, July 1 and October 1. Holders of DQE preferred stock are entitled to vote on all matters submitted to a vote of the holders of DQE common stock, voting together with the holders of common stock as a single class. Each share of DQE preferred stock is entitled to three votes. Each share of DQE preferred stock is convertible at our option into the number of shares of DQE common stock computed by dividing the DQE preferred stock’s $100 liquidation value by the five-day average closing sales price of DQE common stock for the five trading days immediately prior to the conversion date. The AquaSource minority investors now holding 60,000 shares of the DQE preferred stock have a put option to sell no less than all of their shares on the earlier of (1) October 7, 2004, or (2) the closing of the sale of more than fifty percent of the stock or the assets of AquaSource. Our purchase price will be the $100 liquidation value per share, payable at our election in cash or DQE common stock. Each unredeemed share of DQE preferred stock (including the 60,000 shares issued to the AquaSource minority investors) will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance. Holders of Duquesne Light’s preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne Light’s board of directors until all dividends have been paid.

Holders of Duquesne Light’s preference stock are entitled to receive cumulative quarterly dividends, if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne Light’s directors until all dividends have been paid. As of December 31, 2002, Duquesne Light had made all dividend payments. Preferred and preference dividends of subsidiaries included in interest and other charges were $3.3 million, $3.6 million, and $3.5 million in 2002, 2001, and 2000. Total preferred and preference stock had involuntary liquidation values of $102.8 million and $98.2 million, which exceeded par by $40.3 million and $35.6 million as of December 31, 2002 and 2001.

Outstanding preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends. The outstanding preference stock is callable at the liquidation price plus accrued dividends. None of the remaining Duquesne Light preferred or preference stock issues has mandatory purchase requirements.

We have an Employee Stock Ownership Plan (ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See Note 14.) We issued and sold 845,070 shares of preference stock, plan series A, to the trustee of the ESOP. As consideration for the stock, we received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for the greater of one and one-half shares of DQE common stock or $35.50 worth of DQE common stock. As of December 31, 2002, $18.4 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by a $9.2 million deferred ESOP benefit. Dividends on the preference stock and cash contributions from DQE are used to fund the repayment of the ESOP note. We made cash contributions of approximately $0.9 million, $1.5 million and $1.0 million for 2002, 2001 and 2000. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($1.5 million in 2002, $1.6 million in 2001 and $1.7 million in 2000). As shares of preference stock are allocated to the accounts of participants in the ESOP, we recognize compensation expense, and the amount of the deferred compensation benefit is amortized. We recognized compensation expense related to the 401(k) plans of $2.2 million in 2002, $3.1 million in 2001 and $3.6 million in 2000.

18.	SUPPLEMENTAL CASH FLOW DISCLOSURE

Changes in Working Capital Other than Cash (a) for the Year Ended December 31,

	(Millions of Dollars)
	2002	2001	2000
Receivables	$23.3	$21.2	$5.8
Materials and supplies	3.1	1.9	(9.0)
Other current assets	51.8	(75.9)	(30.8)
Accounts payable	5.1	(43.2)	3.2
Other current liabilities	(23.8)	16.2	122.7

Total	$59.5	$(79.8)	$91.9

(a)	The amounts shown exclude the effects of acquisitions, dispositions and restructuring charges.

19.	BUSINESS SEGMENTS AND RELATED INFORMATION

We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity (electricity supply business segment), (3) Duquesne Light’s collection of transition costs (CTC business segment), (4) DQE Energy Services’ development, operation and maintenance of energy and alternative fuel facilities (Energy Services business segment), (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment) and (6) DQE Enterprises’ management of electronic commerce and energy technologies investment portfolios (Enterprises business segment). With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an “all other” category, to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our “all other” category are comprised of revenues from our telecommunications business line and included bottled water prior to its sale in 2001.

As of December 31, 2002 and 2001, DQE Financial had investments in equity method investees relating to its landfill gas operations of approximately $15 million and $10 million. For the same periods, DQE Energy Services had a similar investment in an airport project of $9 million and $8 million.

Because AquaSource is reported as a discontinued operation, we no longer report a water distribution business segment. (See Note 13.)

Business Segments for the Twelve Months Ended December 31, 2002

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Enterprises	All Other	Elimina- tions	Consoli- dated
Operating revenues	$350.0	$472.2	$122.4	$54.7	$15.4	$0.9	$5.7	$(1.9)	$1,019.4
Operating expenses	156.1	448.6	5.4	29.3	45.5	2.0	24.8	(0.4)	711.3
Depreciation and amortization expense	56.5	—	112.6	2.1	7.2	0.1	2.0	—	180.5

Operating income (loss)	137.4	23.6	4.4	23.3	(37.3)	(1.2)	(21.1)	(1.5)	127.6
Other income	32.2	—	—	3.7	56.3	(0.2)	2.5	(22.9)	71.6
Interest and other charges	72.4	—	—	0.8	1.7	—	29.8	(21.2)	83.5

Income (loss) before taxes	97.2	23.6	4.4	26.2	17.3	(1.4)	(48.4)	(3.2)	115.7
Income taxes	39.6	9.7	1.5	9.1	(4.5)	(0.5)	(16.9)	—	38.0

Income (loss) before net impairment and restructuring charges	57.6	13.9	2.9	17.1	21.8	(0.9)	(31.5)	(3.2)	77.7
Impairment, net	—	—	—	—	(29.8)	(18.1)	—	—	(47.9)
Restructuring, net	(2.3)	—	—	—	—	—	(0.8)	—	(3.1)

Income (loss) from continuing operations	55.3	13.9	2.9	17.1	(8.0)	(19.0)	(32.3)	(3.2)	26.7
Dividends on preferred stock	—	—	—	—	—	—	0.6	—	0.6

Earnings (loss) from continuing operations available for common stock	$55.3	$13.9	$2.9	$17.1	$(8.0)	$(19.0)	$(32.9)	$(3.2)	$26.1

Assets (a)	$1,921.5	$—	$24.1	$42.3	$570.3	$3.3	$59.1	$—	$2,620.6

Capital expenditures	$72.5	$—	$—	$0.6	$4.3	$—	$6.4	$—	$83.8

(a)	Excludes assets related to discontinued operations.

Business Segments for the Twelve Months Ended December 31, 2001

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Enterprises	All Other	Elimina- tions	Consoli- dated
Operating revenues	$319.6	$430.3	$303.7	$31.3	$22.7	$14.8	$21.9	$(9.0)	$1,135.3
Operating expenses	147.9	430.3	13.5	27.7	42.7	13.4	33.7	(14.4)	694.8
Depreciation and amortization expense	59.7	—	271.3	1.9	3.7	2.4	3.2	—	342.2

Operating income (loss)	112.0	—	18.9	1.7	(23.7)	(1.0)	(15.0)	5.4	98.3
Other income	39.7	—	—	9.2	69.1	17.7	(16.4)	(37.4)	81.9
Interest and other charges	78.4	—	—	0.6	6.0	0.1	48.2	(29.9)	103.4

Income (loss) before taxes	73.3	—	18.9	10.3	39.4	16.6	(79.6)	(2.1)	76.8
Income taxes	28.9	—	6.6	4.0	(1.7)	5.8	(19.9)	—	23.7

Income (loss) before net impairment and restructuring charges	44.4	—	12.3	6.3	41.1	10.8	(59.7)	(2.1)	53.1
Impairment, net	—	—	—	—	(43.7)	(36.1)	—	—	(79.8)
Restructuring, net	(6.7)	—	—	—	—	—	(11.1)	—	(17.8)

Income (loss) from continuing operations	37.7	—	12.3	6.3	(2.6)	(25.3)	(70.8)	(2.1)	(44.5)
Dividends on preferred stock	—	—	—	—	—	—	0.5	—	0.5

Earnings (loss) from continuing operations available for common stock	$37.7	$—	$12.3	$6.3	$(2.6)	$(25.3)	$(71.3)	$(2.1)	$(45.0)

Assets (a)	$1,712.3	$—	$134.3	$35.2	$623.6	$35.2	$232.5	$—	$2,773.1

Capital expenditures	$59.1	$—	$—	$1.4	$52.7	$0.1	$7.1	$—	$120.4

(a)	Excludes assets related to discontinued operations.

Business Segments for the Twelve Months Ended December 31, 2000

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Enterprises	All Other	Elimina- tions	Consoli- dated
Operating revenues	$316.1	$425.4	$334.4	$19.8	$20.8	$22.6	$35.7	$(13.0)	$1,161.8
Operating expenses	167.5	419.9	14.7	21.9	39.9	20.0	62.5	(30.4)	716.0
Depreciation and amortization expense	56.4	2.2	249.6	5.1	3.3	3.4	3.4	—	323.4

Operating income (loss)	92.2	3.3	70.1	(7.2)	(22.4)	(0.8)	(30.2)	17.4	122.4
Other income	37.3	3.0	—	163.8	68.4	9.4	(20.6)	(45.0)	216.3
Interest and other charges	69.5	21.2	—	0.4	9.9	0.7	40.2	(19.4)	122.5

Income (loss) before taxes	60.0	(14.9)	70.1	156.2	36.1	7.9	(91.0)	(8.2)	216.2
Income taxes	23.9	(6.9)	24.5	58.0	(0.7)	2.2	(22.1)	(8.0)	70.9

Income (loss) from continuing operations	36.1	(8.0)	45.6	98.2	36.8	5.7	(68.9)	(0.2)	145.3
Dividends on preferred stock	—	—	—	—	—	—	(0.8)	—	(0.8)

Earnings (loss) from continuing operations available for common stock	$36.1	$(8.0)	$45.6	$98.2	$36.8	$5.7	$(68.1)	$(0.2)	$146.1

Assets (a)	$1,886.2	$—	$396.4	$28.5	$689.6	$163.6	$88.6	$—	$3,352.9

Capital expenditures	$85.1	$4.7	$—	$8.0	$6.0	$0.5	$0.7	$—	$105.0

(a)	Excludes assets related to discontinued operations.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summary of Selected Quarterly Financial Data

	(Millions of Dollars, Except Per Share Amounts)
2002 (a)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Operating revenues	$265.9	$249.4		$273.9	$230.2
Operating income (loss)	21.9	25.7		51.7	(7.1)
Income (loss) from continuing operations	13.5	5.0		30.4	(22.2)
Income (loss) from discontinued operations	3.2	(102.0)		(3.4)	(25.4)
Income before cumulative effect of a change in accounting principle	16.7	(97.0)		27.0	(47.6)
Cumulative effect	(113.7)	—		—	—
Net income (loss)	(97.0)	(97.0	)(b)	27.0 (c)	(47.6	)(d)
Basic earnings (loss) per share:
Continuing operations	0.23	0.09		0.41	(0.30)
Discontinued operations	0.06	(1.78)		(0.05)	(0.34)
Cumulative effect	(2.02)	—		—	—
Total	(1.73)	(1.69)		0.36	(0.64)
Stock price:
High	22.20	21.16		15.57	16.00
Low	19.10	13.58		11.29	14.05

2001 (a)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Operating revenues	$271.1	$280.0		$313.9	$270.3
Operating income (loss)	21.6	27.6		28.8	(74.9)
Income (loss) from continuing operations	10.0	(23.6)		28.0	(58.9)
Income (loss) from discontinued operations	2.2	(98.1)		(5.3)	(7.7)
Net income (loss)	12.2	(121.7	)(e)	22.7	(66.6	)(f)
Basic earnings (loss) per share:
Continuing operations	0.18	(0.42)		0.50	(1.05)
Discontinued operations	0.04	(1.76)		(0.10)	(0.14)
Total	0.22	(2.18)		0.40	(1.19)
Stock price:
High	33.15	30.90		22.57	20.36
Low	28.80	21.00		20.36	16.68

(a)	Quarterly financial information for 2002 and 2001 has been reclassified to present AquaSource and Pro Am as discontinued operations. The quarterly data reflect seasonal weather variations in the electric utility’s service territory.

(b)	Second quarter 2002 results include impairment charges booked at AquaSource ($100.9 million after-tax) and DQE Enterprises ($10.8 million after-tax). These charges are related to asset and investment write-downs. Impairment charges related to AquaSource are included in discontinued operations. (See Notes 3 and 13.)

(c)	Third quarter 2002 results include costs associated with the sale of AquaSource of $7.7 million after-tax. A one-time charge of $1.2 million after-tax for the write-off of costs associated with a discontinued power plant project is also included in third quarter results.

(d)	Fourth quarter 2002 results include impairment charges at DQE Financial and DQE Enterprises of $29.8 million after-tax and $7.3 million after-tax. (See Note 3.) These charges are related to asset and investment write-downs. Restructuring charges at Duquesne Light and DQE of $2.3 million after-tax and $0.8 million after-tax, are also included in fourth quarter results. (See Note 4.) These charges are related to an administrative cost reduction. Costs associated with the sale of AquaSource of $5.7 million after-tax are included in the fourth quarter results. A $21.2 million after-tax loss on the sale of Pro Am is included in the fourth quarter results. Both the costs associated with the sale and the loss on sale are included in discontinued operations. (See Note 13.)

(e)	Second quarter 2001 results include impairment charges booked at AquaSource ($99.7 million after-tax) and DQE Enterprises ($27.7 million after-tax). (See Notes 3 and 13.) These charges are related to asset and investment write-downs.

(f)	Fourth quarter 2001 results include impairment charges at DQE Financial and DQE Enterprises of $43.7 million after-tax, respectively. (See Note 3.) These charges are related to asset and investment write-downs and asset abandonments. Restructuring charges at DQE and Duquesne Light of $11.1 million after-tax and $6.7 million after-tax, respectively, are also included in fourth quarter results. (See Note 4.) These charges are related to the consolidation and relocation associated with our Back-to-Basics strategy.

21. SUBSEQUENT EVENTS

On October 25, 2002, Duquesne Light petitioned the PUC to issue a declaratory order regarding a provision in its retail tariff that affected its largest industrial customer. Orion and Duquesne Light had interpreted the tariff differently. On February 6, 2003 the PUC issued an order, to be effective prospectively, affirming Orion’s interpretation. The effect of this order could increase the customer’s annual billings significantly. The ultimate impact will be influenced by operational changes the customer may make to reduce its energy costs. Duquesne Light is responsible for paying Orion the amount billed, and retains the risk of recovering this increase from the customer, should the customer refuse to pay. This risk is not included in the “normal level” of uncollectible accounts as previously described.

On February 20, 2003, DQE Financial sold its limited partnership investment in one of the natural gas operating partnerships. Proceeds from the sale totaled $18.5 million, and resulted in an after-tax gain of $7.0 million.

In February 2003, Duquesne Light received the Pennsylvania Department of Revenue’s audit findings which assert additional tax due. (See Note 10.)

During the period January 1, 2003 through March 14, 2003, AquaSource completed the sale of its New England contract operations for approximately $1 million; filed its Hart-Scott-Rodino application with the FTC; obtained seven additional jurisdictional approvals; and continues to respond to interrogatories in the remaining four jurisdictions.

On March 14, 2003, AquaSource entered into an agreement to sell its water and wastewater utility construction business to a related party for approximately $7 million before consideration of an earn-out provision. Of the total purchase price, $4 million is in the form of a personally guaranteed promissory note that bears interest at 3.5% per annum and shall be paid in full, including accrued but unpaid interest, on the second anniversary of the closing date. The balance of the purchase price is in the form of cash due at the closing date. Closing of the transaction is anticipated to take place on or near April 1, 2003 and is contingent on the buyer meeting certain obligations. The estimated worth of the earn-out provision is in the range from $0 to $1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to our directors is set forth in and incorporated by reference from the DQE 2003 Proxy Statement. Information relating to our executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION.

Information relating to executive compensation is set forth in and incorporated by reference from the DQE 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the ownership of DQE equity securities by our directors, officers and certain beneficial owners is set forth in and incorporated by reference from the DQE 2003 Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of December 31, 2002:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a), (2)
Equity compensation plans approved by security holders	2,581,653	$24.48	1,727,322

Equity compensation plans not approved by security holders	—	—	—

Total	2,581,653	$24.48	1,727,322

(1)	Includes 1,677,007 shares of common stock issuable upon exercise of options granted under our prior Long-Term Incentive Plan and 811,646 shares of common stock issuable upon exercise of options granted under our 2002 Long-Term Incentive Plan. Includes up to 500,000 shares of restricted stock permitted under our 2002 Long-Term Incentive Plan. Also reflects 93,000 performance shares awarded in 2002 which may or may not be earned by the awardees depending on our achieving certain total shareholder return goals in 2004 and 2005. Does not include the additional 58,500 performance shares awarded in 2003 which may or may not be earned depending on our achieving total shareholder return goals in 2006. Awardees may earn up to 200% of the amounts awarded.

(2)	All of these shares are available under our 2002 Long-Term Incentive Plan. The prior plan was discontinued in 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships and related transactions is set forth in and incorporated by reference from the DQE 2003 Proxy Statement.

PART IV

ITEM 14. CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, management (including our chief executive officer and principal financial officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15d-14(c)). Management concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to management by others within those entities. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following information is set forth in Part II, Item 8:

Independent Auditors’ Report.

Consolidated Statements of Income for the Three Years Ended December 31, 2002.

Consolidated Balance Sheets, December 31, 2002 and 2001.

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002.

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2002.

Consolidated Statements of Retained Earnings for the Three Years Ended December 31, 2002.

Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedule and the related Independent Auditors’ Report are filed here as a part of this Report:

Schedule for the Three Years Ended December 31, 2002:

II—Valuation and Qualifying Accounts.

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

(b) We filed no reports on Form 8-K in the fourth quarter of 2002.

EXHIBITS INDEX

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation of DQE effective January 5, 1989.	Exhibit 3.1 to the DQE Form 10-K for the year ended December 31, 1989.

3.2	Articles of Amendment of DQE effective April 27, 1989.	Exhibit 3.2 to the DQE Form 10-K for the year ended December 31, 1989.

3.3	Articles of Amendment of DQE effective February 8, 1993.	Exhibit 3.3 to the DQE Form 10-K for the year ended December 31, 1992.

3.4	Articles of Amendment of DQE effective May 24, 1994.	Exhibit 3.4 to the DQE Form 10-K for the year ended December 31, 1994

3.5	Articles of Amendment of DQE effective April 20, 1995.	Exhibit 3.5 to the DQE Form 10-K for the year ended December 31, 1995.

3.6	Statement with respect to the Preferred Stock, Series A (Convertible), as filed with the Pennsylvania Department of State on August 29, 1997.	Exhibit 3.1 to the DQE Form 10-Q for the quarter ended September 30, 1997.

3.7	By-Laws of DQE, as amended through February 28, 2002, and as currently in effect.	Exhibit 3.1 to the DQE Form 10-Q for the quarter ended September 30, 2002.

4.1	Indenture dated March 1, 1960, relating to Duquesne Light Company’s 5% Sinking Fund Debentures.	Exhibit 4.3 to the DQE Form 10-K for the year ended December 31, 1989.

4.2	Indenture of Mortgage and Deed of Trust dated as of April 1, 1992, securing Duquesne Light Company’s First Collateral Trust Bonds.	Exhibit 4.3 to Registration Statement (Form S-3) No. 33-52782.

4.3	Supplemental Indentures supplementing the said Indenture of Mortgage and Deed of Trust—

	Supplemental Indenture No. 1.	Exhibit 4.4 to Registration Statement (Form S-3) No. 33-52782.

	Supplemental Indenture No. 2 through Supplemental Indenture No. 4.	Exhibit 4.4 to Registration Statement (Form S-3) No. 33-63602.

Exhibit No.	Description	Method of Filing

	Supplemental Indenture No. 5 through Supplemental Indenture No. 7.	Exhibit 4.6 to the Duquesne Light Form 10-K for the year ended December 31, 1993.

	Supplemental Indenture No. 8 and Supplemental Indenture No. 9.	Exhibit 4.6 to the Duquesne Light Form 10-K for the year ended December 31, 1994.

	Supplemental Indenture No. 10 through Supplemental Indenture No. 12.	Exhibit 4.4 to the Duquesne Light Form 10-K for the year ended December 31, 1995.

	Supplemental Indenture No. 13.	Exhibit 4.3 to the Duquesne Light Form 10-K for the year ended December 31, 1996.

	Supplemental Indenture No. 14.	Exhibit 4.3 to the Duquesne Light Form 10-K for the year ended December 31, 1997.

	Supplemental Indenture No. 15.	Exhibit 4.3 to the Duquesne Light Form 10-K for the year ended December 31, 1999.

	Supplemental Indenture No. 16.	Exhibit 4.3 to the Duquesne Light Form 10-K for the year ended December 31, 1999.

	Supplemental Indenture No. 17 and Supplemental Indenture No. 18.	Exhibit 4.2 to the Duquesne Light Registration Statement (Form S-3) No. 333-72408.

4.4	Amended and Restated Agreement of Limited Partnership of Duquesne Capital L.P., dated as of May 14, 1996.	Exhibit 4.4 to the Duquesne Light Form 10-K for the year ended December 31, 1996.

4.5	Payment and Guarantee Agreement, dated as of May 14, 1996, by Duquesne Light Company with respect to MIPS.	Exhibit 4.5 to the Duquesne Light Form 10-K for the year ended December 31, 1996.

4.6	Indenture, dated as of May 1, 1996, by Duquesne Light Company to the First National Bank of Chicago as Trustee.	Exhibit 4.6 to the Duquesne Light Form 10-K for the year ended December 31, 1996.

4.7	Indenture, dated as of August 1, 1999, from DQE Capital Corporation and DQE to The First National Bank of Chicago, as Trustee.	Exhibit 4.1 to the Form 8-A of DQE Capital Corporation and DQE, filed September 16, 1999.

4.8	Form of Note.	Exhibit 4.2 to the Form 8-A of DQE Capital Corporation and DQE, filed September 16, 1999.

10.1	Deferred Compensation Plan for Directors of Duquesne Light Company, as amended to date	Exhibit 10.1 to the DQE Form 10-K for the year ended December 31, 1992.

Exhibit No.	Description	Method of Filing

10.2	Incentive Compensation Program for Certain Executive Officers of Duquesne Light Company, as amended to date.	Exhibit 10.2 to the DQE Form 10-K for the year ended December 31, 1992.

10.3	Description of Duquesne Light Company Pension Service Supplement Program.	Exhibit 10.3 to the DQE Form 10-K for the year ended December 31, 1992.

10.4	DQE, Inc. 1996 Stock Plan for Non-Employee Directors, as amended.	Exhibit 10.1 to the DQE Form 10-Q for the quarter ended September 30, 2000.

10.5	Duquesne Light/DQE Charitable Giving Program, as amended.	Exhibit 10.6 to the Form 10-K Annual Report of DQE for the year ended December 31, 2001.

10.6	Employment Agreement dated as of September 14, 2001 between DQE and Morgan K. O’Brien.	Exhibit 10.8 to the DQE Form 10-K for the year ended December 21, 2001.

10.7	Retention Agreement dated as of February 28, 2002 between AquaSource and Frank A. Hoffmann.	Exhibit 10.9 to the DQE Form 10-K for the year ended December 21, 2001.

10.8	Non-Competition and Confidentiality Agreement dated as of September 14, 2001, between DQE and Morgan K. O’Brien.	Exhibit 10.13 to the DQE Form 10-K for the year ended December 21, 2001.

10.9	Composite Non-Competition and Confidentiality Agreement dated as of August 17, 2000 and amended as of February 28, 2002, between AquaSource and Frank A. Hoffmann.	Exhibit 10.14 to the DQE Form 10-K for the year ended December 21, 2001.

10.10	Non-Competition and Confidentiality Agreement dated as of October 21, 1996 between DQE, Duquesne Light and Victor A. Roque.	Exhibit 10.15 to the DQE Form 10-K for the year ended December 21, 2001.

10.11	Non-Competition and Confidentiality Agreement dated as of August 1, 2000 between Duquesne Light and Joseph G. Belechak.	Exhibit 10.7 to the Duquesne Light Form 10-K for the year ended December 31, 2001.

10.12	Non-Competition and Confidentiality Agreement dated as of April 2, 1997 between Duquesne Light and Maureen L. Hogel.	Exhibit 10.8 to the Duquesne Light Form 10-K for the year ended December 31, 2001.

10.13	POLR Agreement, dated as of September 24, 1999 by and between Duquesne Light Company and Orion Power Holdings, Inc.	Exhibit 2.2 to the DQE Form 8-K September 24, 1999.

10.14	Amended and Restated POLR II Agreement by and between Duquesne Light Company and Orion Power MidWest, L.P., dated as of December 7, 2000.	Exhibit 10.12 to the Duquesne Light Form 10-K for the year ended December 31, 2000.

10.15	Purchase Agreement by and among AquaSource, DQE, Philadelphia Suburban Corporation and Aqua Acquisition Corporation, dated as of July 29, 2002.	Exhibit 10.1 to the DQE Form 10-Q for the quarter ended June 30, 2002.

10.16	LLC Purchase Agreement by and among AquaSource, DQE, and Southwest Water Company, dated as of September 14, 2002.	Exhibit 10.1 to the DQE Form 10-Q for the quarter ended September 30, 2002.

10.17	LLC Purchase Agreement by and between AquaSource, Inc. and Fudd & Dudd Acquisition LLC, dated as of March 14, 2002.	Filed here.

Exhibit No.	Description	Method of Filing

12.1	Ratio of Earnings to Fixed Charges.	Filed here.

21.1	Subsidiaries of the registrant.	Filed here.

23.1	Independent Auditors’ Consent.	Filed here.

24.1	Powers of Attorney.	Filed here.

99.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed here.

Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of our stock as of February 28, 2003, subject to payment in advance of the cost of reproducing the exhibits requested.

SCHEDULE II

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

	(Millions of Dollars)
	Column B	Column C	Column D	Column E	Column F
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Year
Year Ended December 31, 2002 Reserve Deducted from the Asset to which it applies:
Allowance for uncollectible accounts	$6.3	$21.3	$2.7	$22.6	$7.7

Year Ended December 31, 2001 Reserve Deducted from the Asset to which it applies:
Allowance for uncollectible accounts	$9.8	$7.9	$2.6	$14.0	$6.3

Year Ended December 31, 2000 Reserve Deducted from the Asset to which it applies:
Allowance for uncollectible accounts	$8.7	$8.5	$2.6	$10.0	$9.8

Notes:	(A) Recovery of accounts previously written off.

    (B) Accounts receivable written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DQE (Registrant)

Date: March 20, 2003	By:	/s/ MORGAN K. O’BRIEN
(Signature) Morgan K. O’Brien President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MORGAN K. O’BRIEN Morgan K. O’Brien	President, Chief Executive Officer and Director	March 20, 2003

/s/ STEVAN R. SCHOTT Stevan R. Schott	Vice President and Controller (Principal Financial and Accounting Officer)	March 20, 2003

* Daniel Berg	Director

* Doreen E. Boyce	Director

* Robert P. Bozzone	Director

* Charles C. Cohen	Director

* Sigo Falk	Director

Joseph C. Guyaux	Director

* David M. Kelly	Director

* Steven S. Rogers	Director

* Eric W. Springer	Director

* John D. Turner	Director

*By	/s/ STEVAN R. SCHOTT	Attorney-in-Fact	March 20, 2003

CERTIFICATIONS

I, Morgan K. O’Brien, Chief Executive Officer and President of DQE, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of DQE, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.lp12

Date: March 20, 2003

/s/ MORGAN K. O’BRIEN
Morgan K. O’Brien Chief Executive Officer and President

I, Stevan R. Schott, Vice President and Controller of DQE, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of DQE, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ STEVAN R. SCHOTT
Stevan R. Schott Vice President and Controller (Principal Financial Officer)