Form 10-Q
period 2003-03-31
DQE INC
filed 2003-05-15
CIK 846930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number
1-10290

DQE, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1598483

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Seventh Avenue Pittsburgh, Pennsylvania 15219

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code:  (412) 393-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

DQE Common Stock, no par value - 74,806,511 shares outstanding as of April 30, 2003.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

DQE Condensed Consolidated Statements of Income (Unaudited)
(All amounts in millions, expect per share data)

	Three Months Ended March 31,

	2003	2002

Operating Revenues:
Retail sales of electricity	$193.4	$244.2
Other	26.9	24.3

Total Operating Revenues	220.3	268.5

Operating Expenses:
Purchased power	96.4	98.9
Other operating and maintenance	50.1	51.1
Depreciation and amortization	23.3	77.2
Taxes other than income taxes	13.7	16.8

Total Operating Expenses	183.5	244.0

Operating Income	36.8	24.5
Other Income	25.3	17.4
Interest and Other Charges	19.2	21.6

Income from Continuing Operations Before Income Taxes	42.9	20.3
Income Taxes	15.0	6.8

Income from Continuing Operations	27.9	13.5
Income from Discontinued Operations, Net of Tax	1.7	3.2

Income Before Cumulative Effect of Change in Accounting Principle	29.6	16.7
Cumulative Effect of Change in Accounting Principle	—	(113.7)

Net Income (Loss)	29.6	(97.0)
Dividends on Preferred Stock	0.2	0.2

Earnings (Loss) Available for Common Stock	$29.4	$(97.2)

Average Number of Common Shares Outstanding	74.5	56.2

Basic Earnings (Loss) Per Share of Common Stock
Earnings from Continuing Operations	$0.37	$0.23
Earnings from Discontinued Operations	0.02	0.06
Cumulative Effect of Change in Accounting Principle	—	(2.02)

Basic Earnings (Loss) Per Share of Common Stock	$0.39	$(1.73)

Diluted Earnings (Loss) Per Share of Common Stock:
Earnings from Continuing Operations	$0.37	$0.23
Earnings from Discontinued Operations	0.02	0.06
Cumulative Effect of Change in Accounting Principle	—	(1.99)

Diluted Earnings (Loss) Per Share of Common Stock	$0.39	$(1.70)

Dividends Declared Per Share of Common Stock	$0.25	$0.42

See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)

	March 31, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and temporary cash investments	$71.7	$93.9
Receivables - net	119.9	133.9
Other	77.9	55.8
Discontinued operations	186.7	190.7

Total Current Assets	456.2	474.3

Long-Term Investments	570.9	573.5

Property, Plant and Equipment:
Gross property, plant and equipment	2,108.8	2,100.1
Less: Accumulated depreciation and amortization	(685.5)	(674.6)

Total Property, Plant and Equipment – Net	1,423.3	1,425.5

Other Non-Current Assets:
Regulatory assets	280.1	280.3
Transition costs	17.6	24.1
Other	32.3	33.6

Total Other Non-Current Assets	330.0	338.0

Total Assets	$2,780.4	$2,811.3

CAPITALIZATION AND LIABILITIES
Current Liabilities:
Notes payable and current debt maturities	$1.0	$1.0
Other	196.3	208.0
Discontinued operations	43.4	54.9

Total Current Liabilities	240.7	263.9

Non-Current Liabilities:
Deferred income taxes – net	593.8	610.3
Deferred income	12.9	12.8
Other	143.7	146.5

Total Non-Current Liabilities	750.4	769.6

Commitments and contingencies (Note G)
Capitalization:
Long-term debt	1,079.7	1,082.0
DLC obligated mandatorily redeemable preferred securities	150.0	150.0

Preferred Stock:
DQE preferred stock	22.4	22.4
Preferred stock of subsidiaries	61.6	61.6
Preference stock of subsidiaries	9.1	9.2

Total Preferred Stock	93.1	93.2

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 shares)	1,219.1	1,219.1
Retained earnings	461.8	452.9
Treasury stock (at cost) (52,358,440 and 52,584,174 shares)	(1,213.9)	(1,219.1)
Accumulated other comprehensive loss	(0.5)	(0.3)

Total Common Shareholders’ Equity	466.5	452.6

Total Capitalization	1,789.3	1,777.8

Total Liabilities and Capitalization	$2,780.4	$2,811.3

See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)

	Three Months Ended March 31,

	2003	2002

Cash Flows From Operating Activities:
Operations	$39.8	$91.8
Changes in working capital other than cash	(17.9)	(49.3)
Cash flows from discontinued operations	(7.5)	(14.2)
Other	(21.3)	17.4

Net Cash (Used in) Provided by Operating Activities	(6.9)	45.7

Cash Flows From Investing Activities:
Capital expenditures	(14.0)	(16.6)
Proceeds from disposition of investments	18.5	17.6
Collection of note receivable	—	7.0
Other	(2.1)	1.2

Net Cash Provided by Investing Activities	2.4	9.2

Cash Flows From Financing Activities:
Commercial paper borrowings (Note E)	—	98.0
Reductions of long-term obligations (Note E)	(2.0)	(150.0)
Dividends on common and preferred stock	(16.1)	(19.2)
Other	0.4	9.7

Net Cash Used in Financing Activities	(17.7)	(61.5)

Net decrease in cash and temporary cash investments	(22.2)	(6.6)
Cash and temporary cash investments at beginning of period	93.9	7.2

Cash and temporary cash investments at end of period	$71.7	$0.6

See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	(Millions of Dollars)

	Three Months Ended March 31,

	2003	2002

Net income (loss)	29.6	(97.0)

Other comprehensive income:
Unrealized holding losses arising during the period, net of tax of $(0.1) and $(1.9)	(0.2)	(3.5)

Comprehensive Income (Loss)	29.4	(100.5)

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	CONSOLIDATION AND ACCOUNTING POLICIES

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

Continuing Operations

          Duquesne Light Company, our largest subsidiary, is an electric utility engaged in the supply (as provider of last resort), transmission and distribution of electric energy.

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

Discontinued Operations

          AquaSource, Inc. is a water resource management company.  We have entered into agreements to dispose of all of AquaSource’s assets. AquaSource is now reported as a discontinued operation. (See Note H.)

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

          As a result of our PUC-approved restructuring plan in 1998, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Pursuant to the PUC’s final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note B.) These assets are currently being recovered over a period of approximately 28 years and are not earning a rate of return.

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

          The interim financial information for the three month period ended March 31, 2003 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

          These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full year.

Stock-Based Compensation

          In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition for companies that voluntarily adopt the fair value based method of accounting for stock-based employee compensation. This standard also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” by requiring prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and prescribing a specific tabular format to show the effect of the method used on reported results.

          We continue to account for our stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

          Prior to December 2001, no compensation expense was recorded on certain option grants because the option terms were fixed and the exercise price equaled the market price of the DQE common stock on the date of grant. However, some option grants have stock appreciation rights (SARs) and/or dividend equivalent accounts (DEAs) attached to the option. We recognize compensation expense for the SARs and DEAs, as appropriate. Compensation expense for the SARs is based upon the quoted market price of DQE common stock at month end.

          The December 2001 and December 2002 option grants are performance-based option awards that become exercisable, subject to an 18-month vesting provision, only if the average of the DQE common stock price over 30 consecutive trading days exceeds certain target prices. We recognize compensation expense for these options when the performance criteria have been met, spreading the expense over the vesting period, if applicable.

          The following table illustrates the effect on reported income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123.

(Millions of Dollars, Except Per Share Amounts)

	For the Three Months Ended March 31,

	2003	2002

Reported net income (loss)	$29.6	$(97.0)
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.1	0.2
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(0.4)	(0.3)

Proforma net income (loss)	$29.3	$(97.1)

Basic earnings (loss) per share:
Reported	$0.39	$(1.73)
Proforma	$0.39	$(1.73)

Diluted earnings (loss) per share:
Reported	$0.39	$(1.70)
Proforma	$0.38	$(1.70)

Earnings Per Share

          Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, DQE preferred stock and stock options, unless a loss from continuing operations occurs as the inclusion of these shares would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted earnings per share for the three months ended March 31, 2003 and March 31, 2002.

Diluted Earnings Per Share
For the Three Months Ended March 31,

(Millions of Dollars)	2003	2002

Income from continuing operations	$27.9	$13.5
Less: Preferred dividends	0.2	0.2

Earnings from continuing operations for common stock	27.7	13.3
Dilutive effect of:
ESOP dividends	0.4	—
Preferred stock dividends	0.2	0.2

Diluted Earnings from Continuing Operations for Common Stock	$28.3	$13.5

(Millions of Shares)	2003	2002

Basic average shares	74.5	56.2
Dilutive effect of:
ESOP shares	1.3	—
DQE preferred stock	1.6	0.8
Stock options	—	0.1

Diluted average shares	77.4	57.1

Diluted Earnings Per Share from Continuing Operations	$0.37	$0.23

Recent Accounting Pronouncements

          On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which had no impact on our financial position, results of operations or cash flows. (See Note G for discussion of guarantees.)

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of variable interest entities (VIE’s) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. FIN 46 applies immediately to VIE’s created after January 31, 2003 and to VIE’s in which an enterprise obtains an interest after January 31, 2003. For VIE’s created earlier, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Several of our subsidiaries invest in entities, such as affordable housing partnerships, service agreements and structured lease transactions, which may be considered VIE’s. We do not believe that the adoption of FIN 46 will have a material impact on our consolidated financial position, earnings or cash flows.

Reclassification

          The 2002 condensed consolidated financial statements have been reclassified to conform with the 2003 presentation.

B.	RATE MATTERS

Competitive Transition Charge

          Under Customer Choice, customers must choose to receive their electric energy from an alternative generation supplier or through our provider-of-last-resort (POLR) arrangements:  POLR I, which applies so long as a rate class’s CTC is still being collected, and POLR II, which applies from full CTC collection for a rate class through December 31, 2004. Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light transmission and distribution charges and the CTC (unless the CTC has already been collected for a customer’s rate class).

          Duquesne Light has completed the CTC collection from most of its customers. As of March 31, 2003, the CTC balance has been fully collected for approximately 99% of customers, representing approximately 89% of the megawatt-hour (MWh) sales for the first quarter of 2003. The transition costs, as reflected on the condensed consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11.0% pre-tax return on the net of tax CTC balance.

Provider of Last Resort

          Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s POLR supplier. POLR II permits Duquesne Light a margin per MWh supplied based on the mix of rate classes, and number of customers, participating in POLR II. Except for this margin, POLR I and POLR II effectively transfer to Orion the financial risks and rewards associated with Duquesne Light’s POLR obligations. As of March

31, 2003, approximately 73% of Duquesne Light’s customers, measured on a MWh basis, received electricity through POLR I or POLR II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

          On February 21, 2003, the customer petitioned the PUC to reconsider its ruling, which the PUC denied, leaving the original February 6, 2003 order in effect.  The customer has until May 31, 2003 to appeal to the Commonwealth Court of Pennsylvania.

Discontinued Operations

          In March 2001, AquaSource filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) to increase water and sewer rates for Utility Center, Inc., AquaSource’s largest regulated subsidiary. In the fourth quarter of 2002, the IURC issued a new order approving an 8% increase; however, AquaSource is meeting with the IURC and other parties to address certain technical amendments.

          In December 2002, AquaSource filed a rate increase petition in Sarasota County, Florida. No order is anticipated before the first quarter of 2004. The final rate outcomes in Indiana and Florida may cause purchase price adjustments under the sale agreement with Philadelphia Suburban Corporation (PSC). (See Note H.)

C.	RECEIVABLES

          The components of receivables for the periods indicated are as follows:

	(Millions of Dollars)

	March 31, 2003	December 31, 2002

Electric customers	$73.9	$80.4
Unbilled electric customers	26.0	31.9
Other electric utilities	3.3	2.1
Other	23.7	27.2
Less: Allowance for uncollectible accounts	(7.0)	(7.7)

Total	$119.9	$133.9

D.	RESTRUCTURING

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

          During the fourth quarter of 2002, we recorded a pre-tax restructuring charge of $4.2 million related to further consolidation and centralization of certain administrative functions.  The 2002 restructuring charge primarily includes severance costs for 18 executive, management, professional and administrative personnel, all of whom were terminated by March 31, 2003.

          In 2003, we increased our 2002 restructuring liability and restructuring expense by approximately $0.7 million for revised estimates of severance benefits to be paid under the 2002 restructuring plan.  Offsetting this increase was a decrease to the 2001 restructuring liability and restructuring expense of $1.0 million resulting from future sublease income for one of our abandoned office locations.

          The following table summarizes the restructuring activities for both the 2001 and 2002 restructuring plans for the three months ended March 31, 2003.

Restructuring Liability

	(Millions of Dollars)

	Employee Termination Benefits	Lease Costs	Total

Balance, December 31, 2002 (a)	$8.3	$4.8	$13.1
Payments on 2001	(0.5)	(0.6)	(1.1)
Payments on 2002	(1.4)	—	(1.4)
Adjustments to 2001	—	(1.0)	(1.0)
Adjustments to 2002	0.7	—	0.7

Balance, March 31, 2003 (a)	$7.1	$3.2	$10.3

(a)	Excludes $2.3 million and $1.2 million of restructuring liabilities as of December 31, 2002 and March 31, 2003 that are included in discontinued operations.

          The combined remaining restructuring liability as of March 31, 2003 was $10.3 million, and is included in other liabilities on the condensed consolidated balance sheets.  We believe that the remaining provision is adequate to complete the restructuring plan.  We expect that the remaining restructuring liability will be paid on a monthly basis throughout 2006.

E.	DEBT

          In March 2003, we redeemed two long-term loans with principal amounts totaling $2.0 million relating to investments at DQE Financial.

          In January 2002, we refinanced $150 million of matured DQE Capital floating rate notes primarily through the issuance of commercial paper. Cash generated from operations and equity offering proceeds was used to repay this debt in full during 2002.

F.	CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

          SFAS No. 142, “Goodwill and Other Intangible Assets,” established financial accounting and reporting for acquired goodwill and other intangible assets. This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but, instead, be tested at least annually for impairment, and more frequently if certain indicators appear. We adopted this standard effective January 1, 2002, and accordingly ceased amortization of goodwill, our only intangible asset with an indefinite useful life.  Any impairment measured as of the date of adoption would be recognized as the cumulative effect of a change in accounting principle.

          Our goodwill related to both our water resource management and propane delivery businesses.  We had independent valuations performed on both of these reporting units in order to determine their fair values as of January 1, 2002. These valuations indicated that the fair values of both reporting units were less than their carrying values, an indication of impairment. We then assessed the fair value of the tangible assets and liabilities of each of these reporting units, and determined that substantially all of the goodwill related to the water distribution reporting unit and a portion of the goodwill related to the propane delivery reporting unit was impaired as of January 1, 2002. The valuation of the water distribution reporting unit was further supported by the terms of the July 29, 2002 agreement to sell a substantial portion of AquaSource’s total assets, for a purchase price that was significantly less than the carrying amount of the reporting unit. Accordingly, we recognized a $113.7 million charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value, consisting of $103.0 million related to water distribution and $10.7 million related to propane delivery. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge. As of December 31, 2002 we had no goodwill remaining.

G.	COMMITMENTS AND CONTINGENCIES

Construction

          Continuing Operations.  In the first quarter of 2003, we spent approximately $14 million for electric utility construction. We made no capital expenditures relating to our other business lines. We estimate that in 2003 we will spend approximately $70 million for electric utility construction, and $5 million for construction by our other business lines.

          Discontinued Operations.  In the first quarter of 2003, we spent approximately $6 million for water utility construction. Future capital expenditures related to AquaSource are expected to be $3 million to $5 million on a monthly basis, mainly for environmental compliance purposes. The total capital expenditures for water utility construction in 2003 will depend, in part, on the timing of the sale of our AquaSource investment to PSC. (See Note H.)

Guarantees

          As part of our investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. This group of guarantees will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield before their expiration, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees was $68.7 million as of March 31, 2003. Of the fees received from third-party investors, a portion amounting to $10.1 million has been deferred to absorb any payments or tax recapture with respect to our guarantees. Based on an evaluation of and recent experience with the underlying housing projects, we believe that such deferrals are ample for this purpose.

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

          In conjunction with certain transactions, primarily divestitures, we provide routine indemnifications (e.g., retention of previously existing environmental, tax and employee liabilities) whose terms range in duration and often are not explicitly defined. Where appropriate, an obligation for such indemnifications is recorded as a liability. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, historically we have not made significant payments for these indemnifications.

Employees

          Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents 943 of Duquesne Light’s 1,297 employees. This contract expires September 30, 2003.

Pension Plans

          Duquesne Light has an obligation to contribute approximately $32.1 million to its pension plans over future years, resulting from the PUC-approved recovery of costs associated with Duquesne Light’s 1999 early retirement program.

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

          Fresh Kills. GSF Energy, LLC (a DQE Financial subsidiary) has a 20 year concession agreement for the gas rights to New York City’s Fresh Kills landfill. GSF also maintains an investment in a gas processing facility at the landfill and was constructing additional processing capacity when the World Trade Center tragedy occurred. The debris from the World Trade Center was transported to the Fresh Kills landfill and currently rests on top of the landfill’s largest hill. During 2002, GSF realized reductions in available gas due to the continued effects of the World Trade Center debris as well as other actions taken by the New York City Department of Sanitation resulting in further damage to its gas collection system. On January 16, 2003, GSF initiated litigation against the City of New York acting by and through its Department of Sanitation in the United States District Court for the Southern District of New York. Concurrently, GSF tendered notice of its intent to surrender the concession agreement in 180 days as permitted by the concession agreement.

          The complaint seeks rescission of the concession agreement and related relief and seeks an injunction to prevent the Department of Sanitation from taking any action to declare an event of default under the concession agreement, accelerate payment under a promissory note or draw on letters of credit supporting GSF’s obligations thereunder. On that same date, GSF filed a notice of claim with the New York City Comptroller seeking monetary relief as an alternative to its rescission and other claims set forth in the complaint. The 180 day surrender period has been extended until October 28, 2003 as part of the parties’ effort to determine whether the litigation can be settled.

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

          Although we expect to make additional deposits of at least $80 million with the IRS with respect to any adjustments which may ultimately be proposed, such deposits have not been made. As of December 31, 2002, we had federal income tax credits of $63.4 million  and capital losses of $32.8 million, generated in current and prior years, that are available to offset a portion of any assessment of additional tax made by the IRS. The tax years 1998 through 2002 remain subject to IRS review.

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

Preferred Stock

          As of March 31, 2003, 223,520 shares of our Preferred Stock, Series A (Convertible) were outstanding. Each share is convertible at our option into the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date. In 2002, we issued 60,000 shares to AquaSource minority investors in connection with the settlement of litigation. The AquaSource minority investors have a put option to sell no less than all of their shares on the earlier of (1) the closing of the AquaSource divestiture (currently anticipated in the third quarter), or (2) October 7, 2004. Our purchase price will be the $100 liquidation value per share, payable at our election in cash or common stock.

          Each unredeemed share of preferred stock (including the 60,000 shares issued to the minority AquaSource minority investors) will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance.

H.	DISCONTINUED OPERATIONS

          In 2002 and 2003 we entered into agreements to sell our investment in AquaSource (described below).  In December 2002, we sold Pro Am, our propane distribution business.  Accordingly, these subsidiaries have been reflected as discontinued operations in the condensed consolidated financial statements for both years.

          On March 31, 2003, AquaSource sold its water and wastewater utility construction business to a related party for approximately $7 million before consideration of an earn-out provision. Of the total purchase price, $3.3 million is in the form of a personally guaranteed promissory note that bears interest at 3.5% per annum and shall be paid in full, including accrued but unpaid interest, on the second anniversary of the closing date. The estimated worth of the earn-out provision is in the range from $0 to $1 million.  Also in the first quarter of 2003, AquaSource sold its New England contract operations for approximately $1 million.

          In July 2002, we entered into an agreement to sell AquaSource’s investor-owned water utilities (and selected operating and maintenance contract operations in seven states that are closely integrated with such utilities) to PSC for approximately $205 million in cash. The businesses being acquired represent a significant portion of AquaSource’s remaining assets. The final purchase price could vary from $180 to $215 million, as various purchase price adjustments are applied. These adjustments relate to the achievement of specific operating performance metrics during the interim period until closing, involving revenue, rate base and customer connections.

          In August 2002, we announced the sale of an AquaSource water utility subsidiary to California Water Services Group for $7.7 million, subject to purchase price adjustments. This sale was contemplated as an option under our agreement with PSC, and a purchase price adjustment (in addition to those discussed above) will be applied with respect to the assets to be acquired by PSC.

          AquaSource requires approvals from 13 states and local utility regulatory agencies and the Federal Trade Commission (FTC) in order to close the above-described divestitures. All 13 utility regulatory filings were completed in late 2002.

          On November 22, 2002, we sold the majority of AquaSource’s contract operations business to Southwest Water Company for $10.3 million.

          The following table summarizes income statement data from discontinued operations:

	(Millions of Dollars)

	Three Months Ended March 31,

	2003	2002

Revenues	$18.5	$42.1
Operating results, net of tax of $0.7 and $1.7	1.7	3.2

          The following table summarizes major assets and liabilities of discontinued operations:

	(Millions of Dollars)

	March 31, 2003	December 31, 2002

Other current assets	$29.1	$36.1
Property and equipment, net	157.6	154.6
Other current liabilities	33.0	44.3
Debt	10.4	10.6

I.	BUSINESS SEGMENTS AND RELATED INFORMATION

          We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity (electricity supply business segment), (3) Duquesne Light’s collection of transition costs (CTC business segment), (4) DQE Energy Services’ development, operation and maintenance of energy and alternative fuel facilities (Energy Services business segment), and (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment). Effective January 1, 2003, our subsidiary, DQE Enterprises, Inc., no longer meets the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Therefore, we no longer report an Enterprises business segment. We also report an “all other” category, to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our “all other” category are comprised of revenues from our telecommunications business line and, until its sale in 2002, revenue from an energy services investment held by DQE Enterprises.

Business Segments for the Three Months Ended:

	(Millions of Dollars)

	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Other	Eliminations	Consolidated

March 31, 2003
Operating revenues	$82.5	$109.8	$7.0	$12.5	$7.2	$1.6	$(0.3)	$220.3
Operating expenses	38.2	101.1	0.3	7.0	10.5	3.2	(0.1)	160.2
Depreciation and amortization expense	15.0	—	6.5	0.5	0.5	0.8	—	23.3

Operating income (loss)	29.3	8.7	0.2	5.0	(3.8)	(2.4)	(0.2)	36.8
Other income	5.5	—	—	0.7	23.1	0.5	(4.5)	25.3
Interest and other charges	16.6	—	—	—	0.5	6.3	(4.2)	19.2

Income (loss) before taxes	18.2	8.7	0.2	5.7	18.8	(8.2)	(0.5)	42.9
Income taxes	7.5	3.6	0.1	2.0	4.4	(2.6)	—	15.0

Income (loss) from continuing operations	10.7	5.1	0.1	3.7	14.4	(5.6)	(0.5)	27.9
Dividends on preferred stock	—	—	—	—	—	(0.2)	—	(0.2)

Earnings (loss) from continuing operations available for common stock	$10.7	$5.1	$0.1	$3.7	$14.4	$(5.8)	$(0.5)	$27.7

Assets (a)	$1,898.6	$—	$17.6	$37.9	$572.5	$67.1	$—	$2,593.7

Capital expenditures	$14.0	$—	$—	$—	$—	$—	$—	$14.0

(a)  Excludes assets related to discontinued operations.

Business Segments for the Three Months Ended:

	(Millions of Dollars)

	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Other	Eliminations	Consolidated

March 31, 2002
Operating revenues	$80.2	$104.2	$65.0	$10.8	$6.6	$2.1	$(0.4)	$268.5
Operating expenses	33.8	103.6	2.9	6.3	12.0	9.1	(0.9)	166.8
Depreciation and amortization expense	14.2	—	60.1	0.5	1.6	0.8	—	77.2

Operating income (loss)	32.2	0.6	2.0	4.0	(7.0)	(7.8)	0.5	24.5
Other income	12.2	—	—	0.4	12.4	0.2	(7.8)	17.4
Interest and other charges	18.9	—	—	0.1	0.2	8.7	(6.3)	21.6

Income (loss) before taxes	25.5	0.6	2.0	4.3	5.2	(16.3)	(1.0)	20.3
Income taxes	10.3	0.1	0.7	1.4	0.1	(5.8)	—	6.8

Income (loss) from continuing operations	15.2	0.5	1.3	2.9	5.1	(10.5)	(1.0)	13.5
Dividends on preferred stock	—	—	—	—	—	0.2	—	0.2

Earnings (loss) from continuing operations available for common stock	$15.2	$0.5	$1.3	$2.9	$5.1	$(10.7)	$(1.0)	$13.3

Assets (a)	$1,921.5	$—	$24.1	$42.3	$570.3	$62.4	$—	$2,620.6

Capital expenditures	$13.9	$—	$—	$0.2	$1.9	$0.6	$—	$16.6

(a)  Relates to assets as of December 31, 2002 and excludes assets related to discontinued operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth in Part I, Item 1 of this Report.

          DQE, Inc. is an energy services holding company formed in 1989 to serve as the holding company for Duquesne Light and to engage in unregulated energy and related businesses. Our subsidiaries include those discussed below.

Continuing Operations

          Duquesne Light Company, our largest subsidiary, is an electric utility engaged in the supply (as provider of last resort), transmission and distribution of electric energy.

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

Discontinued Operations

          AquaSource, Inc. is a water resource management company. We have entered into agreements to dispose of all of AquaSource’s assets. The final sale is expected to be completed in the third quarter of 2003. AquaSource is reported as a discontinued operation. (See Note H.)

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

Discontinued Operations

          As of March 31, 2003, AquaSource provided water utility service to more than 185,000 water and wastewater customer connections in 12 states.

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

Business Segments

          This information is set forth under “Results of Operations” below and in Note I to our condensed consolidated financial statements.

Recent Accounting Pronouncements

          See Note A for a discussion of recent accounting pronouncements.

Critical Accounting Policies

          As of March 31, 2003, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the Year ended December 31, 2002. The policies disclosed included the accounting for: the effects of regulation, unbilled energy revenues, impairment of long-lived assets and investments, pension and other postretirement benefit plan assumptions, income taxes and contingent liabilities.

RESULTS OF OPERATIONS

Overall Performance

          Three months ended March 31, 2003. Our earnings attributable to common shareholders were $29.4 million, or $0.39 per share, in the first quarter of 2003, compared to a loss attributable to common shareholders of $97.2 million, or $1.73 per share, in the first quarter of 2002.  Included in the first quarter 2002 results was a charge of $113.7 million, or $2.02 per share, from the cumulative effect of a change in accounting principle related to the impairment of goodwill resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective as of January 1, 2002. (See Note F.) The average shares outstanding increased 18.3 million, or 32.6%, compared to the first quarter of 2002 principally due to our June 2002 common stock offering.

          Included in the earnings above is income from discontinued operations of $1.7 million, or $0.02 per share, in the first quarter of 2003, compared to income of $3.2 million, or $0.06 per share, in the first quarter of 2002.  The 2002 income from discontinued operations included the results of the propane distribution business of Pro Am, which was sold in December 2002.

          Our earnings from continuing operations available for common shareholders were $27.7 million, or $0.37 per share, in the first quarter of 2003, compared to $13.3 million, or $0.23 per share, in the first quarter of 2002, before the cumulative effect of a change in accounting principle, described above.

          The increase in earnings from continuing operations of $14.4 million is primarily due to the following factors:

•

Duquesne Light began operating under its new provider-of-last-resort arrangement (POLR II, described below) in 2002; however, only 6% of  the megawatt-hours (MWh) supplied during the first quarter of 2002 were subject to the POLR II rates, while over 75% of the MWh supplied during the first quarter of 2003 were subject to the POLR II rates. This resulted in a $4.6 million increase in earnings from the electricity supply business segment compared to the first quarter of 2002.

•

DQE Financial sold its limited partnership investment in a natural gas operating partnership and recognized an after-tax gain of $7.0 million in the first quarter of 2003. Earnings from DQE Financial also increased $2.3 million, primarily as a result of higher gas sales prices during the first quarter of 2003.

•	Earnings from DQE Energy Services increased $0.8 million, primarily as a result of higher profits from its alternative fuel operations during the first quarter of 2003.

•

During the first quarter of 2002, DQE Communications recorded a $3.5 million after-tax charge related to the write-off of a receivable from a telecommunications customer who filed for bankruptcy protection in March 2002.  There were no similar charges during the first quarter of 2003.

          The increases in earnings from continuing operations described above were partially offset by the following factors:

•	Earnings from the electricity delivery business segment declined $4.5 million, primarily as a result of higher operating expenses and lower other income as described below.

•	Earnings from the CTC business segment declined $1.2 million as we completed collection of the CTC balance from additional customer rate classes.

Results of Operations by Business Segment

          We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity (electricity supply business segment), (3) Duquesne Light’s collection of transition costs (CTC business segment), (4) DQE Energy Services’ development, operation and maintenance of energy facilities and, for a single customer, alternative fuel facilities (Energy Services business segment), and (5) DQE Financial’s collection and processing of landfill gas and the management of structured finance and alternative energy investments (Financial business segment).

          Effective January 1, 2003, our subsidiary, DQE Enterprises, Inc., no longer meets the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Therefore, we no longer report an Enterprises business segment.

          We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates.

          We have restated prior periods where appropriate to present segment information consistent with the manner that is currently used by management. Note I shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

Electricity Delivery Business Segment.

          Three months ended March 31, 2003. The electricity delivery business segment reported $10.7 million of earnings in the first quarter of 2003 compared to $15.2 million in the first quarter of 2002, a decrease of $4.5 million, or 29.6%, as a result of higher operating expenses and lower other income.

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

          Operating revenues increased by $2.3 million or 2.9% compared to the first quarter of 2002. The increase can be primarily attributed to the 3.8% increase in MWh sales to customers from 2002.

          The Pittsburgh region’s colder than normal winter temperatures in 2003 resulted in residential and commercial sales increasing 9.8% and 3.5%, respectively, compared to 2002, in response to higher heating demands. Industrial sales, which are less sensitive to the weather, decreased by 2.3% primarily due to lower sales to durable goods manufacturers during the first quarter of 2003. The following table sets forth MWh delivered to electric utility customers.

	MWh Delivered

	(In Thousands)

First Quarter	2003	2002	Change

Residential	979	892	9.8%
Commercial	1,566	1,513	3.5%
Industrial	801	820	(2.3)%

Sales to Electric Utility Customers	3,346	3,225	3.8%

          Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased by $4.4 million, or 13.0%, compared to the first quarter of 2002, primarily due to a $2.8 million decrease in the pension gains recognized in the first quarter of 2003.

          Other income decreased $6.7 million, or 54.9%, compared to the first quarter of 2002, due primarily to a reduction in interest earnings of $3.1 million resulting from lower intercompany loans and lower interest earnings on invested cash. In addition, during the first quarter of 2002, there was a $1.3 million pre-tax gain recognized on the sale of certain securities.

          Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest and other charges decreased $2.3 million or 12.2% compared to the first quarter of 2002 due to debt retirements during August 2002 totaling $110.0 million, which reduced interest expense by $2.1 million, coupled with favorable interest rates on the variable rate, tax-exempt debt.

Electricity Supply Business Segment.

          Three months ended March 31, 2003. The electricity supply business segment reported earnings of $5.1 million in the first quarter of 2003, compared with earnings of $0.5 million in the first quarter of 2002. During the first quarter of 2002, Duquesne Light began operating under POLR II, which extends the provider of last resort service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004.  POLR II also permits Duquesne Light, following CTC collection for each rate class, a margin per MWh supplied. The increase in earnings resulted from all significant rate classes being subject to the POLR II arrangement during the first quarter of 2003, as compared to only one significant rate class that was subject to the POLR II arrangement for a portion of the first quarter of 2002. Prior to the start of the POLR II arrangement, Duquesne Light’s initial POLR arrangement (POLR I) was designed to be income neutral.

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

          Operating revenues increased $5.6 million, or 5.4%, compared to the first quarter of 2002, due to higher average generation rates. The average rates increase incrementally as rate classes become subject to the POLR II arrangement. Those higher average generation rates more than offset the 2.7% decline in total MWh supplied.

          The following table sets forth MWh supplied for POLR customers.

	MWh Supplied

	(In Thousands)

First Quarter	2003

	POLR I	POLR II	Total

Residential	56	667	723
Commercial	107	976	1,083
Industrial	428	225	653

MWh Sales	591	1,868	2,459

POLR Customers (MWh basis)			74%

	MWh Supplied

	(In Thousands)

First Quarter	2002

	POLR I	POLR II	Total

Residential	491	152	643
Commercial	1,132	2	1,134
Industrial	749	—	749

MWh Sales	2,372	154	2,526

POLR Customers (MWh basis)			78%

          Operating expenses for the electricity supply business segment consist of costs to obtain energy for our provider of last resort service and gross receipts tax. Operating expenses decreased $2.5 million, or 2.4%, compared to the first quarter of 2002, due to the decrease in purchased power expense caused by the decline in the total MWh supplied to customers.  The decline in total MWh supplied to customers is due to a higher percentage of total MWh sales being supplied by alternative generation suppliers.

CTC Business Segment.

          Three months ended March 31, 2003. For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. Duquesne Light is allowed to earn an 11% pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return earned by Duquesne Light.

          In the first quarter of 2003, the CTC business segment reported earnings of $0.1 million compared to $1.3 million during the same period in 2002, a decrease of $1.2 million or 92.3%.

          Operating revenues decreased $58.0 million, or 89.2%, due to the full collection of the allocated CTC balance as of March 31, 2003 for most of our customers. As of March 31, 2003, the CTC balance has been fully collected for approximately 99% of Duquesne Light’s customers, representing approximately 89% of the MWh sales for the first quarter of 2003.

          Operating expenses consist solely of gross receipts tax, which fluctuates in direct relation to operating revenues. Operating expenses decreased $2.6 million or 89.7% compared to the first quarter of 2002.

          Depreciation and amortization expense consists of the amortization of transition costs.  There was a decrease of $53.6 million or 89.2% compared to the first quarter of 2002, primarily due to the full collection of the allocated CTC balance for most customers, as described above.

Energy Services Business Segment.

          Three months ended March 31, 2003.  In the first quarter of 2003, the Energy Services business segment reported earnings of $3.7 million compared to $2.9 million in the first quarter of 2002.  The $0.8 million increase is primarily due to higher profits from its alternative fuel operations.

          Operating revenues for this business segment are primarily derived from the facility management services for industrial, airport and alternative fuel customers.  Operating revenues increased $1.7 million, or 15.7%, compared to the first quarter of 2002.  This increase is primarily due to an increase in alternative fuel production.

          Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead.  Operating expenses increased $0.7 million, or 11.1%, primarily due to higher labor and outside service costs.

          Other income consists of interest income and construction management fee income. Other income increased $0.3 million, or 75%, due primarily to higher interest income earned in 2003.

Financial Business Segment.

          Three months ended March 31, 2003.  The Financial business segment reported earnings of $14.4 million in the first quarter of 2003, compared to $5.1 million in the first quarter of 2002.  The $9.3 million increase was primarily due to an after-tax gain of $7.0 million on the sale of its limited partnership investment in a natural gas operating partnership and higher profits from its landfill gas operations.

          Operating revenues in this business segment are primarily derived from the sale of landfill gas. Operating revenues increased $0.6 million, or 9.1%, compared to the first quarter of 2002.  There was a $1.6 million increase in operating revenues as a result of increased high Btu gas sales prices in the first quarter of 2003.  This increase was partially offset by lower gas sales volumes at non-high Btu sites as well as lower construction revenues in the first quarter of 2003.

          Operating expenses consist of various costs to operate and maintain the landfill gas sites, as well as expenses related to alternative fuel investments. Operating expenses decreased $1.5 million, or 12.5%, compared to the first quarter of 2002, primarily due to lower operating and administrative expenses.

          Depreciation and amortization expense consists of the depreciation of landfill gas equipment and gas rights. There was a decrease of $1.1 million, or 68.8%, compared to the first quarter of 2002.  This decrease was primarily due to the write-off of the Fresh Kills landfill gas investment in 2002.

          Other income consists of income from the structured lease and affordable housing investments, tax credits generated from the investments in landfill gas, natural gas and alternative fuel, and gains recognized on the sale of investments. Other income increased $10.7 million, or 86.3%, compared to the first quarter of 2002, due to the $10.8 million pre-tax gain on the sale of its limited partnership investment in a natural gas operating partnership.

All Other.

          Three months ended March 31, 2003.  The all other category reported a loss of $5.8 million for the first quarter of 2003, compared to a loss of $10.7 million in the first quarter of 2002.  This improvement of $4.9 million is primarily due to a $3.5 million after-tax charge recorded in 2002 related to the write-off of a receivable from a telecommunications customer who filed for bankruptcy and lower interest charges in 2003.

          Operating revenues are comprised of revenues from our telecommunications business and, until its sale in 2002, revenue from an energy services investment held by DQE Enterprises.  Operating revenues decreased $0.5 million, or 23.8%, compared to the first quarter in 2002 due to the sale of the energy services investment.

          Operating expenses consist of expenses to operate and maintain our fiber optic based transmission network, expenses to manage our electronic commerce and energy technology portfolio and general corporate expenses.  In the first quarter of 2003, operating expenses decreased $5.9 million, or 64.8%, compared to the first quarter of 2002.  This decrease is due to the write-off, in the first quarter of 2002, of a receivable from a telecommunications customer who had filed for bankruptcy.

          Interest and other charges include interest on long-term debt, other interest and preferred dividends of our other business lines. Interest expense decreased $2.4 million, or 27.6%, compared to the first quarter of 2002. This decrease was primarily due to lower interest rates, lower short-term borrowing levels and the retirement of $150.0 million of floating rate notes in January 2002.

Discontinued Operations.

          Three months ended March 31, 2003.  Income from discontinued operations was $1.7 million in the first quarter of 2003, compared to income of $3.2 million in the first quarter of 2002.

          AquaSource’s income in the first quarter of 2003 was $1.7 million, compared to $0.7 million in the first quarter of 2002.

          Pro Am’s income in the first quarter of 2002 was $2.5 million.  The sale of Pro Am closed in the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

          Except for the affordable housing investment guarantees discussed in Note G we have no material off-balance sheet arrangements. We are not involved in any commodity contract trading activities.

          Capital Expenditures

          Continuing Operations. In the first quarter of 2003, we spent approximately $14 million for electric utility construction. We made no capital expenditures relating to our other business lines. We estimate that during 2003 we will spend approximately $70 million for electric utility construction and $5 million for construction by our other businesses.

          Discontinued Operations. In the first quarter of 2003, we spent approximately $6 million for water utility construction. Future capital expenditures related to AquaSource are expected to be $3 million to $5 million on a monthly basis, mainly for environmental compliance purposes. The total expenditures for water utility construction in 2003 will depend, in part, on the timing of the sale to Philadelphia Suburban Corporation (PSC).

Asset Dispositions

          Continuing Operations. On February 20, 2003, DQE Financial sold its limited partnership investment in a natural gas operating partnership. Proceeds from the sale totaled $18.5 million, and resulted in an after-tax gain of $7.0 million.

          During the first quarter of 2002, we sold a significant portion of our remaining affordable housing portfolio, receiving proceeds of approximately $17 million, which approximated book value. We also received $1.3 million from the sale of securities and recognized an after-tax gain of $0.8 million.

          Discontinued Operations. On April 30, 2003, AquaSource closed the sale of a water utility subsidiary to California Water Services Group, receiving $7.5 million of proceeds at closing, following purchase price adjustments.  The water utility sale will also cause a purchase price adjustment to be applied with respect to the assets being acquired by PSC. Also on April 30, 2003, AquaSource terminated its Alabama contract operations for $0.9 million of proceeds. On March 31, 2003, AquaSource closed the sale of its water and wastewater utility construction business to a related party for approximately $7 million before consideration of an earn-out provision. The estimated worth of the earn-out provision is in the range from $0 to $1 million.

          During the first quarter of 2002, we sold a wastewater facility and real property and received proceeds of approximately $1.7 million, which approximated book value.

Financing

          We have called for the redemption of Duquesne Light’s $2.8 million outstanding balance of 5% Sinking Fund Debentures (due March 1, 2010), effective May 20, 2003.

          In March 2003, we redeemed two long-term loans with principal amounts totaling $2.0 million relating to investments at DQE Financial.

          In January 2002, we refinanced $150 million of matured DQE Capital floating rate notes primarily through the issuance of commercial paper. Cash generated from operations and equity offering proceeds was used to repay this debt in full during 2002.

Liquidity

          At March 31, 2003, we had a cash balance of $71.7 million.

          During the first quarter of 2003, we made tax payments of approximately $56 million in the normal course of business, primarily related to the required prepayment of Duquesne Light’s 2003 gross receipts tax liability.

          We maintain two 364-day revolving credit agreements, one for $150 million at Duquesne Light and one for $140 million at DQE Capital. Both expire in October 2003. We guarantee DQE Capital’s revolving credit agreement obligations. At March 31, 2003, no borrowings were outstanding; however, we had $90.3 million in standby letters of credit, $66.8 million of which are backed by the revolving credit agreements, leaving $223.2 million available. These letters of credit relate primarily to DQE Financial’s affordable housing and landfill gas investments.

          Decreases in our credit ratings could result in an inverse change in the fees and interest rates charged under the facilities. Both revolving credit agreements are subject to cross-default if Duquesne Light defaults on any payment due under any indebtedness exceeding $50 million. In addition, the $140 million revolver is subject to cross-default if DQE Capital defaults on any payments due under any of its indebtedness exceeding $10 million.

          Under our credit facilities, we are subject to financial covenants requiring each of DQE and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65.0%. In addition, DQE is required to maintain a minimum cash coverage ratio of 2-to-1. At March 31, 2003, we were in compliance with these covenants.

          None of our long-term debt is scheduled to mature before 2008.

          In the first quarter of 2003, Standard & Poor’s reduced DQE’s and Duquesne Light’s short-term corporate credit and commercial paper ratings by one level, thereby restricting our access to the commercial paper market. These ratings downgrades do not limit our ability to access our revolving credit facilities; they could, however, impact the cost of maintaining the credit facilities and the cost of any new debt.

          These ratings are not a recommendation to buy, sell or hold any securities of DQE or our subsidiaries, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.

          At March 31, 2003, we had no commercial paper borrowings outstanding, and $1.0 million of current debt maturities. During the first quarter of 2003, we had no bank loans or commercial paper borrowings outstanding.

Preferred Stock

          As of March 31, 2003, 223,520 shares of our Preferred Stock, Series A (Convertible) were outstanding. Each share is convertible at our option into the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date.  In 2002, we issued 60,000 shares to AquaSource minority investors in connection with the settlement of litigation. The AquaSource minority investors have a put option to sell no less than all of their shares on the earlier of (1) the closing of the AquaSource divestiture (currently anticipated in the third quarter), or (2) October 7, 2004. Our purchase price will be the $100 liquidation value per share, payable at our election in cash or common stock.

          Each unredeemed share of preferred stock (including the 60,000 shares issued to the minority AquaSource minority investors) will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance.  In the fourth quarter of 2003, 11,720 shares of preferred stock will be automatically converted.

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

          Duquesne Light has completed the CTC collection from most of its customers. As of March 31, 2003, the CTC balance has been fully collected for approximately 99% of customers, representing approximately 89% of the MWh sales for the first quarter of 2003. The transition costs, as reflected on the consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11.0% pre-tax return on the net of tax CTC balance.

Provider of Last Resort

          Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s supplier under POLR I and POLR II. As discussed in “Results of Operations” above, POLR II extends through December 31, 2004, and permits Duquesne Light a margin per MWh supplied based on the mix of rate classes, and number of customers, participating in POLR II. Except for this margin, POLR I and POLR II, effectively transfer to Orion the financial risks and rewards associated with Duquesne Light’s POLR obligations. As of March 31, 2003, approximately 73% of Duquesne Light’s customers measured on a MWh basis received electricity through POLR I or POLR II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

          Duquesne Light is preparing POLR III, a rate plan and related generation supply plan intended to cover the period beginning in 2005. For our larger commercial and industrial customers (fewer than 1,000 customers but approximately 50% of the electricity consumption) the rate plan proposal is likely to include a market-based pilot program comprised of a choice between auction-based, fixed-price service and variable, real-time hourly price service. For our residential and small business customers, the proposal is likely to include a multi-year, fixed-price service option to offer protection from market volatility. We are evaluating, among other options, a contracting strategy for long-term POLR supply. Duquesne Light is actively engaged in discussions with potential suppliers in an effort to structure an arrangement with appropriate protections in the event of supplier default. Once the supply plan is finalized, Duquesne Light will submit POLR III for PUC approval. We expect to make the filing in the second quarter of 2003.

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

          On February 21, 2003, the customer petitioned the PUC to reconsider its ruling, which the PUC denied, leaving the original February 6, 2003 order in effect. The customer has until May 31, 2003 to appeal to the Commonwealth Court of Pennsylvania.

Discontinued Operations

          In March 2001, AquaSource filed a rate increase petition with the Indiana Utility Regulatory Commission (IURC) to increase water and sewer rates for Utility Center, Inc., AquaSource’s largest regulated subsidiary. In the fourth quarter of 2002, the IURC issued a new rate order approving an 8% increase; however, AquaSource is meeting with the IURC and other parties to address certain technical amendments. Final resolution is anticipated in the second quarter of 2003.

          In December 2002, AquaSource filed a rate increase petition in Sarasota County, Florida. No order is anticipated before the first quarter of 2004. The final rate outcomes in Indiana and Florida will cause purchase price adjustments under the sale agreement with PSC. (See Note H.)

          In connection with the pending sale to PSC, AquaSource has received 11 of 12 required state and local utility regulatory approvals, as well as anti-trust approval from the FTC. We anticipate a final ruling from the New Jersey commission in the second quarter of 2003.

Outlook

          We currently anticipate closing the AquaSource sale to PSC earlier than originally expected, in the third quarter of 2003. Under the contract we would receive $199 million of cash proceeds, although the final amount of proceeds, and the ultimate financial impact of the sale, will be influenced by purchase price adjustments agreed to with PSC. The purchase price adjustments will be influenced by changes in working capital, rate initiatives, capital expenditures, customer connections and revenue targets. We do not expect an adverse financial outcome from the final resolution of the adjustments, nor from the anticipated earlier closing of the transaction.

          We plan to reduce debt during 2003, primarily at Duquesne Light, using some of the above-described sale proceeds. We also expect, if there is no prior settlement, to make deposits of at least $80 million with the IRS in connection with the income tax matter discussed in Note G. We anticipate having sufficient liquidity to make these deposits using funds from sources including cash on hand, AquaSource sale proceeds, cash from continuing operations and a $10 million note receivable due in December 2003.

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

•	DQE cash flow, earnings, earnings growth and dividends will depend on the performance of our subsidiaries, on the effectiveness of any divestiture of non-core businesses and assets, and board policy.

•	Demand for and pricing of electricity, water and landfill gas, changing market conditions and weather conditions could affect earnings levels.

•

Duquesne Light’s earnings will be affected by the number of customers who choose to receive electric generation through POLR II, by final PUC approval of POLR III and by the continued performance of the generation supplier.

•

The ultimate structure of POLR III will be subject to PUC review and approval, and will depend on our ability to contract with suitable third-party suppliers and the terms negotiated with such suppliers.

•	The anticipated earlier closing of the AquaSource divestiture to Philadelphia Suburban may have favorable financial results relative to prior expectations.

•	Any debt reductions will depend on the availability of cash flows, including AquaSource divestiture proceeds (which in turn will depend on the agreed-upon purchase price adjustments).

•

The timing of the AquaSource divestiture closing, the use of proceeds, purchase price adjustments, and the accounting treatment of the disposition and the retained liabilities, may affect AquaSource and DQE earnings.

•	The timing of the AquaSource divestiture closing will depend on, among other things, determinations by the New Jersey public utility commission.

•	Customer energy demand, fuel costs and plant operations could affect DQE Energy Services’ earnings.

•	The outcome of the shareholder litigation initiated against DQE may affect performance.

•

The final resolution of proposed adjustments regarding income tax liabilities of DQE and its affiliates (which will depend on negotiations with the appropriate tax authorities) could affect financial position, earnings, and cash flows.

•	The resolution of our Fresh Kills litigation could affect cash flows and earnings.

•

Earnings with respect to alternative fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued viability of, and compliance with the requirements for, applicable federal tax credits.

•	The credit ratings we receive from the rating agencies could affect our cost of borrowing, our access to capital markets and liquidity.

•	Market and business conditions, demand for services, and stock market volatility may affect our ability to monetize our remaining energy technology investments.

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

          We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $320.1 million or 29.6% of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10% increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.1 million for the three months ended March 31, 2003 and $0.2 million for the three months ended March 31, 2002. A 10% reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $46.2 million as of March 31, 2003. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

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

PART II.	OTHER INFORMATION.

Item 1.	Legal Proceedings.

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

          On December 12, 2002, the lead plaintiffs asked the court to certify the class action. We filed our opposition to this motion on March 10, 2003. The motion was argued on April 7, 2003, and the parties now await the court’s decision. Since December 2002, we and the plaintiffs have been in pre-trial discovery. The court has directed that this phase be concluded by September 30, 2003, followed by an expert discovery period through December 31, 2003.

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

          The complaint seeks rescission of the concession agreement and related relief and seeks an injunction to prevent the Department of Sanitation from taking any action to declare an event of default under the concession agreement, accelerate payment under a promissory note or draw on letters of credit supporting GSF’s obligations thereunder. On that same date, GSF filed a notice of claim with the New York City Comptroller seeking monetary relief as an alternative to its rescission and other claims set forth in the complaint. The 180-day surrender period has been extended until October 28, 2003 as part of the parties’ effort to determine whether the litigation can be settled.

          Other. We are involved in various other legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

          Proceedings regarding rates are discussed under “Rate Matters.”

Item 2.	Changes in Securities and Use of Proceeds.

          On February 27, 2003, we issued 4,150 restricted shares of our common stock to Joseph C. Guyaux upon his election to the Board of Directors pursuant to our 1996 Stock Plan For Non-Employee Directors. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 5.	Other Information.

          The Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002, requires disclosure of any non-audit services performed by a company’s auditor. As previously disclosed in our 2002 Annual Report to Shareholders, our independent public accountants provide non-audit, tax-related services.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits:

	Exhibit 3.1	-	By-Laws of DQE as amended through April 24, 2003 and currently in effect.

	Exhibit 12.1	-	Calculation of Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

	Exhibit 99.1	-	Certifications of Chief Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	We filed a Form 8-K on May 2, 2003 to disclose the issuance of our first quarter earnings release.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DQE, INC.

(Registrant)

Date May 15, 2003	/s/ STEVAN R. SCHOTT

(Signature) Stevan R. Schott Vice President and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

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

          b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
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

          b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ STEVAN R. SCHOTT

Stevan R. Schott Vice President and Controller (Principal Financial Officer)