Form 10-Q
period 2003-06-30
DQE INC
filed 2003-08-14
CIK 846930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number

1-10290

DQE, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1598483

(State or other jurisdiction of incorporation or organisation)	(I.R.S. Employer Identification No.)

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

DQE Common Stock, no par value – 75,055,051 shares outstanding as of July 31, 2003.

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements.

DQE Condensed Consolidated Statements of Income (Unaudited)

(All amounts in millions, expect per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Operating Revenues:
Retail sales of electricity	$184.8	$226.7	$378.2	$470.9
Other	31.0	23.5	57.9	47.8

Total Operating Revenues	215.8	250.2	436.1	518.7

Operating Expenses:
Purchased power	93.3	104.0	189.7	202.9
Other operating and maintenance	51.7	53.8	101.8	104.9
Depreciation and amortization	21.9	49.4	46.1	128.3
Taxes other than income taxes	12.5	17.9	26.2	34.7

Total Operating Expenses	179.4	225.1	363.8	470.8

Operating Income	36.4	25.1	72.3	47.9
Other Income:
Investment income	14.8	19.9	41.0	39.0
Investment impairment	(1.0)	(10.8)	(1.0)	(10.8)

Total Other Income	13.8	9.1	40.0	28.2

Interest and Other Charges	19.3	22.7	38.5	44.3

Income from Continuing Operations Before Income Taxes	30.9	11.5	73.8	31.8
Income Taxes	10.0	6.5	25.0	13.3

Income from Continuing Operations	20.9	5.0	48.8	18.5
Income (Loss) from Discontinued Operations, Net of Tax	13.4	(102.0)	15.1	(98.8)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	34.3	(97.0)	63.9	(80.3)
Cumulative Effect of Change in Accounting Principle	—	—	—	(113.7)

Net Income (Loss)	34.3	(97.0)	63.9	(194.0)
Dividends on Preferred Stock	0.2	0.1	0.4	0.3

Earnings (Loss) Available for Common Stock	$34.1	$(97.1)	$63.5	$(194.3)

Average Number of Common Shares Outstanding	74.8	57.4	74.7	56.8

Basic Earnings (Loss) Per Share of Common Stock:
Earnings from Continuing Operations	$0.28	$0.09	$0.65	$0.32
Earnings (Loss) from Discontinued Operations	0.18	(1.78)	0.20	(1.74)
Cumulative Effect of Change in Accounting Principle	—	—	—	(2.00)

Basic Earnings (Loss) Per Share of Common Stock	$0.46	$(1.69)	$0.85	$(3.42)

Diluted Earnings (Loss) Per Share of Common Stock:
Earnings from Continuing Operations	$0.28	$0.09	$0.64	$0.32
Earnings (Loss) from Discontinued Operations	0.17	(1.78)	0.19	(1.71)
Cumulative Effect of Change in Accounting Principle	—	—	—	(1.97)

Diluted Earnings (Loss) Per Share of Common Stock	$0.45	$(1.69)	$0.83	$(3.36)

Dividends Declared Per Share of Common Stock	$0.25	$0.42	$0.50	$0.84

See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
ASSETS	June 30, 2003	December 31, 2002

Current Assets:
Cash and temporary cash investments	$89.3	$93.9
Receivables – net	119.1	133.9
Other	52.5	40.8
Discontinued operations	192.0	180.2

Total Current Assets	452.9	448.8

Long-Term Investments	573.4	573.5

Property, Plant and Equipment:
Property, plant and equipment	2,123.5	2,100.1
Less: Accumulated depreciation and amortization	(698.9)	(674.6)

Total Property, Plant and Equipment – Net	1,424.6	1,425.5

Other Non-Current Assets:
Regulatory assets	279.5	280.3
Transition costs	13.4	24.1
Other	31.3	33.6

Total Other Non-Current Assets	324.2	338.0

Total Assets	$2,775.1	$2,785.8

CAPITALIZATION AND LIABILITIES

Current Liabilities:
Notes payable and current debt maturities (Note E)	$101.0	$1.0
Other	211.7	208.0
Discontinued operations	43.9	44.4

Total Current Liabilities	356.6	253.4

Non-Current Liabilities:
Deferred income taxes – net	559.2	595.3
Deferred income	12.6	12.8
Other	140.5	146.5

Total Non-Current Liabilities	712.3	754.6

Commitments and contingencies (Note G)

Capitalization:
Long-term debt	976.9	1,082.0
DLC obligated mandatorily redeemable preferred securities (Note A)	150.0	150.0

Preferred and Preference Stock:
DQE preferred stock (Note A)	22.4	22.4
Preferred stock of subsidiaries	61.6	61.6
Preference stock of subsidiaries	9.2	9.2

Total Preferred Stock	93.2	93.2

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued –126,929,154 shares)	1,219.1	1,219.1
Retained earnings	474.1	452.9
Treasury stock (at cost) (52,066,348 and 52,584,174 shares)	(1,207.1)	(1,219.1)
Accumulated other comprehensive income	—	(0.3)

Total Common Shareholders’ Equity	486.1	452.6

Total Capitalization	1,706.2	1,777.8

Total Liabilities and Capitalization	$2,775.1	$2,785.8

See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Statements of Cash Flows (Unaudited)
	(Millions of Dollars)
	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Operations	$122.6	$64.1
Changes in working capital other than cash	(25.8)	27.8
Cash flows from discontinued operations	(12.3)	78.0
Other	(36.2)	(30.7)

Net Cash Provided from Operating Activities	48.3	139.2

Cash Flows From Investing Activities:
Capital expenditures	(32.6)	(40.5)
Proceeds from disposition of investments	18.5	21.1
Collection of note receivable	—	7.0
Other	(3.1)	0.8

Net Cash Used in Investing Activities	(17.2)	(11.6)

Cash Flows From Financing Activities:
Issuance of debt	—	300.0
Commercial paper borrowings	—	35.0
Reductions of long-term obligations	(4.8)	(443.9)
Issuance of common stock	—	223.4
Dividends on common and preferred stock	(32.3)	(38.5)
Other	1.4	(1.2)

Net Cash (Used in) Provided from Financing Activities	(35.7)	74.8

Net increase (decrease) in cash	(4.6)	202.4
Cash, beginning of period	93.9	7.2

Cash and temporary cash investments at end of period	$89.3	$209.6

See notes to condensed consolidated financial statements.

DQE Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$34.3	$(97.0)	$63.9	$(194.0)

Other comprehensive income:
Unrealized holding losses arising during the period, net of tax of $(0.1), $(1.6), $(0.2) and $(3.4)	(0.1)	(2.9)	(0.4)	(6.4)
Reclassification adjustment for realized holding loss	0.7	5.7	0.7	5.7

Comprehensive Income (Loss)	$34.9	$(94.2)	$64.2	$(194.7)

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

         DQE Energy Services, LLC is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and synthetic fuel facilities.

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

Discontinued Operations

         AquaSource, Inc. is a water resource management company. With the July 31, 2003 closing of Philadelphia Suburban Corporation’s (PSC) acquisition of the AquaSource investor-owned utilities, we have sold all of AquaSource’s operating assets. (See Note J.)

Basis of Accounting

         DQE and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light’s electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters. Additionally, AquaSource’s water utility operations are regulated by various authorities within the states where they operated as to rates, accounting and other matters.

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

         The interim financial information for the three and six month periods ended June 30, 2003 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

         These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC. The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full year.

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

         The 1,561,800 option grants made in December 2001 and December 2002 are performance-based option awards that become exercisable, subject to an 18-month vesting provision, only if the average of the DQE common stock price over 30 consecutive trading days exceeds certain target prices. We recognize compensation expense for these options when the performance criteria have been met, spreading the expense over the vesting period, as applicable.

         The following table illustrates the effect on reported income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123.

(Millions of Dollars, Except Per Share Amounts)

	For the Three Months Ended June 30,

	2003	2002
Reported net income (loss)	$34.3	$(97.0)
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.1	0.2
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(0.4)	(0.3)

Proforma net income (loss)	$34.0	$(97.1)

Basic earnings (loss) per share:
Reported	$0.46	$(1.69)
Proforma	$0.45	$(1.69)

Diluted earnings (loss) per share:
Reported	$0.45	$(1.69)
Proforma	$0.44	$(1.69)

(Millions of Dollars, Except Per Share Amounts)
	For the Six Months Ended June 30,
	2003	2002
Reported net income (loss)	$63.9	$(194.0)
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.2	0.4
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(0.9)	(0.6)

Proforma net income (loss)	$63.2	$(194.2)

Basic earnings (loss) per share:
Reported	$0.85	$(3.42)
Proforma	$0.84	$(3.42)

Diluted earnings (loss) per share:
Reported	$0.83	$(3.36)
Proforma	$0.82	$(3.36)

Earnings Per Share

         Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the dilutive effect of the outstanding Employee Stock Ownership Plan shares, DQE preferred stock and stock options, unless a loss from continuing operations occurs as the inclusion of these shares would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted earnings per share for the three and six month periods ended June 30, 2003 and June 30, 2002.

Diluted Earnings Per Share For the Three Months Ended June 30,
(Millions of Dollars)	2003	2002

Income from continuing operations	$20.9	$5.0
Less: Preferred dividends	0.2	0.1

Earnings from continuing operations for common stock	20.7	4.9
Dilutive effect of:
ESOP dividends	0.4	—
Preferred stock dividends	0.2	—

Diluted Earnings from Continuing Operations for Common Stock	$21.3	$4.9

(Millions of Shares)	2003	2002

Basic average shares	74.8	57.4
Dilutive effect of:
ESOP shares	1.2	—
DQE preferred stock	1.5	—
Stock options	—	—

Diluted average shares	77.5	57.4

Diluted Earnings Per Share from Continuing Operations	$0.28	$0.09

Diluted Earnings Per Share For the Six Months Ended June 30,
(Millions of Dollars)	2003	2002

Income from continuing operations	$48.8	$18.5
Less: Preferred dividends	0.4	0.3

Earnings from continuing operations for common stock	48.4	18.2
Dilutive effect of:
ESOP dividends	0.7	—
Preferred stock dividends	0.4	0.3

Diluted Earnings from Continuing Operations for Common Stock	$49.5	$18.5

(Millions of Shares)	2003	2002

Basic average shares	74.7	56.8
Dilutive effect of:
ESOP shares	1.3	—
DQE preferred stock	1.6	0.9
Stock options	—	0.1

Diluted average shares	77.6	57.8

Diluted Earnings Per Share from Continuing Operations	$0.64	$0.32

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

         In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of variable interest entities (Vies) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. FIN 46 applies immediately to Vies created after January 31, 2003 and to Vies in which an enterprise obtains an interest after January 31, 2003. For Vies created earlier, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003.

         Prior to January 31, 2003, Duquesne Light made a $1.5 million investment, as the general partner, in Duquesne Capital, LP, a special-purpose limited partnership. Duquesne Capital has outstanding $150.0 million principal amount of 8.375% Monthly Income Preferred Securities, Series A (MIPS). Duquesne Capital applied the proceeds of the sale of the MIPS, together with other funds, to the purchase from Duquesne Light of $151.5 million principal amount of Duquesne Light’s 8.375% Subordinated Deferrable Interest Debentures, Series A. Currently these securities ($150.0 million of MIPS) are shown as components of capitalization, other than debt, under the caption of DLC obligated mandatorily redeemable preferred securities.

         Upon adoption of FIN 46, Duquesne Capital will be considered a VIE. Duquesne Light will not be considered the primary beneficiary and, accordingly, effective July 1, 2003, will cease consolidating this entity. We will report an investment of $1.5 million in an unconsolidated subsidiary and a note payable of $151.5 million to the subsidiary. The investment will be classified as a long-term investment and the note payable will be classified as debt on the condensed consolidated balance sheets.

         Several of our subsidiaries invest in entities, such as affordable housing partnerships, service agreements and structured lease transactions, which may be considered VIEs. We do not believe that the adoption of FIN 46, as it relates to these entities, will have a material impact on our consolidated financial position, earnings or cash flows.

         In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard requires that an issuer classify a financial instrument that falls within its scope as a liability, or as an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

         The DQE Preferred Stock, Series A falls within the scope of SFAS No. 150 due to the mandatory conversion feature embodied in this instrument and the fact that the monetary value of the obligation is based solely on a fixed monetary amount which is known at inception. Currently, this preferred stock, with a recorded value of $22.4 million as of June 30, 2003, is shown as a component of capitalization, on the condensed consolidated balance sheet. Upon adoption of this standard, the DQE Preferred Stock, Series A will be classified as a liability, with the dividends paid on stock to be classified as interest expense, rather than dividends, in future periods.

Reclassification

         The 2002 condensed consolidated financial statements have been reclassified to conform with the 2003 presentation.

B.           RATE MATTERS

Competitive Transition Charge

         Under Customer Choice, customers must choose to receive their electric energy from an alternative generation supplier or through our provider-of-last-resort (POLR) arrangements: POLR I, which applies so long as a rate class’ CTC is still being collected, and POLR II, which applies from full CTC collection for a rate class through December 31, 2004. Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light transmission and distribution charges and the CTC (unless the CTC has already been collected for a customer’s rate class).

         Duquesne Light has completed the CTC collection from most of its customers. As of June 30, 2003, the CTC balance has been fully collected for approximately 99% of customers, representing approximately 91% of the megawatt-hour (MWh) sales for the first six months of 2003. The transition costs, as reflected on the condensed consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11.0% pre-tax return on the net of tax CTC balance.

Provider of Last Resort

         Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s POLR supplier. POLR II permits Duquesne Light a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. Except for this margin, POLR I and POLR II effectively transfer to Orion the financial risks and rewards associated with Duquesne Light’s POLR obligations. As of June 30, 2003, approximately 71% of Duquesne Light’s customers, measured on a MWh basis, received electricity through POLR I or POLR II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

         On February 21, 2003, the customer petitioned the PUC to reconsider its ruling, which the PUC denied, leaving the original February 6, 2003 order in effect. The customer has appealed the ruling to the Commonwealth Court of Pennsylvania. A decision is not expected until the end of 2003. Duquesne Light started billing the customer the higher amount in March 2003 and has been receiving payment in full for these bills.

Discontinued Operations

         In December 2002, AquaSource filed a rate increase petition in Sarasota County, Florida. AquaSource, on behalf of its subsidiaries operating in Sarasota County, entered into a stipulation agreement with the Environmental Services Business Center of Sarasota County in July 2003, addressing various issues related to rate components and procedural matters. Based on this agreement a final order is anticipated in the fourth quarter of 2003. The final rate outcome may cause purchase price adjustments under the sale agreement with PSC. (See Note J.)

C.            RECEIVABLES

         The components of receivables for the periods indicated are as follows:

	(Millions of Dollars)
	June 30, 2003	December 31, 2002

Electric customers	$65.5	$80.4
Unbilled electric customers	31.2	31.9
Other	30.2	29.3
Less: Allowance for uncollectible accounts	(7.8)	(7.7)

Total	$119.1	$133.9

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

         During the fourth quarter of 2002, we recorded a pre-tax restructuring charge of $4.2 million related to further consolidation and centralization of certain administrative functions. The 2002 restructuring charge primarily included severance costs for 19 executive, management, professional and administrative personnel, all of whom were terminated by March 31, 2003.

         In 2003, we increased our 2002 restructuring liability and restructuring expense by approximately $0.7 million for revised estimates of severance benefits to be paid under the 2002 restructuring plan. Offsetting this increase was a decrease to the 2001 restructuring liability and restructuring expense of $1.1 million primarily resulting from future sublease income for one of our abandoned office locations.

         The following table summarizes the restructuring activities for both the 2001 and 2002 restructuring plans for the six months ended June 30, 2003.

Restructuring Liability
	(Millions of Dollars)

	Employee Termination Benefits	Lease Costs	Total

Balance, December 31, 2002 (a)	$8.3	$4.8	$13.1
Payments on 2001	(1.2)	(1.2)	(2.4)
Payments on 2002	(2.5)	—	(2.5)
Adjustments to 2001	—	(1.1)	(1.1)
Adjustments to 2002	0.7	—	0.7

Balance, June 30, 2003 (a)	$5.3	$2.5	$7.8

(a)	Excludes $2.3 million and $1.0 million of restructuring liabilities as of December 31, 2002 and June 30, 2003 that are included in discontinued operations.

          The $7.8 million combined remaining restructuring liability net of discontinued operations as of June 30, 2003 is included in other liabilities on the condensed consolidated balance sheets. We believe that the remaining provision is adequate to complete the restructuring plan. We expect that the remaining restructuring liability will be paid on a monthly basis throughout 2006.

E.           DEBT

         In June 2003, the Duquesne Light Board authorized the redemption at par of $100 million principal amount of its 7 3/8% first mortgage bonds due 2038, with redemption to occur August 1, 2003. As a result, we classified $100 million of debt as current maturities on the condensed consolidated balance sheet as of June 30, 2003.

         In May 2003, we redeemed the $2.8 million outstanding balance of our 5% Sinking Fund Debentures (due March 1, 2010) at a redemption price of 100.95% of the principal amount thereof.

         In March 2003, we redeemed at par two long-term loans with principal amounts totaling $2.0 million relating to investments at DQE Financial.

         In September 2002, Duquesne Light converted approximately $98 million of variable rate debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

         In August 2002, Duquesne Light redeemed the following: (i) $10 million aggregate principal amount of 8.20% first mortgage bonds due 2022 at a redemption price of 104.51% of the principal amount thereof, and (ii) $100 million aggregate principal amount of 7 5/8% first mortgage bonds due 2023 at a redemption price of 103.9458% of the principal amount thereof.

         In April 2002, Duquesne Light issued $200 million of 6.7% first mortgage bonds due 2012, and $100 million of 6.7% first mortgage bonds due 2032. In each case it used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

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

G.          COMMITMENTS AND CONTINGENCIES

Construction

         Continuing Operations. In the first two quarters of 2003, we spent approximately $32.5 million for electric utility construction and $0.1 million relating to our other business lines.

         Discontinued Operations. In the first two quarters of 2003, we spent approximately $11.7 million for water utility construction.

Guarantees

         As part of our investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. This group of guarantees will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield before their expiration, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees was $65.8 million as of June 30, 2003. Of the fees received from third-party investors, $9.9 million has been deferred to absorb any payments or tax recapture with respect to our guarantees. Based on an evaluation of and recent experience with the underlying housing projects, we believe that such deferrals are ample for this purpose.

         In connection with DQE Energy Services’ 2000 sale, through a subsidiary, of its synthetic fuel facilities, DQE agreed to guarantee the subsidiary’s obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. The guarantee generally extends from three to six years or otherwise as stipulated under statute of limitations, based on the expiration of the underlying warranty, representation, or covenant. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the statement of financial position, and we do not believe this guarantee will have any material impact on our results of operations, financial position or cash flows.

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

Employees

         Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents 971 of Duquesne Light’s 1,336 employees. This contract expires September 30, 2003. Contract discussions with the union began in July 2003.

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

         On May 20, 2003, the court certified a class to include purchasers of our common stock during the period from December 6, 2000 through April 30, 2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period. Since December 2002 we and the plaintiffs have been in pre-trial discovery. The court has directed that this phase be concluded by September 30, 2003, followed by an expert discovery period through December 31, 2003.

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

         The complaint seeks rescission of the concession agreement and related relief and seeks an injunction to prevent the City from taking any action to declare an event of default under the concession agreement, accelerate payment under a promissory note or draw on letters of credit supporting GSF’s obligations thereunder. On that same date, GSF filed a notice of claim with the New York City Comptroller seeking monetary relief as an alternative to its rescission and other claims set forth in the complaint.

         GSF and the City are negotiating the parameters of a settlement of the litigation, and are seeking to enter into a modified concession agreement in a form to be submitted to the public review process required by the City by October 15, 2003.

         On July 11, 2003, at the parties’ request, the Court ordered that the litigation be placed on the suspense docket pending the execution of definitive settlement agreements and the approval of the various City review boards. The

180-day surrender period has been extended, and is currently scheduled to expire October 28, 2003, but would be extended until February 1, 2004 upon execution of a settlement term sheet by the parties.

         Other. We are involved in various other legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

Income Taxes

         We are under audit by the Internal Revenue Service (IRS) for the years 1995 through 1997. All years subsequent to 1997 are still open for review. Tax years through 1993 have been audited and the statute of limitations is closed. The 1994 tax year was audited and the IRS assessed an additional $22 million in tax, penalties and interest. This adjustment was related to an investment in a structured lease transaction. We have paid the deficiency and filed a protest with the appeals division of the IRS. This appeal remains unresolved.

         The IRS has indicated that it intends to make similar adjustments in the 1995 through 1997 audit period related to the structured lease investment referenced above and other similar investments made in that audit period. If the IRS were to assert adjustments similar to the 1994 adjustments for the periods 1995 through 2002, and the adjustments were sustained, the total additional tax would be approximately $175 million, exclusive of penalties and interest. In addition, we have also invested in another type of structured lease between 1995 and 1997 for which the IRS has issued specific guidance in both 1999 and 2002 that opposes various deductions related to these transactions.

         In July 2003, we were accepted into the IRS Fast Track Settlement Program. This is a new program developed by the IRS to help accelerate resolution of disputes with taxpayers, generally within 120 days. Participation in the program is voluntary. If we are not satisfied with the results obtained through this program, we remain entitled to any and all appeal rights that would have otherwise been available.

         If we are unable to resolve our tax disputes within the time frame set forth above, we plan to deposit approximately $80 million with the IRS to help mitigate interest charges on the ultimate settlement of these issues. As of December 31, 2002 we had federal income tax credits and capital loss carryovers of $63.4 million and $32.8 million available to help offset any potential IRS assessment.

         The Pennsylvania Department of Revenue has audited Duquesne Light’s 1999 and 2000 state tax returns and assessed additional tax mostly in relation to an out of state subsidiary which they believe is taxable in Pennsylvania. Should the same assertion be applied to 2001 and 2002, the total exposure for the four-year period would be approximately $85 million (net of federal benefit), exclusive of penalties and interest. We do not agree with the State’s findings and have exercised our appeal rights concerning these matters.

         At this time it is not possible for us to predict to what extent the adjustments proposed for the periods from 1994 through 2002 by the various taxing bodies will be sustained. We do not believe that the ultimate resolution of our tax issues will have a material adverse effect on our financial position or results of operation. However, the resolution of these tax issues, depending on the extent and timing thereof, could have a material adverse effect on our cash flows for the periods in which they are paid.

Synthetic Fuel Tax Credits

         Section 29 of the Internal Revenue Code provides tax credits for the production and sale of solid synthetic fuels produced from coal. To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. Section 29 tax credits are currently scheduled to expire at the end of 2007.

         In June 2003, the IRS announced that it has reason to question the scientific validity of certain test procedures and results that have been presented to it by taxpayers with interests in synthetic fuel operations as evidence that the required significant chemical change has occurred, and that it is currently reviewing information regarding these test procedures and practices. Accordingly, the IRS indicated that it may revoke existing private letter rulings that relied on the procedures and results under review if it determines that those test procedures and results do not demonstrate that a significant chemical change has occurred.

         From 1997 to September 2000, DQE Energy Services, through a subsidiary, owned and operated several synthetic fuel facilities. The facilities were sold to a third party in September 2000. DQE Energy Services operates and maintains the facilities under a seven-year agreement expiring in 2007. For the six month period ended June 30, 2003, DQE Energy Services earnings related to fees under this agreement were $7.4 million.

         A subsidiary of DQE Financial holds one limited partnership unit (an 8.3% interest) in an entity which owns and operates four projects to produce and sell coal-based synthetic fuel. The IRS issued a private letter ruling with respect to the four projects on November 11, 1997, and subsequently issued an updated private letter ruling on September 23, 2002, concluding that the synthetic fuel produced at the entity’s facilities should qualify for Section 29 tax credits. During June 2001, the IRS began a tax audit of the entity for the 1998 tax year and later expanded the audit to include tax years 1999 and 2000. The IRS has requested numerous extensions to the statute of limitations for the years under audit, but has not advised an entity of any intention to disallow credits. For the six month period ended June 30, 2003, we recognized $7.6 million of tax credits and, including the credits, $3.7 million of earnings from the investment.

         From 1997 through the first six months of 2003, we have recognized approximately $36 million of tax credits related to both the DQE Energy Services and DQE Financial synthetic fuel projects.

         We do not know the specific nature of the test procedures and results that the IRS plans to review (per the June announcement). At this time, we cannot predict the outcome of the IRS’ review, when the review will be completed or the ultimate impact, if any, it may have on DQE or its affiliates with respect to (1) prior production and sale of synthetic fuel while DQE Energy Services’ subsidiary owned the facilities, (2) the current operations of the facilities on behalf of the third party acquirer or (3) the DQE Financial investment. We believe that the respective facilities have been operated in compliance with Section 29 of the Internal Revenue Code and, in the case of the DQE Financial investment, the private letter rulings.

Preferred Stock

         As of June 30, 2003, 223,520 shares of our Preferred Stock, Series A (Convertible) were outstanding. Each share is convertible at our option into the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date. In 2002, we issued 60,000 shares to AquaSource minority investors in connection with the settlement of litigation. The AquaSource minority investors have a put option to sell no less than all of their shares on the earlier of (1) the closing of the AquaSource divestiture, or (2) October 7, 2004. Our purchase price will be the $100 liquidation value per share, payable at our election in cash or common stock.

         Each unredeemed share of preferred stock (including the 60,000 shares issued to the minority AquaSource minority investors) will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance.

H.     IMPAIRMENT CHARGES

         During the second quarter of 2003, DQE Enterprises wrote down two investments in publicly traded applied technology businesses to their quoted market value as of the balance sheet date, and recognized the associated impairment charge of $1.0 million. This charge reflects an other-than-temporary decline in the market value of the underlying securities. The remaining book value of these investments is $1.5 million.

         During the second quarter of 2002, Enterprises wrote down three investments in publicly traded applied technology businesses to their quoted market value as of the balance sheet date, and recognized the associated impairment charge of $10.0 million. This charge reflects an other-than-temporary decline in the market value of the underlying securities. Enterprises also recorded a $0.8 million impairment charge for the write-off of two investments in privately held entities that had filed for protection under Chapter 7 of the U.S. Bankruptcy Code.

I.           CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         SFAS No.142, “Goodwill and Other Intangible Assets,” established financial accounting and reporting for acquired goodwill and other intangible assets. This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but, instead, be tested at least annually for impairment, and more frequently if certain indicators appear. We adopted this standard effective January 1, 2002, and accordingly ceased amortization of goodwill, our only intangible asset with an indefinite useful life. Any impairment measured as of the date of adoption would be recognized as the cumulative effect of a change in accounting principle.

         Our goodwill related to both our water resource management and propane delivery businesses. We had independent valuations performed on both of these reporting units in order to determine their fair values as of January 1, 2002. These valuations indicated that the fair values of both reporting units were less than their carrying values, an indication of impairment. We then assessed the fair value of the tangible assets and liabilities of each of these reporting units, and determined that substantially all of the goodwill related to the water distribution reporting unit and a portion of the goodwill related to the propane delivery reporting unit was impaired as of January 1, 2002. The valuation of the water distribution reporting unit was further supported by the terms of the July 29, 2002 agreement to sell a substantial portion of AquaSource’s total assets, for a purchase price that was significantly less than the carrying amount of the reporting unit. Accordingly, we recognized a $113.7 million charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value, consisting of $103.0 million related to water distribution and $10.7 million related to propane delivery. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge. As of June 30, 2003 and December 31, 2002 we had no goodwill.

J.           DISCONTINUED OPERATIONS

         In 2002 and 2003 we entered into agreements to sell our investment in AquaSource (described below). In December 2002, we sold Pro Am, our propane distribution business. Accordingly, these subsidiaries have been reflected as discontinued operations in the condensed consolidated financial statements for both years.

         On July 31, 2003, AquaSource closed the sale of its investor-owned water utilities (and selected contract operations) to PSC for an estimated purchase price of approximately $195 million in cash. PSC also assumed $10.4 million in debt associated with the business. The final purchase price will be determined post-closing as various purchase price adjustments are applied. These adjustments will be based on the pre-closing achievement of specific performance measures related to revenue, rate base and customer connections, as well as working capital.

         As part of the transaction, we retained certain obligations related to the business that was sold to PSC, including responsibility for certain existing litigation matters as well as a 10-year indemnity for certain pre-closing environmental claims. We purchased a legal liability policy to mitigate this indemnity. We also have a three year indemnity obligation for certain other pre-closing liabilities that is limited by a $15 million indemnity cap.

         Due to the earlier than anticipated closing of this sale, we are not required to make certain expenditures, thereby increasing the net recorded fair value of AquaSource by approximately $11.5 million after-tax.

         On April 30, 2003, AquaSource closed the sale of a water utility subsidiary to California Water Services Group, receiving $7.5 million of proceeds at closing, though subsequent purchase price adjustments reduced the net amount to $6.1 million. The water utility sale also caused a purchase price adjustment to be applied with respect to the assets being acquired by PSC. Also, on April 30, 2003, the Alabama contract operations were terminated and AquaSource received $0.9 million of proceeds.

         On March 31, 2003, AquaSource sold its water and wastewater utility construction business to former members of management for approximately $7 million before consideration of an earn-out provision of up to $1 million. Of the total purchase price, $3.3 million is in the form of a personally guaranteed promissory note that bears interest at 3.5% per annum and shall be paid in full, including accrued but unpaid interest, on the second anniversary of the closing date. Also in the first quarter of 2003, AquaSource sold its New England contract operations for approximately $1.3 million.

        On November 22, 2002, we sold the majority of AquaSource’s contract operations business to Southwest Water Company for $10.3 million. Southwest Water also assumed $2.5 million in debt associated with the business.

         In May 2002, we had indicated that we were exploring the sale of our water resource management business. In late June 2002, during our analysis of the fair value of AquaSource’s goodwill, we had received indications of interest for this business, and ultimately determined that the likely outcome would be a sale of this business. Based on the bid information received and the analysis performed, all goodwill was determined to be impaired, and an indication of impairment of other long-lived assets existed.

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

         The following table summarizes income statement data from discontinued operations:

	(Millions of Dollars)
	Three Months Ended June 30,
	2003		2002

Revenues	$17.2		$33.9
Operating results, net of tax of $1.2 and $0.3	1.8		0.9
Gain (Loss) from sale of discontinued operations, net of tax of $(0.3) and $(1.1)	11.6	(a)	(102.9)

	(Millions of Dollars)
	Six Months Ended June 30,
	2003		2002

Revenues	$35.8		$76.0
Operating results, net of tax of $ 1.9 and $2.0	3.5		4.1
Gain (Loss) from sale of discontinued operations, net of tax of $(0.3) and $(1.1)	11.6	(a)	(102.9)

(a)	Includes $0.1 million gain associated with a purchase price adjustment related to Pro Am.

The following table summarizes major assets and liabilities of discontinued operations:

	(Millions of Dollars)

	June 30, 2003	December 31, 2002

Other current assets	$29.3	$36.1
Property and equipment, net	162.7	144.1
Other current liabilities	33.5	33.8
Debt	10.4	10.6

K.	BUSINESS SEGMENTS AND RELATED INFORMATION

         We report the following business segments: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity (electricity supply business segment), (3) Duquesne Light’s collection of transition costs (CTC business segment), (4) DQE Energy Services’ development, operation and maintenance of energy and, for a single customer, synthetic fuel facilities (Energy Services business segment), and (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment). Effective January 1, 2003, our subsidiary, DQE Enterprises, Inc., no longer meets the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Therefore, we no longer report an Enterprises business segment. We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our “all other” category are comprised of revenues from our telecommunications business line and, until its sale in 2002, revenue from an energy services investment held by DQE Enterprises.

Business Segments for the Three Months Ended:
	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Other	Eliminations	Consolidated

June 30, 2003
Operating revenues	$80.7	$107.8	$4.7	$13.2	$8.1	$1.8	$(0.5)	$215.8
Operating expenses	35.9	100.4	0.2	6.4	11.3	3.5	(0.2)	157.5
Depreciation and amortization expense	15.1	—	4.2	0.5	1.6	0.5	—	21.9

Operating income (loss)	29.7	7.4	0.3	6.3	(4.8)	(2.2)	(0.3)	36.4
Other income	5.3	—	—	0.5	12.4	1.1	(4.5)	14.8
Interest and other charges	16.6	—	—	0.1	0.5	6.3	(4.2)	19.3

Income (loss) before taxes	18.4	7.4	0.3	6.7	7.1	(7.4)	(0.6)	31.9
Income taxes	7.5	3.1	0.1	1.8	(0.4)	(2.1)	—	10.0

Income (loss) before impairment charge	10.9	4.3	0.2	4.9	7.5	(5.3)	(0.6)	21.9
Impairment, net	—	—	—	—	—	(1.0)	—	(1.0)

Income (loss) from continuing operations	10.9	4.3	0.2	4.9	7.5	(6.3)	(0.6)	20.9
Dividends on preferred stock	—	—	—	—	—	(0.2)	—	(0.2)

Earnings (loss) from continuing operations available for common stock	$10.9	$4.3	$0.2	$4.9	$7.5	$(6.5)	$(0.6)	$20.7

Assets (a)	$1,834.2	$—	$13.4	$37.5	$570.0	$128.0	$—	$2,583.1

Capital expenditures	$18.5	$—	$—	$0.1	$—	$—	$—	$18.6

(a)	Excludes assets related to discontinued operations.

Business Segments for the Three Months Ended:
	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Other	Eliminations	Consolidated

June 30, 2002
Operating revenues	$85.5	$113.9	$33.6	$11.3	$4.7	$1.8	$(0.6)	$250.2
Operating expenses	42.2	108.8	1.5	5.3	10.4	6.9	0.6	175.7
Depreciation and amortization expense	14.0	—	30.9	0.5	3.3	0.7	—	49.4

Operating income (loss)	29.3	5.1	1.2	5.5	(9.0)	(5.8)	(1.2)	25.1
Other income	8.1	—	—	0.9	14.3	2.2	(5.6)	19.9
Interest and other charges	20.1	—	—	0.2	0.5	7.9	(6.0)	22.7

Income (loss) before taxes	17.3	5.1	1.2	6.2	4.8	(11.5)	(0.8)	22.3
Income taxes	6.8	2.2	0.4	2.2	(1.0)	(4.1)	—	6.5

Income (loss) before net impairment charge	10.5	2.9	0.8	4.0	5.8	(7.4)	(0.8)	15.8
Impairment, net	—	—	—	—	—	(10.8)	—	(10.8)

Income (loss) from continuing operations	10.5	2.9	0.8	4.0	5.8	(18.2)	(0.8)	5.0
Dividends on preferred stock	—	—	—	—	—	(0.1)	—	(0.1)

Earnings (loss) from continuing operations available for common stock	$10.5	$2.9	$0.8	$4.0	$5.8	$(18.3)	$(0.8)	$4.9

Assets (a)	$1,821.5	$—	$24.1	$37.5	$570.3	$152.2	$—	$2,605.6

Capital expenditures	$21.0	$—	$—	$0.1	$0.6	$2.2	$—	$23.9

(a)	Relates to assets as of December 31, 2002 and excludes assets related to discontinued operations.

Business Segments for the Six Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Other	Eliminations	Consolidated

June 30, 2003

Operating revenues	$163.2	$217.6	$11.7	$25.7	$15.3	$3.4	$(0.8)	$436.1
Operating expenses	74.1	201.5	0.5	13.4	21.8	6.7	(0.3)	317.7
Depreciation and amortization expense	30.1	—	10.7	1.0	3.0	1.3	—	46.1

Operating income (loss)	59.0	16.1	0.5	11.3	(9.5)	(4.6)	(0.5)	72.3
Other income	10.7	—	—	1.2	36.4	1.7	(9.0)	41.0
Interest and other charges	33.1	—	—	0.1	1.0	12.7	(8.4)	38.5

Income (loss) before taxes	36.6	16.1	0.5	12.4	25.9	(15.6)	(1.1)	74.8
Income taxes	15.0	6.7	0.2	3.8	4.0	(4.7)	—	25.0

Income (loss) before impairment charge	21.6	9.4	0.3	8.6	21.9	(10.9)	(1.1)	49.8
Impairment, net	—	—	—	—	—	(1.0)	—	(1.0)

Income (loss) from continuing operations	21.6	9.4	0.3	8.6	21.9	(11.9)	(1.1)	48.8
Dividends on preferred stock	—	—	—	—	—	(0.4)	—	(0.4)

Earnings (loss) from continuing operations available for common stock	$21.6	$9.4	$0.3	$8.6	$21.9	$(12.3)	$(1.1)	$48.4

Capital expenditures	$32.5	$—	$—	$0.1	$—	$—	$—	$32.6

Business Segments for the Six Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Other	Eliminations	Consolidated

June 30, 2002

Operating revenues	$165.7	$218.1	$98.6	$22.1	$11.3	$3.9	$(1.0)	$518.7
Operating expenses	76.1	212.4	4.4	11.6	22.4	15.9	(0.3)	342.5
Depreciation and amortization expense	28.2	—	91.0	1.0	6.6	1.5	—	128.3

Operating income (loss)	61.4	5.7	3.2	9.5	(17.7)	(13.5)	(0.7)	47.9
Other income	20.3	—	—	1.3	28.4	2.4	(13.4)	39.0
Interest and other charges	38.9	—	—	0.3	0.7	16.7	(12.3)	44.3

Income (loss) before taxes	42.8	5.7	3.2	10.5	10.0	(27.8)	(1.8)	42.6
Income taxes	17.1	2.3	1.1	3.6	(0.9)	(9.9)	—	13.3

Income (loss) before net impairment charge	25.7	3.4	2.1	6.9	10.9	(17.9)	(1.8)	29.3
Impairment, net	—	—	—	—	—	(10.8)	—	(10.8)

Income (loss) from continuing operations	25.7	3.4	2.1	6.9	10.9	(28.7)	(1.8)	18.5
Dividends on preferred stock	—	—	—	—	—	(0.3)	—	(0.3)

Earnings (loss) from continuing operations available for common stock	$25.7	$3.4	$2.1	$6.9	$10.9	$(29.0)	$(1.8)	$18.2

Capital expenditures	$34.9	$—	$—	$0.3	$2.5	$2.8	$—	$40.5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth in Part I, Item 1 of this Report.

         DQE, Inc. is an energy services holding company formed in 1989 to serve as the holding company for Duquesne Light and to engage in unregulated energy and related businesses. Consistent with our Back-to-Basics focus, and in order to enhance the brand identity of our largest subsidiary, we will be changing our name to “Duquesne Light Holdings, Inc.” later in 2003.

Continuing Operations

         Duquesne Light Company, our largest subsidiary, is an electric utility engaged in the supply (through its provider-of-last-resort service (POLR)), transmission and distribution of electric energy.

         DQE Energy Services, LLC is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and synthetic fuel facilities.

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

Discontinued Operations

         AquaSource, Inc. is a water resource management company. With the July 31, 2003 closing of Philadelphia Suburban Corporation’s (PSC) acquisition of the AquaSource investor-owned utilities, we have sold all of AquaSource’s operating assets. (See Note J.)

Service Areas and Customer Concentrations

Continuing Operations

         Duquesne Light’s electric utility operations provide service to approximately 587,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

         Our other business lines have operations and investments in several states and Canada. DQE Energy Services relies on a single synthetic fuel facility customer for a significant portion of its revenues.

Discontinued Operations

         As of June 30, 2003, AquaSource provided water utility service to more than 142,000 water and wastewater customer connections in 11 states.

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

Discontinued Operations
         AquaSource’s water utility operations are subject to regulation by various authorities within the states where they operated as to rates, accounting and other matters.

Business Segments

         This information is set forth under “Results of Operations” below and in Note K to our condensed consolidated financial statements.

Recent Accounting Pronouncements

         See Note A for a discussion of recent accounting pronouncements.

Critical Accounting Policies

         As of June 30, 2003, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the Year ended December 31, 2002. The policies disclosed included the accounting for: the effects of regulation, unbilled energy revenues, impairment of long-lived assets and investments, pension and other postretirement benefit plan assumptions, income taxes and contingent liabilities.

RESULTS OF OPERATIONS

Overall Performance

         Three months ended June 30, 2003. Our earnings available for common shareholders were $34.1 million, or $0.46 per share, in the second quarter of 2003, compared to a loss attributable to common shareholders of $97.1 million, or $1.69 per share, in the second quarter of 2002. Included in the second quarter of 2003 results was an after-tax gain of $11.5 million related to the increase in fair value of AquaSource’s investor-owned utilities. (See Note J). Also included was an investment impairment charge of $1.0 million related to the write-down of two investments in publicly traded businesses from our cost to their fair market values as of June 30, 2003, due to an other-than-temporary decline in the market value of these businesses. (See Note H.)

         Included in the second quarter of 2002 results was an investment impairment charge of $10.8 million related to the write-down of three investments in publicly traded businesses from our cost to their fair market values as of June 30, 2002, due to an other-than-temporary decline in the market value of these businesses, and to the write-off of two investments in privately held entities which had filed for protection under Chapter 7 of the U.S. Bankruptcy Code. (See Note H.) An impairment charge of $100.9 million relating to an impairment of the long-lived assets of discontinued operations was also recorded in the second quarter of 2002. (See Note J.) The average shares outstanding increased 17.4 million, or 30.3%, compared to the second quarter of 2002, principally due to our June 2002 common stock offering.

         Included in the earnings above is income from discontinued operations of $13.4 million, or $0.18 per share, in the second quarter of 2003, compared to a loss of $102.0 million, or $1.78 per share, in the second quarter of 2002. The 2003 income includes the $11.5 million after-tax gain related to the increase in the fair value of AquaSource. The 2002 loss from discontinued operations included the results of both AquaSource and the propane distribution business of Pro Am, which was sold in December 2002, as well as the $100.9 million impairment charge discussed above.

         Our earnings from continuing operations available for common shareholders were $20.7 million, or $0.28 per share, in the second quarter of 2003, compared to $4.9 million, or $0.09 per share, in the second quarter of 2002.

         The increase in earnings from continuing operations of $15.8 million is primarily due to the following factors:

•	Earnings from DQE Financial increased $1.7 million, primarily as a result of increased high-Btu gas sales prices and lower depreciation and amortization expense in the second quarter of 2003.
•	Duquesne Light began operating under its new provider-of-last-resort arrangement (POLR II, described below) in 2002; however, only two significant rate classes were subject to the POLR II arrangement during the second quarter of 2002, while all significant rate classes were subject to POLR II in the second quarter of 2003. This resulted in an increase of $1.4 million in earnings from the electricity supply business compared to the second quarter of 2002.
•	Earnings from DQE Energy Services increased $0.9 million, primarily due to additional profits from a new synthetic fuel facility management contract that was entered into after the second quarter of 2002.
•	During the second quarter of 2002, DQE Enterprises recorded a $10.8 million impairment charge, as discussed above. The impairment charge in the second quarter of 2003 was $1.0 million.

         Six months ended June 30, 2003. Our earnings available for common shareholders were $63.5 million, or $0.85 per share, in the first six months of 2003, compared to a loss attributable to common shareholders of $194.3 million, or $3.42 per share, in the first six months of 2002. Included in the 2003 results are the $11.5 million after-tax gain related to the increase in the fair value of AquaSource and the investment impairment charge of $1.0 million discussed above. Included in 2002 results are the impairment charges of $10.8 million and $100.9 million discussed above. A charge of $113.7 million, or $2.00 per share, from the cumulative effect of a change in accounting principle related to the impairment of goodwill resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” was recorded as of January 1, 2002. (See Note I.) The average shares outstanding increased 17.9 million, or 31.5%, compared to the first six months of 2002, principally due to our June 2002 common stock offering.

         Included in the earnings above is income from discontinued operations of $15.1 million, or $0.20 per share, in the first six months of 2003, compared to a loss of $98.8 million, or $1.74 per share, in the first six months of 2002. The 2003 income includes the $11.5 million after-tax gain related to the increase in fair value of AquaSource. The 2002 loss from discontinued operations included the results of both AquaSource and Pro Am, as well as the after-tax impairment charge of $100.9 million discussed above.

         Our earnings from continuing operations available for common shareholders were $48.4 million, or $0.65 per share, in the first six months of 2003, compared to $18.2 million, or $0.32 per share, in the first six months of 2002, before the cumulative effect of a change in accounting principle, described above.

         The increase in earnings from continuing operations of $30.2 million is primarily due to the following factors:

•	DQE Financial sold its limited partnership investment in a natural gas operating partnership and recognized an after-tax gain of $7.0 million in the first quarter of 2003. Earnings from DQE Financial also increased $4.0 million, primarily as a result of increased high-Btu gas sales prices and lower depreciation and amortization expense in the first six months of 2003.
•	Duquesne Light began operating under POLR II in 2002; however, only two significant rate classes were subject to the POLR II arrangement during the first six months of 2002, while all significant rate classes were subject to POLR II in the first six months of 2003. This resulted in a $6.0 million increase in earnings in 2003 from the electricity supply business segment compared to the first six months of 2002.
•	Earnings from DQE Energy Services increased $1.7 million, primarily due to additional profits from the new synthetic fuel facility management contract that was entered into after the second quarter of 2002.
•	During the first quarter of 2002, DQE Communications recorded a $3.5 million after-tax charge related to the write-off of a receivable from a telecommunications customer who filed for bankruptcy protection in March 2002. There were no similar charges during 2003.
•	During the second quarter of 2002, DQE Enterprises recorded a $10.8 million investment impairment charge, as discussed above. The investment impairment charge in the second quarter of 2003 was $1.0 million.

Results of Operations by Business Segment

         We report the following business segments: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity (electricity supply business segment), (3) Duquesne Light’s collection of transition costs (CTC business segment), (4) DQE Energy Services’ development, operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Services business segment), and (5) DQE Financial’s collection and processing of landfill gas and the management of structured finance and alternative energy investments (Financial business segment).

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

         We have restated prior periods where appropriate to present segment information consistent with the manner that is currently used by management. Note K shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

Electricity Delivery Business Segment.

         Three months ended June 30, 2003. The electricity delivery business segment reported $10.9 million of earnings in the second quarter of 2003, compared to $10.5 million in the second quarter of 2002, an increase of $0.4 million, or 3.8%, primarily as a result of lower operating expenses as well as lower interest and other charges during the second quarter of 2003. These decreased expenses were partially offset by a decrease in operating revenues and lower other income in the second quarter of 2003.

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

         Operating revenues decreased by $4.8 million, or 5.6%, compared to the second quarter of 2002. The decrease can be primarily attributed to the 6.2%

decrease in MWh sales to customers from the second quarter of 2002, as described below.

         As compared to 2002, Pittsburgh’s warmer weather in April 2003 reduced heating demands, while the cooler weather in both May and June 2003 reduced air conditioning demands. These factors resulted in residential and commercial sales decreasing by 9.8% and 3.2%, compared to the second quarter of 2002. Industrial sales, which are less sensitive to the weather, decreased by 8.2%, primarily due to lower sales to the durable goods manufacturing sector during the second quarter of 2003. Sales to this sector constitute approximately 75% of our industrial sales.

         The following table sets forth MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
Second Quarter	2003	2002	Change
Residential	781	866	(9.8)%
Commercial	1,555	1,606	(3.2)%
Industrial	774	843	(8.2)%

Sales to Electric Utility Customers	3,110	3,315	(6.2)%

         Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased by $6.3 million, or 14.9%, compared to the second quarter of 2002, due in part to the 2003 reversal of $2.5 million of accrued costs related to a billing dispute with a customer that we no longer believe will be incurred. During the second quarter of 2003, we incurred lower storm-related expenses as compared to the second quarter of 2002, due to severe storms in May 2002 that caused extensive damage to our system and caused us to incur significant overtime and vegetation management expenses in conjunction with the restoration of service. Overtime and vegetation management expenses were approximately $1.3 million higher in the second quarter of 2002. In addition, gross receipts tax expense in 2003 decreased as a result of the overall decreased retail revenue.

         Other income decreased $2.8 million, or 34.6%, compared to the second quarter of 2002, due primarily to a reduction in interest earnings resulting from lower intercompany loan balances and lower interest earnings on invested cash. Other income was also higher during the second quarter of 2002 due to a $0.6 million pre-tax gain recognized on the sale of a building.

         Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest and other charges decreased $3.5 million, or 17.4%, compared to the second quarter of 2002 due to $110.0 million of debt retirements during August 2002, which reduced interest expense by $2.1 million, and to more favorable interest rates on the variable rate, tax-exempt debt in the second quarter of 2003.

         Six months ended June 30, 2003. The electricity delivery business segment reported $21.6 million of earnings in the first six months of 2003, compared to $25.7 million in the first six months of 2002, a decrease of $4.1 million, or 16.0%, primarily as a result of lower other income in 2003.

         Operating revenues decreased by $2.5 million, or 1.5%, compared to the first six months of 2002. The decrease can be primarily attributed to the 1.3% decrease in MWh sales to customers from the first six months of 2002, as described below.

         Sales to residential and commercial customers were only 0.1% higher than the first six months of 2002 as the effect of Pittsburgh’s colder winter weather in the first three months of 2003 was effectively offset by the cooler spring/summer weather in the second quarter of 2003. Industrial sales decreased by 5.3% compared to the first six months of 2002 as a result of lower MWh sales to the durable goods manufacturing sector.

         The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
First Six Months	2003	2002	Change
Residential	1,760	1,758	0.1%
Commercial	3,121	3,119	0.1%
Industrial	1,575	1,663	(5.3)%

Sales to Electric Utility Customers	6,456	6,540	(1.3)%

         Other income decreased $9.6 million, or 47.3%, compared to the first six months of 2002, due primarily to a reduction in interest earnings of $4.3 million resulting from lower intercompany loan balances and lower interest earnings on invested cash. Other income was also higher during the first six months of 2002, due to a $1.9 million pre-tax gain recognized on the sale of securities and a building.

         Interest and other charges decreased $5.8 million, or 14.9%, compared to the first six months of

2002, due to $110.0 million of debt retirements in August 2002, which reduced interest expense by $4.2 million, and to favorable interest rates on the variable rate, tax-exempt debt.

Electricity Supply Business Segment

         Three months ended June 30, 2003. The electricity supply business segment reported earnings of $4.3 million in the second quarter of 2003 compared with earnings of $2.9 million in the second quarter of 2002, an increase of $1.4 million, or 48.3%. During the first quarter of 2002, we began operating under POLR II, which extends the provider of last resort service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permits us, following CTC collection for each rate class, a margin per MWh supplied. Earnings increased because all significant rate classes were subject to the POLR II arrangement during the second quarter of 2003. Only two significant rate classes were subject to the POLR II arrangement during the second quarter of 2002. Prior to the start of the POLR II arrangement, our initial POLR arrangement (POLR I) was designed to be income neutral.

         Operating revenues for this business segment are derived primarily from the supply of electricity for delivery to retail customers and, to a much lesser extent, the supply of electricity to wholesale customers. Retail energy requirements fluctuate as the number of customers participating in customer choice changes. Energy requirements for residential and commercial customers are also influenced by weather conditions; temperature extremes lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements of industrial customers are primarily influenced by national and global economic conditions.

         Short-term sales to other utilities are made at market rates. Fluctuations result primarily from excess daily energy deliveries to Duquesne Light’s electricity delivery system.

         Operating revenues decreased $6.1 million, or 5.4%, compared to the second quarter of 2002, due to the 13.4% decline in the POLR MWh. The POLR decline resulted from unfavorable weather conditions in the Pittsburgh area and from a higher percentage of the total MWh sales being supplied by alterative generation suppliers during the second quarter of 2003. These factors more than offset the higher average generation rates that existed during the second quarter of 2003. The average generation rates increase as rate classes become subject to the POLR II arrangement.

         The following table sets forth MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
Second Quarter	2003
	POLR I	POLR II	Total
Residential	—	558	558
Commercial	66	979	1,045
Industrial	394	228	622

MWh Supplied	460	1,765	2,225

POLR Share (MWh basis)			72%

	MWh Supplied
	(In Thousands)
Second Quarter	2002
	POLR I	POLR II	Total
Residential	59	530	589
Commercial	813	387	1,200
Industrial	727	54	781

MWh Supplied	1,599	971	2,570

POLR Share (MWh basis)			78%

         Operating expenses for the electricity supply business segment consist of costs to obtain energy for our POLR service and gross receipts tax. Operating expenses decreased $8.4 million, or 7.7%, compared to the second quarter of 2002, due to the decrease in purchased power expense caused by the decline in the total MWh supplied to customers, for the reasons outlined above.

         Six months ended June 30, 2003. The electricity supply business segment reported earnings of $9.4 million in the first six months of 2003, compared to earnings of $3.4 million in the first six months of 2002, an increase of $6.0 million. During the first quarter of 2002, Duquesne Light began operating under the POLR II arrangement.

         Operating revenues decreased $0.5 million, or 0.2%, compared to the first six months of 2002 due to the 8.1% decline in total MWh supplied from the first six months of 2002, which more than offset the higher average generation rates that existed during the first six months of 2003.

         The following tables sets forth the MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
First Six Months	2003
	POLR I	POLR II	Total
Residential	57	1,225	1,282
Commercial	174	1,954	2,128
Industrial	821	454	1,275

MWh Supplied	1,052	3,633	4,685

POLR Share (MWh basis)			73%

	MWh Supplied
	(In Thousands)
First Six Months	2002
	POLR I	POLR II	Total
Residential	550	682	1,232
Commercial	1,946	388	2,334
Industrial	1,475	55	1,530

MWh Supplied	3,971	1,125	5,096

POLR Share (MWh basis)			78%

         Operating expenses decreased $10.9 million, or 5.1%, compared to the first six months of 2002, due to the decrease in purchased power expense caused by the decline in the total MWh supplied to customers, for the reasons outlined above.

CTC Business Segment.

         Three months ended June 30, 2003. For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. Duquesne Light is allowed to earn an 11% pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return earned by Duquesne Light.

         In the second quarter of 2003, the CTC business segment reported earnings of $0.2 million compared to $0.8 million during the second quarter of 2002, a decrease of $0.6 million, or 75.0%.

         Operating revenues decreased $28.9 million, or 86.0%, due to the full collection of the allocated CTC balance as of June 30, 2003 for over 99% of our customers, whose usage represents 91% of the MWh sales for the second quarter of 2003.

         Operating expenses consist solely of gross receipts tax, which fluctuates in direct relation to operating revenues. Operating expenses decreased $1.3 million, or 86.7%, compared to the second quarter of 2002.

         Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $26.7 million, or 86.4%, compared to the second quarter of 2002, primarily due to the full collection of the allocated CTC balance for most customers, as described above.

         Six months ended June 30, 2003. In the first six months of 2003, the CTC business segment reported earnings of $0.3 million compared to $2.1 million during the first six months of 2002, a decrease of $1.8 million, or 85.7%.

         Operating revenues decreased $86.9 million, or 88.1%, due to the full collection of the allocated CTC balance as of June 30, 2003 for over 99% of our customers, whose usage represents 91% of the MWh sales for the first six months of 2003.

         Operating expenses consist solely of gross receipts tax, which fluctuates in direct relation to operating revenues. Operating expenses decreased $3.9 million, or 88.6%, compared to the first six months of 2002.

         Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $80.3 million, or 88.2%, compared to the first six months of 2002, primarily due to the full collection of the allocated CTC balance for most customers, as described above.

Energy Services Business Segment.

         Three months ended June 30, 2003. The Energy Services business segment reported earnings of $4.9 million in the second quarter of 2003, compared to earnings of $4.0 million in the second quarter of 2002, an increase of $0.9 million, or 22.5%. This increase is primarily due to additional profits from a new synthetic fuel facility management services contract entered into after the end of the second quarter of 2002.

         Operating revenues for this business segment are primarily derived from the facility management services for industrial, airport, and synthetic fuel customers. Operating revenues increased $1.9 million, or 16.8%, compared to the second quarter of 2002. This increase is primarily due to an increase in synthetic fuel production related to both the existing service contracts and the new service contract discussed above. This increase was partially offset by a revenue adjustment in the second quarter of 2003 of $2.0 million for decreased fees resulting from a scale calibration deficiency identified and corrected at one of the synthetic fuel facilities.

         Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead. Operating expenses increased $1.1 million, or 20.8%, from the second quarter of 2002, primarily due to higher labor costs and additional operating expenses associated with the new service contract.

         Six months ended June 30, 2003. In the first six months of 2003, the Energy Services business segment reported earnings of $8.6 million compared to $6.9 million in the first six months of 2002, an increase of $1.7 million, or 24.6%. This increase is due primarily to additional profits from the new synthetic fuel facility management services contract discussed above.

         Operating revenues increased $3.6 million, or 16.3%, compared to the first six months of 2002. This increase is primarily due to higher synthetic fuel production in the first six months of 2003.

         Operating expenses increased $1.8 million, or 15.5%, from the first six months of 2002, primarily due to the higher labor costs and additional operating expenses associated with the new service contract.

Financial Business Segment.

         Three months ended June 30, 2003. The Financial business segment reported earnings of $7.5 million in the second quarter of 2003, compared to $5.8 million in the second quarter of 2002, an increase of $1.7 million, or 29.3%. The earnings increase was due in part to increased high-Btu gas sales prices in the second quarter of 2003 and a $1.7 million decrease in depreciation and amortization expense in the second quarter of 2003 due to the write-off of the Fresh Kills landfill gas investment in 2002.

         Operating revenues in this business segment are primarily derived from the sale of landfill gas. Operating revenues increased $3.4 million, or 72.3%, compared to the second quarter of 2002, primarily due to increased high-Btu gas sales prices in the second quarter of 2003.

         Operating expenses consist of various costs to operate and maintain the landfill gas sites, as well as expenses related to alternative fuel investments. Operating expenses increased $0.9 million, or 8.7%, compared to the second quarter of 2002, primarily due to higher expenses (from increased production volumes) related to its synthetic fuel investment.

         Depreciation and amortization expense consists of the depreciation of landfill gas equipment and gas rights. The decrease of $1.7 million, or 51.5%, compared to the second quarter of 2002 was primarily due to the write-off of the Fresh Kills landfill gas investment in 2002.

         Other income consists of income from the structured lease and affordable housing investments, tax credits generated from the investments in landfill gas, natural gas and synthetic fuel, and gains recognized on the sale of investments. Other income decreased $1.9 million, or 13.3%, compared to the second quarter of 2002, primarily due to a $0.9 million pre-tax decrease in earnings from its structured lease investments, and a $1.8 million decrease in earnings from its landfill gas equity investments. These decreases were partially offset by increased earnings from its synthetic fuel investment.

         Six months ended June 30, 2003. The Financial business segment reported earnings of $21.9 million in the first six months of 2003, compared to $10.9 million in the first six months of 2002, an increase of $11.0 million, or 100.9%. This increase was primarily due to an after-tax gain of $7.0 million on the sale of its limited partnership investment in a natural gas operating partnership, and a $3.6 million decrease in depreciation and amortization expense in the first six months of 2003 primarily due to the write-off of the Fresh Kills landfill gas investment in 2002.

         Operating revenues increased $4.0 million, or 35.4%, compared to the first six months of 2002, primarily due to increased high-Btu gas sales prices in the first six months of 2003.

         Depreciation and amortization decreased $3.6 million, or 54.5%, compared to the first six months of 2002. This decrease was primarily due to the write-off of the Fresh Kills landfill gas investment in 2002.

         Other income increased $8.0 million, or 28.2%, compared to the first six months of 2002, primarily due to the $10.8 million pre-tax gain on the sale of its limited partnership investment in a natural gas operating partnership. This gain was partially offset by a $2.0 million decrease in earnings from its structured lease investments.

All Other.

         Three months ended June 30, 2003. The all other category reported a loss of $6.5 million for the second quarter of 2003, consisting of a loss of $5.3 million before an after-tax impairment charge of $1.0 million and preferred dividends of $0.2 million. This is compared to a loss of $18.3 million in the second quarter of 2002, which consisted of a loss of $7.4 million before an after-tax impairment charge of $10.8 million and preferred dividends of $0.1 million. Absent the impairment charges (discussed previously) and the preferred dividend, this improvement of $2.1 million was primarily due to decreased operating expenses as a result of the sale of an energy services investment held by DQE Enterprises in the second quarter of 2002 and lower fees associated with our revolving credit agreement.

         Operating expenses consist of expenses to operate and maintain our fiber optic based transmission network, expenses to manage our electronic commerce and energy technology portfolio and general corporate expenses. In the second quarter of 2003, operating expenses decreased $3.4 million, or 49.3%, compared to the second quarter of 2002. This decrease is due to the sale of the energy services investment and lower fees associated with our revolving credit agreement in 2003.

         Interest and other charges include interest on long-term debt, other interest and preferred dividends of our other business lines. Interest expense decreased $1.6 million, or 20.3%, compared to the second quarter of 2002. This decrease was primarily due to lower interest rates and intercompany loan balances.

         Six months ended June 30, 2003. The all other category reported a loss of $12.3 million for the first six months of 2003, consisting of a loss of $10.9 million before an after-tax impairment charge of $1.0 million and preferred dividends of $0.4 million. This is compared to a loss of $29.0 million for the first six months of 2002, which consisted of a loss of $17.9 million before an after-tax impairment charge of $10.8 million and preferred dividends of $0.3 million. Absent the impairment charges (discussed previously) and the preferred dividend, this improvement of $7.0 million was primarily due to a $3.5 million after-tax charge recorded in 2002 related to the write-off of a receivable from a telecommunications customer who filed for bankruptcy and to lower interest charges in 2003.

         In the first six months of 2003, operating expenses decreased $9.2 million, or 57.9%, compared to the first six months of 2002. This decrease is primarily due to the $5.9 million write-off, in the first quarter of 2002, of a receivable from a telecommunications customer who had filed for bankruptcy. In addition, expenses decreased $1.3 million due to the sale of the energy services investment.

         Interest and other charges include interest on long-term debt, other interest and preferred dividends of our other business lines. Interest expense decreased $4.0 million, or 24.0%, compared to the first six months of 2002. This decrease was primarily due to lower interest rates and intercompany loan balances in 2003 and the retirement of $150.0 million of floating rate notes in January 2002.

Discontinued Operations.

         Three months ended June 30, 2003. Income from discontinued operations was $13.4 million in the second quarter of 2003, comprised of $1.8 million of income from operations and an $11.6 million gain on disposal. In the second quarter of 2002, the loss from discontinued operations was $102.0 million, comprised of $0.9 million of income from operations and a $102.9 million loss on disposal.

         AquaSource’s income in the second quarter of 2003 was $13.3 million, comprised of $1.8 million of income from operations and an $11.5 million gain related to the increase in fair value. In the second quarter of 2002, AquaSource’s loss was $101.1 million, comprised of $1.8 million of income from operations and a $102.9 million loss on disposal.

         In the second quarter of 2003, a purchase price adjustment was made to the proceeds received from the sale of Pro Am that closed in the fourth quarter of 2002. Pro Am’s income in the second quarter of 2003 was $0.1 million, comprised of the gain on disposal due to the price adjustment. In the second quarter of 2002, Pro Am’s loss from operations was $0.9 million.

         Six months ended June 30, 2003. Income from discontinued operations was $15.1 million in the first six months of 2003, comprised of $3.5 million of income from operations and an $11.6 million gain primarily related to an increase in fair value. In the first six months of 2002, the loss from discontinued operations was $98.8 million, comprised of $4.1 million of income from operations and a $102.9 million loss on disposal.

         AquaSource’s income in the first six months of 2003 was $15.0 million, comprised of $3.5 million of income from operations and an $11.5 million gain related to the increase in fair value. In the first six months of 2002, AquaSource’s loss was $100.3 million, comprised of $2.6 million of income from operations and a $102.9 million loss on disposal.

         Pro Am’s income in the first six months of 2003 was $0.1 million, which was comprised of the gain on the disposal due to the price adjustment discussed above. In the first six months of 2002, Pro Am’s income from operations was $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

         Except for the affordable housing investment guarantees discussed in Note G we have no material off-balance sheet arrangements. We are not involved in any commodity contract trading activities.

         Capital Expenditures

         Continuing Operations. In the first six months of 2003, we spent approximately $32.5 million for electric utility construction and $0.1 million relating to our other business lines. We estimate that during 2003 we will spend approximately $70 million for electric utility construction and $5 million for construction by our other businesses.

         Discontinued Operations. In the first six months of 2003, we spent approximately $11.7 million for water utility construction. We expect July capital expenditures to be approximately $4 million.

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

         Discontinued Operations. On July 31, 2003, AquaSource closed the sale of its investor-owned utilities (and certain related contract operations) to PSC, receiving cash proceeds of approximately $195 million. PSC also assumed $10.4 million in debt associated with the business. The final purchase price will be determined post-closing as various purchase price adjustments are applied. These adjustments will be based on the achievement of specific performance measures, including revenue, rate base and customer connections, as well as working capital. On April 30, 2003, AquaSource closed the sale of a water utility subsidiary to California Water Services Group, receiving $7.5 million of proceeds at closing, though subsequent purchase price adjustments reduced the net amount to $6.1 million. Also on April 30, 2003, the Alabama contract operations were terminated and AquaSource received $0.9 million of proceeds. On March 31, 2003, AquaSource closed the sale of its water and wastewater utility construction business to former members of management for approximately $7 million before consideration of an earn-out provision of up to $1 million.

         In the first six months of 2002, we sold several wastewater facilities and real property and received proceeds of approximately $2.0 million, which approximated book value.

Financing

         In August 2003, we redeemed at par $100 million principal amount of Duquesne Light’s 7 3/8% first mortgage bonds due 2038.

         In May 2003, we redeemed Duquesne Light’s $2.8 million outstanding balance of 5% Sinking Fund Debentures (due March 1, 2010) at a redemption price of 100.95% of the principal amount thereof.

         In March 2003, we redeemed two long-term loans with principal amounts totaling $2.0 million relating to investments at DQE Financial.

         In September 2002, Duquesne Light converted approximately $98 million of variable rate debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

         In August 2002, Duquesne Light redeemed the following: (i) $10 million aggregate principal amount of 8.20% first mortgage bonds due 2022 at a redemption price of 104.51% of the principal amount thereof, and (ii) $100 million aggregate principal amount of 7 5/8% first mortgage bonds due 2023 at a redemption price of 103.9458% of the principal amount thereof.

         In June 2002, we issued 17,250,000 shares of common stock at $13.50 per share in an underwritten public offering. This issuance was made under our April 5, 2002, shelf registration statement for up to $500.0 million of various debt and equity securities. We received net proceeds, after payment of underwriters discounts and commissions and other expenses, of $223.4 million. We have used net proceeds to reduce approximately $171 million principal amount of outstanding short- and long-term debt, and have targeted the remaining net proceeds for general corporate purposes, including payment of a deposit to the IRS toward any adjustments in connection with the income tax matter discussed in Note G.

         In April 2002, Duquesne Light issued $200 million of 6.7% first mortgage bonds due 2012, and $100 million of 6.7% first mortgage bonds due 2032. In each case it used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

         In January 2002, we refinanced $150 million of matured DQE Capital floating rate notes primarily through the issuance of commercial paper. Cash generated from operations and equity offering proceeds was used to repay this debt in full during 2002.

Liquidity

         At June 30, 2003, we had a cash balance of $89.3 million. Following the receipt of approximately $195 million in cash from the sale of the AquaSource investor-owned utilities to PSC, we had a cash balance of approximately $283 million as of July 31, 2003. We used $100 million of cash to retire Duquesne Light first mortgage bonds on August 1, 2003.

         We maintain two 364-day revolving credit agreements, one for $150 million at Duquesne Light and one for $140 million at DQE Capital. Both expire in October 2003. We guarantee DQE Capital’s revolving credit agreement obligations. At June 30, 2003, no borrowings were outstanding; however, we had $90.0 million in standby letters of credit, $66.5 million of which are backed by the revolving credit agreements, leaving $223.5 million available. These letters of credit relate primarily to DQE Financial’s affordable housing and landfill gas investments.

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

         Under our credit facilities, we are subject to financial covenants requiring each of DQE and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65.0%. In addition, DQE is required to maintain a minimum cash coverage ratio of 2-to-1. At June 30, 2003, we were in compliance with these covenants.

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

         During the first six months of 2003, we had no bank loans or commercial paper borrowings outstanding.

Preferred Stock

         As of June 30, 2003, 223,520 shares of our Preferred Stock, Series A (Convertible) were outstanding. Each share is convertible at our option into the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date. In 2002, we issued 60,000 shares to AquaSource minority investors in connection with the settlement of litigation. The AquaSource minority investors have a put option to sell no less than all of their shares on the earlier of (1) the closing of the AquaSource divestiture, or (2) October 7, 2004. Our purchase price will be the $100 liquidation value per share, payable at our election in cash or common stock.

         Each unredeemed share of preferred stock (including the 60,000 shares issued to the minority AquaSource minority investors) will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance. The conversions will take place as set forth in the following table:

Conversion Date		Number of Shares
November 1,	2003	11,720
January 1,	2004	3,760
March 1,	2004	22,000
April 1,	2004	6,240
May 1,	2004	18,565
September 1,	2004	26,001
December 1,	2004	9,085
January 1,	2005	41,183
February 1,	2005	23,960
April 1,	2005	1,006
November 1,	2010	(a)

(a) The number of shares to be converted in 2010 will depend on how many holders of the 60,000 shares issued in connection with the litigation exercise their put rights. These holders have until August 31, 2003 to notify us whether they wish to put their shares.

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

         Duquesne Light has completed the CTC collection from most of its customers. As of June 30, 2003, the CTC balance has been fully collected for approximately 99% of customers, representing approximately 91% of the MWh sales for the first six months of 2003. The transition costs, as reflected on the consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11.0% pre-tax return on the net of tax CTC balance.

Provider of Last Resort

         Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s supplier under POLR I and POLR II. As discussed in “Results of Operations” above, POLR II extends through December 31, 2004, and permits Duquesne Light a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. Except for this margin, POLR I and POLR II effectively transfer to Orion the financial risks and rewards associated with Duquesne Light’s POLR obligations. As of June 30, 2003, approximately 71% of Duquesne Light’s customers measured on a MWh basis received electricity through POLR I or POLR II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

         Duquesne Light is preparing POLR III, a rate plan and related generation supply plan intended to cover the period beginning in 2005. For our larger commercial and industrial customers (fewer than 1,000 customers but approximately 50% of the electricity consumption), Duquesne Light will be proposing an initial 17-month pilot program that gives customers three basic supply options:

•	A fixed price default service for the period based upon the results of a competitive wholesale auction;

•	An hourly price service that passes through real-time spot market electricity prices; and

•	An electric generation service offered by a competitive supplier in Duquesne Light’s service area.

         For the first and second options, Duquesne Light would include in the price a $5 per MWh margin designed to recover associated costs and to encourage retail competition. Following this pilot program, we envision a similar annual process.

         For residential and small business customers, Duquesne Light plans to propose a fixed-price POLR service for the years 2005 through 2010. Duquesne Light expects rates to be comparable to current price levels, as adjusted to reflect additional costs relating to our anticipated membership in the PJM RTO (discussed below). As it explores supply options to meet the needs of these small customers, Duquesne Light is focusing on a portfolio strategy rather than a full requirements contract as under POLR II. Under such a strategy, it would assemble blocks of traditional wholesale contracts with multiple suppliers, thus diversifying credit risk and increasing long-term flexibility. In addition, if the potential for acquiring a small generating asset at an attractive price presents itself, it may help to diversify risk under this portfolio strategy.

         We are confident that with 17 months remaining until the implementation date, an attractive supply strategy will be formulated and approved – one that will provide an expanded margin as well as adequate credit protection measures. Duquesne Light plans to file the POLR III plan with the PUC by the end of October 2003. We would expect the regulatory approval process to last approximately six months.

Regional Transmission Organization

         FERC Order No. 2000, as amended, calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs) by September 2004. Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining the Pennsylvania-New Jersey-Maryland (PJM) RTO as part of its pending POLR III proposal.

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

         On February 21, 2003, the customer petitioned the PUC to reconsider its ruling, which the PUC denied, leaving the original February 6, 2003 order in effect. The customer has appealed the ruling to the Commonwealth Court of Pennsylvania. A decision is not expected until the end of 2003. Duquesne Light started billing the customer the higher amount in March 2003 and has been receiving payment in full for these bills.

Discontinued Operations

         In December 2002, AquaSource filed a rate increase petition in Sarasota County, Florida. AquaSource, on behalf of its subsidiaries operating in Sarasota County, entered into a stipulation agreement with the Environmental Services Business Center of Sarasota County in July 2003, addressing various issues related to rate components and procedural matters. Based on this agreement a final order is anticipated in the fourth quarter of 2003. The final rate outcome may cause purchase price adjustments under the sale agreement with PSC. (See Note J.)

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

•	DQE cash flow, earnings, earnings growth and dividends will depend on the performance of our subsidiaries, on the effectiveness of any divestiture of non-core businesses and assets, and board policy.

•	Demand for and pricing of electricity and landfill gas, changing market conditions and weather conditions could affect earnings levels.

•	Duquesne Light’s earnings will be affected by the number of customers who choose to receive electric generation through POLR II, by final PUC approval of POLR III and by the continued performance of the generation supplier.

•	The ultimate structure of POLR III will be subject to PUC review and approval, and may depend on our ability to obtain a generation asset and/or our ability to contract with suitable third-party suppliers and the terms negotiated with such suppliers.

•	Any debt reductions will depend on the availability of cash flows.

•	The use of proceeds from the AquaSource sale, related purchase price adjustments, and the resolution and disposition of the retained liabilities and indemnities, may affect earnings.

•	Customer energy demand, fuel costs, plant operations and any IRS disallowances of Section 29 tax credits recognized by the synthetic fuel plant owners could affect DQE Energy Services’ earnings.

•	The outcome of the shareholder litigation initiated against DQE may affect performance.

•	The final resolution of proposed adjustments regarding income tax liabilities (which will depend on negotiations with the appropriate tax authorities) could affect financial position, earnings, and cash flows.

•	The resolution of our Fresh Kills litigation could affect cash flows and earnings.

•	DQE Financial’s earnings with respect to synthetic fuel, landfill gas and affordable housing investments will depend, in part, on the continued viability of, and compliance with the requirements for, applicable federal tax credits (including Section 29).

•	The credit ratings we receive from the rating agencies could affect our cost of borrowing, our access to capital markets and liquidity.

•	Market and business conditions, demand for services, and stock market volatility may affect our ability to monetize our remaining energy technology investments.

•	Overall performance by DQE and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

         Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

         We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $320.1 million or 32.8% of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10% increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.3 million for the six months ended June 30, 2003 and $0.3 million for the six months ended June 30, 2002. A 10% reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $48.5 million as of June 30, 2003. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Item 4.	Controls and Procedures.

         Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and other procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         On May 20, 2003, the court certified the class to include purchasers of our common stock during the period from December 6, 2000 through April 30, 2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period. Since December 2002, we and the plaintiffs have been in pre-trial discovery. The court has directed that this phase be concluded by September 30, 2003, followed by an expert discovery period through December 31, 2003.

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

         The complaint seeks rescission of the concession agreement and related relief and seeks an injunction to prevent the City from taking any action to declare an event of default under the concession agreement, accelerate payment under a promissory note or draw on letters of credit supporting GSF’s obligations thereunder. On that same date, GSF filed a notice of claim with the New York City Comptroller seeking monetary relief as an alternative to its rescission and other claims set forth in the complaint.

         GSF and the City are negotiating the parameters of a settlement of the litigation, and are seeking to enter into a modified concession agreement in a form to be submitted to the public review process required by the City by October 15, 2003.

         On July 11, 2003, at the parties’ request, the Court ordered that the litigation be placed on the suspense docket pending the execution of definitive settlement agreements and the approval of the various City review boards. The 180-day surrender period has been extended, and is currently scheduled to expire October 28, 2003 but would be extended until February 1, 2004 upon execution of a settlement term sheet by the parties.

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

         On May 29, 2003, we issued a total of 6,578 shares of our common stock to the non-employee Directors as part of their annual compensation. Seven of our eight non-employee Directors received 250 shares as part of their base annual retainer. Our eighth non-employee Director received 208 shares as part of his base annual retainer (this amount was prorated as the Director was newly elected to the Board in February). Doreen Boyce, Robert Bozzone, Charles Cohen, Sigo Falk, David Kelly and Steven Rogers each received an additional 308 shares for services as a Board Committee chairperson. Doreen Boyce received an additional 924 shares for service as the Board Vice Chair. Robert Bozzone received an additional 1,848 shares for service as Board Chair. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.       Submission of Matters to a Vote of Security Holders

         On May 22, 2003, we held our Annual Meeting of Stockholders. We solicited proxies pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees for directors as listed in the proxy statement dated March 31, 2003, and all nominees were elected. Two proposals were submitted for stockholder vote.

         Proposal 1 was the election of three directors to serve until the 2006 Annual Meeting. The vote on this proposal was as follows:

	For	Withhold
Robert P. Bozzone
Common Stock	60,242,279	2,279,548
Preferred Stock	318,663	552
Joseph C. Guyaux
Common	60,689,566	2,279,548
Preferred Stock	336,434	552
Steven S. Rogers
Common	60,496,313	2,279,548
Preferred Stock	336,433	552

         The following directors’ terms continue after the Annual Meeting: until 2004 – Doreen E. Boyce, Charles C. Cohen and Morgan K. O’Brien; and until 2005 – Sigo Falk, David M. Kelly and John D. Turner.

         Proposal 2 was the ratification of the Board’s appointment of Deloitte & Touche LLP as independent auditors to audit our books for year ending December 31, 2003. The vote on this proposal was as follows:

	For	Against	Abstain
Common	53,377,892	8,860,703	517,014
Preferred Stock	327,492	3,570	0

Item 5.       Other Information.

AquaSource Sale

         On July 31, 2003, AquaSource closed the sale of its investor-owned water utilities (and selected contract operations) to PSC for an estimated purchase price of approximately $195 million in cash. The final purchase price will be determined post-closing as various purchase price adjustments are applied. These adjustments will be based on the pre-closing achievement of specific performance measures, related to revenue, rate base and customer connections, as well as working capital. In addition to the cash proceeds, PSC assumed $10.4 million in debt associated with the acquired entities.

         As part of the transaction, we retained certain obligations related to the business that was sold to PSC, including responsibility for certain existing litigation matters as well as a 10-year indemnity for certain pre-closing environmental claims. We purchased a legal liability policy to mitigate this indemnity. We also have a three year indemnity obligation for certain other pre-closing liabilities that is limited by a $15 million indemnity cap.

         Due to the early closing of this sale (originally anticipated to take place at year-end), we are not required to make certain expenditures, thereby increasing the net recorded fair value of AquaSource by approximately $11.5 million after-tax.

         We have already applied a portion of the sale proceeds to redeem $100 million principal amount of outstanding Duquesne Light 7 3/8% first mortgage bonds. We expect to use approximately $25 million of the proceeds to satisfy continued obligations resulting from the sale. We expect to use the remaining proceeds to improve our financial position, to retire additional debt and for general corporate purposes.

Non-Audit Services

         Under the Sarbanes-Oxley Act of 2002, we are required to disclose any non-audit services performed by our auditor. As previously disclosed in our 2002 Annual Report to Shareholders, our independent public accountants provide non-audit, tax-related services.

Item 6.       Exhibits and Reports on Form 8-K

a.       Exhibits:

Exhibit 12.1 - Calculation of Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

Exhibit 31.1 - CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2 - CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1 - CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

b.      We furnished a Form 8-K on August 11, 2003 to disclose the issuance of our second quarter earnings release.

We furnished a Form 8-K on May 20, 2003 to disclose reaffirmation of earnings projections.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DQE, INC.
(Registrant)

Date	August 14, 2003	/s/ STEVAN R. SCHOTT

(Signature)
Stevan R. Schott
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date	August 14, 2003	/s/ SUSAN S. MULLINS

(Signature)
Susan S. Mullins
Controller
(Principal Accounting Officer)