Form 10-Q
period 2003-09-30
DUQUESNE LIGHT HOLDINGS INC
filed 2003-11-14
CIK 846930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number

1-10290

Duquesne Light Holdings, Inc. (formerly DQE, Inc.)

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

Common Stock, no par value – 75,303,230 shares outstanding as of October 31, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

(All amounts in millions, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenues:
Retail sales of electricity	$213.7	$248.7	$591.9	$719.6
Other	32.3	26.4	90.2	74.2

Total Operating Revenues	246.0	275.1	682.1	793.8

Operating Expenses:
Purchased power	109.1	124.3	298.8	327.2
Other operating and maintenance	53.0	50.1	154.8	155.0
Depreciation and amortization	21.0	31.8	67.1	160.1
Taxes other than income taxes	14.0	17.3	40.2	52.0

Total Operating Expenses	197.1	223.5	560.9	694.3

Operating Income	48.9	51.6	121.2	99.5
Other Income:
Investment income	15.2	16.5	56.2	55.5
Investment impairment	—	—	(1.0)	(10.8)

Total Other Income	15.2	16.5	55.2	44.7

Interest and Other Charges	17.9	19.6	56.4	63.9

Income from Continuing Operations Before Income Taxes	46.2	48.5	120.0	80.3
Income Taxes	16.0	18.1	41.0	31.4

Income from Continuing Operations	30.2	30.4	79.0	48.9
Income (Loss) from Discontinued Operations, Net of Tax	0.4	(3.4)	15.5	(102.2)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	30.6	27.0	94.5	(53.3)
Cumulative Effect of Change in Accounting Principle	—	—	—	(113.7)

Net Income (Loss)	30.6	27.0	94.5	(167.0)
Dividends on Preferred Stock (Note A)	—	0.2	0.4	0.5

Earnings (Loss) Available for Common Stock	$30.6	$26.8	$94.1	$(167.5)

Average Number of Common Shares Outstanding	75.1	74.1	74.8	62.6

Basic Earnings (Loss) Per Share of Common Stock:
Earnings from Continuing Operations	$0.40	$0.41	$1.05	$0.77
Earnings (Loss) from Discontinued Operations	0.01	(0.05)	0.21	(1.63)
Cumulative Effect of Change in Accounting Principle	—	—	—	(1.82)

Basic Earnings (Loss) Per Share of Common Stock	$0.41	$0.36	$1.26	$(2.68)

Diluted Earnings (Loss) Per Share of Common Stock:
Earnings from Continuing Operations	$0.40	$0.40	$1.04	$0.77
Earnings (Loss) from Discontinued Operations	—	(0.04)	0.20	(1.61)
Cumulative Effect of Change in Accounting Principle	—	—	—	(1.79)

Diluted Earnings (Loss) Per Share of Common Stock	$0.40	$0.36	$1.24	$(2.63)

Dividends Declared Per Share of Common Stock	$0.25	$0.25	$0.75	$1.09

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and temporary cash investments	$195.6	$93.9
Receivables – net	122.1	133.9
Other	41.4	40.8
Discontinued operations	—	180.2

Total Current Assets	359.1	448.8

Long-Term Investments	565.9	565.9

Property, Plant and Equipment:
Property, plant and equipment	2,138.3	2,100.1
Less: Accumulated depreciation and amortization	(707.6)	(674.6)

Total Property, Plant and Equipment – Net	1,430.7	1,425.5

Other Non-Current Assets:
Regulatory assets	278.9	280.3
Transition costs	10.4	24.1
Other	47.0	41.2

Total Other Non-Current Assets	336.3	345.6

Total Assets	$2,692.0	$2,785.8

CAPITALIZATION AND LIABILITIES
Current Liabilities:
Notes payable and current debt maturities	$1.0	$1.0
Other	243.2	208.0
Discontinued operations	34.2	40.0

Total Current Liabilities	278.4	249.0

Non-Current Liabilities:
Deferred income taxes – net	553.2	599.7
Deferred income	12.1	12.8
Other	144.3	146.5

Total Non-Current Liabilities	709.6	759.0

Commitments and contingencies (Note G)
Capitalization:
Long-term debt	1,126.5	1,082.0
DLC obligated mandatorily redeemable preferred securities (Note A)	—	150.0

Preferred and Preference Stock:
Preferred stock (Note A)	—	22.4
Preferred stock of subsidiaries	61.6	61.6
Preference stock of subsidiaries	8.8	9.2

Total Preferred Stock	70.4	93.2

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 shares)	1,219.1	1,219.1
Retained earnings	489.3	452.9
Treasury stock (at cost) (51,814,699 and 52,584,174 shares)	(1,201.3)	(1,219.1)
Accumulated other comprehensive income	—	(0.3)

Total Common Shareholders’ Equity	507.1	452.6

Total Capitalization	1,704.0	1,777.8

Total Liabilities and Capitalization	$2,692.0	$2,785.8

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Operations	$183.8	$138.4
Changes in working capital other than cash	(4.5)	62.1
Cash flows from discontinued operations	174.4	82.7
Other	(56.6)	(99.0)

Net Cash Provided from Operating Activities	297.1	184.2

Cash Flows From Investing Activities:
Capital expenditures	(54.1)	(60.3)
Proceeds from disposition of investments	21.4	21.1
Collection of note receivable	—	7.0
Other	(5.1)	(1.0)

Net Cash Used in Investing Activities	(37.8)	(33.2)

Cash Flows From Financing Activities:
Reductions of long-term obligations	(104.8)	(553.0)
Issuance of debt	—	300.0
Redemption of preferred stock	(6.0)	—
Issuance of common stock	—	223.4
Dividends on common and preferred stock	(48.6)	(58.1)
Other	1.8	(7.4)

Net Cash Used in Financing Activities	(157.6)	(95.1)

Net increase in cash	101.7	55.9
Cash and temporary cash investments at beginning of period	93.9	7.2

Cash and temporary cash investments at end of period	$195.6	$63.1

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$30.6	$27.0	$94.5	$(167.0)

Other comprehensive income:
Unrealized holding losses arising during the period, net of tax of $—, $(0.3), $(0.3) and $(3.7)	(0.1)	(0.5)	(0.4)	(6.9)
Reclassification adjustment for realized holding loss	0.1	—	0.7	5.7

Comprehensive Income (Loss)	$30.6	$26.5	$94.8	$(168.2)

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A. CONSOLIDATION AND ACCOUNTING POLICIES

Consolidation

Duquesne Light Holdings, Inc. (formerly DQE, Inc.) is an energy services holding company. We changed our name on September 30, 2003. Our subsidiaries include those discussed below.

The consolidated financial statements include the accounts of Holdings and our wholly and majority owned subsidiaries. The equity method of accounting is used when we have a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany balances and transactions have been eliminated in the consolidation.

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

DQE Communications, Inc. owns, operates and maintains a high-speed, fiber optic based communications network, and leases dark fiber from the network to commercial, industrial and academic customers.

DQE Financial Corp. owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

DQE Capital Corporation and Cherrington Insurance, Ltd. provide financial and insurance services for Holdings and various affiliates.

Discontinued Operations

Effective July 31, 2003, Philadelphia Suburban Corporation (PSC) acquired the investor-owned utilities of AquaSource, Inc., formerly our water resource management subsidiary. (See Note J.)

Basis of Accounting

Holdings and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light’s electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions with respect to values and conditions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions we are required to make. We evaluate these estimates on an ongoing basis, using historical experience and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

The interim financial information for the three and nine month periods ended September 30, 2003 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all notes that would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the full year.

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

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard requires that an issuer classify a financial instrument that falls within its scope as a liability, or as an asset in some circumstances. We adopted this standard effective July 1, 2003, and accordingly began classifying our preferred stock and Duquesne Capital L.P.’s 8.375% Monthly Income Preferred Securities, Series A (MIPS) as liabilities.

Our preferred stock and the MIPS fall within the scope of SFAS No. 150 due to the mandatory conversion feature embodied in these instruments and the fact that the monetary value of the obligations is based solely on a fixed monetary amount which is known at inception. Previously, the preferred stock and the MIPS, with recorded values of $16.4 million and $150.0 million as of September 30, 2003, were shown as components of capitalization on the condensed consolidated balance sheets. Upon adoption of this standard, the preferred stock is classified as a liability ($7.6 million current and $8.8 million non-current), with the dividends paid on the stock classified as interest and other charges, rather than dividends. The MIPS are now classified as long-term debt. There were $5.4 million in costs associated with the issuance of the MIPS that were previously recorded as a reduction of the equity proceeds. Upon adoption of SFAS No. 150, these costs must now be treated as debt issuance costs, and effective July 1, 2003, they are classified as other non-current assets on the condensed consolidated balance sheets. These costs must be amortized over the life of the MIPS. The effect on the statement of income as a result of the adoption of SFAS No. 150 was not material.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after January 31, 2003. For VIEs created earlier, the consolidation requirements apply in the first fiscal year or interim period ending after December 15, 2003. We do not believe the adoption of FIN 46 will have a material impact on our consolidated financial position, earnings or cash flows.

Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the dilutive effect of the outstanding Employee Stock Ownership Plan shares, Holdings preferred stock and stock options, unless a loss from continuing operations occurs as the inclusion of these shares would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following tables present the numerators and denominators used in computing the diluted earnings per share for the three and nine month periods ended September 30, 2003 and September 30, 2002.

Diluted Earnings Per Share

For the Three Months Ended September 30,

(Millions of Dollars)	2003	2002
Income from continuing operations	$30.2	$30.4
Less: Preferred dividends	—	0.2

Earnings from continuing operations for common stock	30.2	30.2
Dilutive effect of:
ESOP dividends	0.4	0.4
Preferred stock dividends	0.2	0.2

Diluted Earnings from Continuing Operations for Common Stock	$30.8	$30.8

(Millions of Shares)	2003	2002
Basic average shares	75.1	74.1
Dilutive effect of:
ESOP shares	1.1	1.3
Preferred stock	1.5	1.2

Diluted average shares	77.7	76.6

Diluted Earnings Per Share from Continuing Operations	$0.40	$0.40

Diluted Earnings Per Share

For the Nine Months Ended September 30,

(Millions of Dollars)	2003	2002
Income from continuing operations	$79.0	$48.9
Less: Preferred dividends	0.4	0.5

Earnings from continuing operations for common stock	78.6	48.4
Dilutive effect of:
ESOP dividends	1.1	—
Preferred stock dividends	0.6	0.5

Diluted Earnings from Continuing Operations for Common Stock	$80.3	$48.9

(Millions of Shares)	2003	2002
Basic average shares	74.8	62.6
Dilutive effect of:
ESOP shares	1.2	—
Preferred stock	1.5	0.9

Diluted average shares	77.5	63.5

Diluted Earnings Per Share from Continuing Operations	$1.04	$0.77

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition for companies that voluntarily adopt the fair value-based method of accounting for stock-based employee compensation. This standard also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” by requiring prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and prescribing a specific tabular format to show the effect of the method used on reported results.

We continue to account for our stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

Prior to December 2001, no compensation expense was recorded on certain option grants because the option terms were fixed and the exercise price equaled the market price of our common stock on the date of grant. However, some option grants have stock appreciation rights (SARs) and/or dividend equivalent accounts (DEAs) attached to the option. We recognize compensation expense for the SARs and DEAs, as appropriate. Compensation expense for the SARs is based upon the quoted market price of our common stock at month end.

The 1,561,800 option grants made in December 2001 and December 2002 are performance-based option awards that become exercisable, subject to an 18-month vesting provision, only if the average of our common stock price over 30 consecutive trading days exceeds certain target prices. We recognize compensation expense for these options when the performance criteria have been met, spreading the expense over the vesting period, as applicable.

The following tables illustrate the effect on reported income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123.

(Millions of Dollars, Except Per Share Amounts)
	For the Three Months Ended September 30,
	2003	2002
Reported net income	$30.6	$27.0
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	—	0.1
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(0.2)	(0.3)

Proforma net income	$30.4	$26.8

Basic earnings per share:
Reported	$0.41	$0.36
Proforma	$0.40	$0.36

Diluted earnings per share:
Reported	$0.40	$0.36
Proforma	$0.40	$0.36

(Millions of Dollars, Except Per Share Amounts)
	For the Nine Months Ended September 30,
	2003	2002
Reported net income (loss)	$94.5	$(167.0)
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.2	0.5
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(1.1)	(0.9)

Proforma net income (loss)	$93.6	$(167.4)

Basic earnings (loss) per share:
Reported	$1.26	$(2.68)
Proforma	$1.25	$(2.68)

Diluted earnings (loss) per share:
Reported	$1.24	$(2.63)
Proforma	$1.22	$(2.64)

B. RATE MATTERS

Competitive Transition Charge

Under the Customer Choice Act, customers must choose to receive their electric energy from an alternative generation supplier or through our POLR arrangements: POLR I, which applies so long as a rate class’ CTC is still being collected, and POLR II, which applies from full CTC collection for a rate class through December 31, 2004. Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light transmission and distribution charges and any CTC that has not already been collected for a customer’s rate class.

Duquesne Light has completed the CTC collection from most of its customers. As of September 30, 2003, the CTC balance has been fully collected for approximately 99.9% of customers, representing approximately 92% of the megawatt-hour (MWh) sales for the first nine months of 2003. The transition costs, as reflected on the condensed consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11.0% pre-tax return on the net of tax CTC balance.

Provider of Last Resort

Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s POLR I and II supplier. POLR II permits Duquesne Light a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. Except for this margin, POLR I and II effectively transfer to Orion the financial risks and rewards associated with Duquesne Light’s POLR obligations. As of September 30, 2003, approximately 71.1% of Duquesne Light’s customers, measured on a MWh basis, received electricity through POLR I or II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

There are certain safeguards in POLR I and II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, Duquesne Light has various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. As of September 30, 2003, Duquesne Light holds an irrevocable $7 million letter of credit that can be increased based on Orion’s investment ratings and net worth. Duquesne Light also remits the POLR customer payments 35 days after billing the customer. Duquesne Light has the right not to remit these payments in the event of an Orion default.

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

C. RECEIVABLES

The components of receivables for the periods indicated are as follows:

	(Millions of Dollars)
	September 30, 2003	December 31, 2002
Electric customers	$73.6	$80.4
Unbilled electric customers	26.5	31.9
Other	28.7	29.3
Less: Allowance for uncollectible accounts	(6.7)	(7.7)

Total	$122.1	$133.9

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

During the fourth quarter of 2002, we recorded a pre-tax restructuring charge of $4.2 million related to further consolidation and centralization of certain administrative functions. The 2002 restructuring charge primarily included severance costs for 20 executive, management, professional and administrative personnel.

In 2003, we increased our 2002 restructuring liability and restructuring expense by approximately $0.8 million for revised estimates of severance benefits to be paid under the 2002 restructuring plan. Offsetting this increase was a decrease to the 2001 restructuring liability and restructuring expense of $1.1 million, primarily resulting from future sublease income for one of our abandoned office locations.

The following table summarizes the restructuring activities for both the 2001 and 2002 restructuring plans for the nine months ended September 30, 2003.

Restructuring Liability
	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Balance, December 31, 2002 (a)	$8.3	$4.8	$13.1
Payments on 2001	(1.6)	(1.5)	(3.1)
Payments on 2002	(3.0)	—	(3.0)
Adjustments to 2001	—	(1.1)	(1.1)
Adjustments to 2002	0.8	—	0.8

Balance, September 30, 2003 (a)	$4.5	$2.2	$6.7

(a)	Excludes $2.3 million and $0.9 million of restructuring liabilities as of December 31, 2002 and September 30, 2003 that are included in discontinued operations.

The $6.7 million combined remaining restructuring liability net of discontinued operations as of September 30, 2003 is included in other liabilities on the condensed consolidated balance sheets. We believe that the remaining provision is adequate to complete the restructuring plan. We expect that the remaining restructuring liability will be paid on a monthly basis through 2006.

E. DEBT

Due to the adoption of SFAS No. 150 on July 1, 2003, the $150 million of MIPS are now classified as long-term debt. (See Note A.)

On August 1, 2003, Duquesne Light redeemed at par $100 million principal amount of its 7 3/8% first mortgage bonds due 2038.

In May 2003, we redeemed the $2.8 million outstanding balance of Duquesne Light’s 5% Sinking Fund Debentures (due March 1, 2010) at a redemption price of 100.95% of the principal amount thereof.

In March 2003, we redeemed at par two long-term loans with principal amounts totaling $2.0 million relating to investments at DQE Financial.

In September 2002, Duquesne Light converted approximately $98 million of variable rate, tax exempt debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

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

F. COMMON STOCK OFFERING

On June 26, 2002 we issued 17,250,000 shares of common stock at $13.50 per share in an underwritten public offering. We received net proceeds, after payment of underwriters’ discounts and commissions and other expenses, of $223.4 million.

G. COMMITMENTS AND CONTINGENCIES

Construction

Continuing Operations. In the first nine months of 2003, we spent $53 million for electric utility construction and $1.1 million relating to our other business lines.

Discontinued Operations. Through July 31, 2003, we spent approximately $16.8 million for water utility construction. (See Note J.)

Guarantees

As part of our investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. This group of guarantees will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield before their expiration, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees was $62.3 million as of September 30, 2003. Of the fees received from third-party investors, $9.7 million has been deferred to absorb any payments or tax recapture with respect to our guarantees. Based on an evaluation of and recent experience with the underlying housing projects, we believe that such deferrals are ample for this purpose.

In connection with DQE Energy Services’ 2000 sale, through a subsidiary, of its synthetic fuel facilities, we agreed to guarantee the subsidiary’s obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. The guarantee generally extends up to six years or otherwise as stipulated under statute of limitations, based on the expiration of the underlying warranty, representation, or covenant. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the statement of financial position, and we do not believe this guarantee will have any material impact on our results of operations, financial position or cash flows.

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

Employees

Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents 968 of Duquesne Light’s 1,335 employees. This contract was recently renegotiated and expires in September 2006.

Pension Plans

Duquesne Light has an obligation to contribute approximately $32.1 million to its pension plans over future years, resulting from the PUC-approved recovery of costs associated with Duquesne Light’s 1999 early retirement program.

Legal Proceedings

Shareholder Class Action. In October and November 2001, a number of putative class action lawsuits were filed by purported shareholders of Holdings against Holdings and David Marshall, our former chairman, chief executive officer and president, in the United States District Court for the Western District of Pennsylvania. These cases were consolidated under the caption In re DQE, Inc. Securities Litigation, Master File No. 01-1851 (W.D. Pa.), and the plaintiffs filed a second consolidated amended complaint on April 15, 2002. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”). The complaint also alleges controlling person liability under Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The complaint alleges that between December 6, 2000 and April 30, 2001, the defendants issued a number of materially false and misleading statements concerning investments made by our subsidiary, DQE Enterprises, and the impact that these investments would have on our current and future financial results.

More particularly, the complaint alleges that Holdings and Marshall stated their expectation that certain companies in which DQE Enterprises had invested would undertake initial public offerings of their shares, with the result that our earnings would be positively impacted by the public market valuation of DQE Enterprises’ interests in these companies, but failed to disclose allegedly adverse facts that made the possibility of successful public offerings of the securities of these companies unlikely. The complaint seeks an award of unspecified compensatory damages, and an order permitting class members who purchased Holdings shares through a dividend reinvestment plan to rescind those purchases, pre- and post-judgment interest, attorneys’ fees and expenses of litigation and unspecified equitable and injunctive relief.

On May 20, 2003, the court certified a class to include purchasers of our common stock during the period from December 6, 2000 through April 30, 2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period. Since December 2002 we and the plaintiffs have been in pre-trial discovery. The court has directed that this phase be concluded by December 19, 2003, followed by an expert discovery period through March 26, 2004.

Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiffs’ allegations of wrongdoing and believe we have meritorious defenses to the plaintiffs’ claims. We are vigorously defending this lawsuit.

Fresh Kills. GSF Energy, LLC (a DQE Financial subsidiary) has a concession agreement expiring in October 2018 for the gas rights to New York City’s Fresh Kills landfill. GSF also maintains an investment in a gas processing facility at the landfill and was constructing additional processing capacity when the World Trade Center tragedy occurred. The debris from the World Trade Center was transported to the Fresh Kills landfill and currently rests on top of the landfill’s largest hill. During 2002, GSF realized reductions in available gas due to the continued effects of the World Trade Center debris as well as other actions taken by the New York City Department of Sanitation resulting in further damage to its gas collection system. On January 16, 2003, GSF initiated litigation against the City of New York acting by and through its Department of Sanitation in the United States District Court for the Southern District of New York. Concurrently, GSF tendered notice of its intent to surrender the concession agreement in 180 days as permitted by the concession agreement. The surrender date has been extended to facilitate settlement discussions.

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

GSF and the City executed a term sheet effective as of July 11, 2003 setting forth the parameters of an amended and restated concession agreement. Specifically, GSF would perform routine and non-routine maintenance of the landfill gas processing facility and routine maintenance of the landfill gas collection system through June 30, 2006. Additionally, the amended and restated concession agreement would provide for new payment terms and security to support GSF’s obligations at the site.

The litigation has been placed on the suspense docket pending the execution of definitive agreements and receipt of required City approvals. A draft of the amended and restated concession agreement is expected to be available for public review from November 13, 2003 through December 8, 2003 at the City Department of Sanitation’s Contract Division. The New York City Franchise and Concession Review Committee is expected to vote on the approval of the amended and restated concession agreement on December 10, 2003. Assuming the Committee approves the concession and the New York City Comptroller subsequently registers it, the agreement could become effective as early as the first quarter of 2004.

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

In July 2003, we were accepted into the IRS Fast Track Settlement Program, which was developed by the IRS to help accelerate resolution of disputes with taxpayers, generally within 120 days. Participation in the program is voluntary. If we are not satisfied with the results obtained through this program, we remain entitled to any and all appeal rights that would have otherwise been available. Fast Track discussions began on October 29, 2003. The tax years 1994 through 1997 were included in the discussions. Our goal has been to resolve the tax deductions for the disputed transactions in which we invested between 1994 and 1997, as well as to obtain definite treatment for the disputed transactions in future years, where applicable.

Although we have not yet reached a definitive agreement with the IRS, discussions to date have been constructive and we continue to work toward a resolution of all outstanding issues. We anticipate a definitive conclusion to this process later in the fourth quarter.

If we are unable to resolve our tax disputes within the time frame set forth above, we plan to deposit approximately $80 million with the IRS to help mitigate interest charges on the ultimate settlement of these issues. As of December 31, 2002 we had federal income tax credits and capital loss carryovers of $63.4 million and $32.8 million available to help offset any potential IRS assessment.

The Pennsylvania Department of Revenue has audited Duquesne Light’s 1999 and 2000 state tax returns and assessed additional tax mostly in relation to an out-of-state subsidiary which they believe is taxable in Pennsylvania. The tax year 2001 is currently under audit. Should the same assertion be applied to 2001 and 2002, the total exposure for the four-year period would be approximately $85 million (net of federal benefit), exclusive of penalties and interest. We do not agree with the State’s findings and have exercised our appeal rights concerning these matters. The appeal filed for the 1999 tax year with the Board of Finance and Revenue has been denied. An appeal will be filed with the Pennsylvania Commonwealth Court by November 16, 2003 contesting this decision. The assessment for the 2000 tax year is currently awaiting decision from the Board of Finance and Revenue. Ultimately, we would expect all years involved to be appealed to and decided at the Pennsylvania Commonwealth Court.

We do not know to what extent the adjustments proposed for the periods from 1994 through 2002 by the various taxing bodies will be sustained. We do not believe that the ultimate resolution of our tax issues will have a material adverse effect on our financial position or results of operation. However, the resolution of these tax issues, depending on the extent and timing thereof, could have a material adverse effect on our cash flows for the periods in which they are paid.

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

In June 2003, the IRS announced that it had reason to question the scientific validity of certain test procedures and results that have been presented to it by taxpayers with interests in synthetic fuel operations as evidence that the required significant chemical change has occurred, and that it was reviewing information regarding these test procedures and practices. The IRS also said it would stop issuing rulings approving the tax credit for facilities pending a review, and indicated that it could revoke already issued approvals if it found that significant chemical change hasn’t occurred.

In October 2003, the IRS announced it has finished a review of the scientific data involving synthetic fuel, and determined that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. Companies with current private letter rulings will be required to maintain specified sampling and quality control procedures and obtain regular reports from independent laboratories that have analyzed the synthetic fuel production to verify the coal undergoes a significant chemical change. The IRS also is considering whether to require the laboratories used for synthetic fuels testing to be accredited by the NIST National Voluntary Laboratory Accreditation Program.

From 1997 to September 2000, DQE Energy Services, through a subsidiary, owned and operated several synthetic fuel facilities. The facilities were sold to a third party in September 2000. DQE Energy Services operates and maintains the facilities under an agreement expiring in 2007. For the nine month period ended September 30, 2003, DQE Energy Services earnings related to fees under this agreement were $14.1 million.

A subsidiary of DQE Financial holds one limited partnership unit (an 8.3% interest) in an entity that owns and operates four projects to produce and sell coal-based synthetic fuel. The IRS issued a private letter ruling with respect to the four projects on November 11, 1997, and subsequently issued an updated private letter ruling on September 23, 2002, concluding that the synthetic fuel produced at the entity’s facilities should qualify for Section 29 tax credits. During June 2001, the IRS began a tax audit of the entity for the 1998 tax year and later expanded the audit to include tax years 1999 and 2000. The IRS has requested numerous extensions to the statute of limitations for the years under audit, but has not advised an entity of any intention to disallow credits. For the nine month period ended September 30, 2003, we recognized $12.8 million of tax credits and, including the credits, $6.2 million of earnings from the investment.

From 1997 through the first nine months of 2003, we have recognized approximately $41 million of tax credits related to both the DQE Energy Services and DQE Financial synthetic fuel projects.

Preferred Stock

As of September 30, 2003, 163,520 shares of our Preferred Stock, Series A (Convertible) were outstanding. Each share is redeemable for cash or convertible at our option into the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date. In 2002, we issued 60,000 shares to AquaSource minority investors in connection with the settlement of litigation. The AquaSource minority investors had, and each of them exercised, a put option to sell no less than all of their shares on the closing of the AquaSource divestiture. In September 2003, we paid the purchase price of the $100 liquidation value per share in cash.

Each unredeemed share of preferred stock will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance.

H. IMPAIRMENT CHARGES

During the second quarter of 2003, DQE Enterprises wrote down two investments in publicly traded applied technology businesses to their quoted market value as of the balance sheet date, and recognized the associated impairment charge of $1.0 million. This charge reflected an other-than-temporary decline in the market value of the underlying securities. DQE Enterprises sold all its publicly held investments by September 30, 2003. There is no book value remaining.

During the second quarter of 2002, Enterprises wrote down three investments in publicly traded applied technology businesses to their quoted market value as of the balance sheet date, and recognized the associated impairment charge of $10.0 million. This charge reflected an other-than-temporary decline in the market value of the underlying securities. Enterprises also recorded a $0.8 million impairment charge for the write-off of two investments in privately held entities that had filed for protection under Chapter 7 of the U.S. Bankruptcy Code.

I. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

SFAS No. 142, “Goodwill and Other Intangible Assets,” established financial accounting and reporting for acquired goodwill and other intangible assets. This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but, instead, be tested at least annually for impairment, and more frequently if certain indicators appear. We adopted this standard effective January 1, 2002, and accordingly ceased amortization of goodwill, our only intangible asset with an indefinite useful life. Any impairment measured as of the date of adoption was recognized as the cumulative effect of a change in accounting principle.

Our goodwill related to our water resource management and propane delivery businesses, both of which we sold (see Note J). We had independent valuations performed on both of these reporting units in order to determine their fair values as of January 1, 2002. These valuations indicated that the fair values of both reporting units were less than their carrying values, an indication of impairment. We then assessed the fair value of the tangible assets and liabilities of each of these reporting units, and determined that substantially all of the goodwill related to the water distribution reporting unit and a portion of the goodwill related to the propane delivery reporting unit was impaired as of January 1, 2002. The valuation of the water distribution reporting unit was further supported by the terms of the July 29, 2002 agreement to sell a substantial portion of AquaSource’s total assets, for a purchase price that was significantly less than the carrying amount of the reporting unit. Accordingly, we recognized a $113.7 million charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value, consisting of $103.0 million related to water distribution and $10.7 million related to propane delivery. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge. As of September 30, 2003 and December 31, 2002 we had no goodwill.

J. DISCONTINUED OPERATIONS

In 2002 and 2003 we entered into agreements to sell our investment in AquaSource (described below). In December 2002, we sold Pro Am, our propane distribution business. Accordingly, these subsidiaries have been reflected as discontinued operations in the condensed consolidated financial statements for both years.

On July 31, 2003, AquaSource closed the sale of its investor-owned water utilities (and selected contract operations) to PSC for an estimated purchase price of approximately $195 million in cash, including approximately $5 million related to working capital. PSC also assumed $10.4 million of debt associated with the business. The final purchase price will be determined post-closing as various purchase price adjustments are applied. These adjustments will be based on the pre-closing achievement of specific performance measures related to revenue, rate base and customer connections, as well as working capital. In October, AquaSource returned $2.8 million to PSC related to purchase price adjustments attributable to the difference between the estimated closing purchase price and the proposed final closing purchase price. A purchase price adjustment related to working capital is likely to occur based on the outcome of the final review, which is estimated to be completed in the fourth quarter of 2003. In addition, the remaining purchase price adjustments under the terms of the agreement should be determined no later than the first quarter of 2004. After the return of $2.8 million to PSC in October, the maximum remaining reduction to the final purchase price that can result is approximately $13 million, excluding working capital. Purchase price adjustments, if any, will not have a material adverse effect on our financial position or results of operations.

As part of the transaction, we retained certain obligations related to the business that was sold to PSC, including responsibility for certain existing litigation matters as well as a 10-year indemnity for certain pre-closing environmental claims. We purchased an environmental liability policy to mitigate this indemnity. We also have a maximum three-year indemnity obligation for certain other pre-closing liabilities that is limited by a $15 million indemnity cap. To date, indemnity claims of which we are aware are not significant.

Due to the earlier than anticipated closing of this sale, we were not required to make certain expenditures, thereby increasing the net recorded fair value of AquaSource by approximately $11.5 million after-tax, which was recorded in June 2003.

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

The following tables summarize income statement data from discontinued operations:

	(Millions of Dollars)
	Three Months Ended September 30,
	2003	2002
Revenues	$5.7	$35.4
Operating results, net of tax of $(0.4) and $0.8	0.4	2.8
Loss from sale of discontinued operations, net of tax of $— and $3.3	—	(6.2)

	(Millions of Dollars)
	Nine Months Ended September 30,
	2003		2002
Revenues	$41.5		$111.4
Operating results, net of tax of $1.5 and $2.8	3.9		6.8
Gain (Loss) from sale of discontinued operations, net of tax of $(0.3) and $(4.4)	11.6	(a)	(109.0)

(a)	Includes $0.1 million gain associated with a purchase price adjustment related to Pro Am.

The following table summarizes major assets and liabilities of discontinued operations:

	(Millions of Dollars)
	September 30, 2003	December 31, 2002
Other current assets	$—	$36.1
Property and equipment, net	—	144.1
Other current liabilities	34.2	29.4
Debt	—	10.6

K. SUBSEQUENT EVENTS

On November 1, 2003, in accordance with the conversion feature of our Preferred Stock, Series A (Convertible), we converted 11,720 preferred shares into 72,794 shares of our common stock.

On October 24, 2003, Duquesne Power, LP, a newly formed subsidiary of Duquesne Light, announced the signing of a definitive agreement to purchase WPS Resources Corporation’s Sunbury generation station for approximately $120 million, which includes inventories and other items. A nonrefundable deposit of $2.7 million was made upon signing the purchase agreement. Closing on the transaction is conditioned on PUC approval of our post-2004 POLR plan, currently anticipated to occur in the summer of 2004, as well as other related regulatory approvals.

L. BUSINESS SEGMENTS AND RELATED INFORMATION

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

Business Segments for the Three Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Other	Eliminations	Consolidated
September 30, 2003
Operating revenues	$91.9	$123.3	$3.4	$19.7	$6.5	$1.6	$(0.4)	$246.0
Operating expenses	36.6	114.3	0.2	8.7	11.7	5.0	(0.4)	176.1
Depreciation and amortization expense	15.2	—	3.0	0.5	1.7	0.6	—	21.0

Operating income (loss)	40.1	9.0	0.2	10.5	(6.9)	(4.0)	—	48.9
Other income	5.6	—	—	0.6	13.7	(0.2)	(4.5)	15.2
Interest and other charges	15.2	—	—	0.1	0.3	6.4	(4.1)	17.9

Income (loss) before taxes	30.5	9.0	0.2	11.0	6.5	(10.6)	(0.4)	46.2
Income taxes	12.7	3.7	—	3.9	(0.7)	(3.6)	—	16.0

Earnings (loss) from continuing operations available for common stock	$17.8	$5.3	$0.2	$7.1	$7.2	$(7.0)	$(0.4)	$30.2

Assets	$1,837.5	$—	$10.4	$38.8	$570.4	$234.9	$—	$2,692.0

Capital expenditures	$20.5	$—	$—	$0.3	$0.2	$0.5	$—	$21.5

Effective July 1, 2003, due to the adoption of SFAS No. 150, preferred dividends are included with interest expense.

Business Segments for the Three Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Other	Eliminations	Consolidated
September 30, 2002
Operating revenues	$99.4	$139.9	$15.3	$14.8	$4.9	$1.3	$(0.5)	$275.1
Operating expenses	37.9	130.3	0.6	7.0	10.1	5.9	(0.1)	191.7
Depreciation and amortization expense	14.1	—	14.0	0.5	3.1	0.1	—	31.8

Operating income (loss)	47.4	9.6	0.7	7.3	(8.3)	(4.7)	(0.4)	51.6
Other income	6.0	—	—	1.4	13.4	0.5	(4.8)	16.5
Interest and other charges	16.9	—	—	0.2	0.5	6.5	(4.5)	19.6

Income (loss) before taxes	36.5	9.6	0.7	8.5	4.6	(10.7)	(0.7)	48.5
Income taxes	15.2	3.9	0.3	2.9	(0.8)	(3.4)	—	18.1

Income (loss) from continuing operations	21.3	5.7	0.4	5.6	5.4	(7.3)	(0.7)	30.4
Dividends on preferred stock	—	—	—	—	—	0.2	—	0.2

Earnings (loss) from continuing operations available for common stock	$21.3	$5.7	$0.4	$5.6	$5.4	$(7.5)	$(0.7)	$30.2

Assets (a)	$1,821.5	$—	$24.1	$37.5	$570.3	$152.2	$—	$2,605.6

Capital expenditures	$16.4	$—	$—	$0.1	$0.2	$4.1	$—	$20.8

(a)	Relates to assets as of December 31, 2002 and excludes assets related to discontinued operations.

Business Segments for the Nine Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Other	Eliminations	Consolidated
September 30, 2003
Operating revenues	$255.1	$340.9	$15.1	$45.4	$21.8	$5.0	$(1.2)	$682.1
Operating expenses	110.7	315.8	0.7	22.1	33.5	11.7	(0.7)	493.8
Depreciation and amortization expense	45.3	—	13.7	1.5	4.7	1.9	—	67.1

Operating income (loss)	99.1	25.1	0.7	21.8	(16.4)	(8.6)	(0.5)	121.2
Other income	16.3	—	—	1.8	50.1	1.5	(13.5)	56.2
Interest and other charges	48.3	—	—	0.2	1.3	19.1	(12.5)	56.4

Income (loss) before taxes	67.1	25.1	0.7	23.4	32.4	(26.2)	(1.5)	121.0
Income taxes	27.7	10.4	0.2	7.7	3.3	(8.3)	—	41.0

Income (loss) before impairment charge	39.4	14.7	0.5	15.7	29.1	(17.9)	(1.5)	80.0
Impairment, net	—	—	—	—	—	(1.0)	—	(1.0)

Income (loss) from continuing operations	39.4	14.7	0.5	15.7	29.1	(18.9)	(1.5)	79.0
Dividends on preferred stock	—	—	—	—	—	0.4	—	0.4

Earnings (loss) from continuing operations available for common stock	$39.4	$14.7	$0.5	$15.7	$29.1	$(19.3)	$(1.5)	$78.6

Capital expenditures	$53.0	$—	$—	$0.4	$0.2	$0.5	$—	$54.1

Business Segments for the Nine Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Services	Financial	Other	Eliminations	Consolidated
September 30, 2002
Operating revenues	$265.1	$358.0	$113.9	$36.9	$16.2	$5.2	$(1.5)	$793.8
Operating expenses	114.0	342.7	5.0	18.6	32.5	21.8	(0.4)	534.2
Depreciation and amortization expense	42.3	—	105.0	1.5	9.7	1.6	—	160.1

Operating income (loss)	108.8	15.3	3.9	16.8	(26.0)	(18.2)	(1.1)	99.5
Other income	26.3	—	—	2.7	41.8	2.9	(18.2)	55.5
Interest and other charges	55.8	—	—	0.5	1.2	23.2	(16.8)	63.9

Income (loss) before taxes	79.3	15.3	3.9	19.0	14.6	(38.5)	(2.5)	91.1
Income taxes	32.3	6.2	1.4	6.5	(1.7)	(13.3)	—	31.4

Income (loss) before net impairment charge	47.0	9.1	2.5	12.5	16.3	(25.2)	(2.5)	59.7
Impairment, net	—	—	—	—	—	(10.8)	—	(10.8)

Income (loss) from continuing operations	47.0	9.1	2.5	12.5	16.3	(36.0)	(2.5)	48.9
Dividends on preferred stock	—	—	—	—	—	0.5	—	0.5

Earnings (loss) from continuing operations available for common stock	$47.0	$9.1	$2.5	$12.5	$16.3	$(36.5)	$(2.5)	$48.4

Capital expenditures	$51.3	$—	$—	$0.4	$1.7	$6.9	$—	$60.3

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth in Part I, Item 1 of this Report.

Duquesne Light Holdings, Inc. (formerly DQE, Inc.) is an energy services holding company formed in 1989 to serve as the holding company for Duquesne Light and to engage in unregulated energy and related businesses. We changed our name on September 30, 2003.

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

DQE Communications, Inc. owns, operates and maintains a high-speed, fiber optic based communications network, and leases dark fiber from the network to commercial, industrial and academic customers.

DQE Financial Corp. owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

DQE Capital Corporation and Cherrington Insurance, Ltd. provide financing and insurance services for Holdings and various affiliates.

Discontinued Operations

Effective July 31, 2003, Philadelphia Suburban Corporation (PSC) acquired the investor-owned utilities of AquaSource, Inc. (formerly our water resource management subsidiary). (See Note J.)

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

Regulation

Holdings and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light’s electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.

Business Segments

This information is set forth under “Results of Operations” below and in Note L to our condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note A for a discussion of recent accounting pronouncements.

Critical Accounting Policies

As of September 30, 2003, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the Year ended December 31, 2002. The policies disclosed included the accounting for: the effects of regulation, unbilled energy revenues, impairment of long-lived assets and investments, pension and other postretirement benefit plan assumptions, income taxes and contingent liabilities.

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

We have restated prior periods where appropriate to present segment information consistent with the manner that is currently used by management. Note L shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

Overall Performance

Three months ended September 30, 2003. Our earnings available for common stock were $30.6 million, or $0.41 basic earnings per share, in the third quarter of 2003, compared to earnings of $26.8 million, or $0.36 basic earnings per share, in the third quarter of 2002. The average shares outstanding increased 1.0 million, or 1.3%, compared to the third quarter of 2002

Our earnings from continuing operations available for common stock were $30.2 million, or $0.40 basic earnings per share, in the third quarter of 2003, compared to $30.2 million, or $0.41 basic earnings per share, in the third quarter of 2002.

While overall earnings from continuing operations remained flat, there were fluctuations within our business lines.

•	Earnings from DQE Financial increased $1.8 million, primarily as a result of increased high-Btu gas sales prices and lower depreciation and amortization expense in the third quarter of 2003.

•	Earnings from DQE Energy Services increased $1.5 million, primarily due to additional profits from a new synthetic fuel facility management contract that was entered into during the fourth quarter of 2002.

•	Earnings from the electricity delivery segment of Duquesne Light decreased $3.5 million, primarily as a result of lower revenues due to the much cooler summer weather in the third quarter of 2003 as compared to 2002.

Included in the third quarter of 2003 results was income from discontinued operations of $0.4 million, or $0.01 basic earnings per share, compared to a loss of $3.4 million, or $0.05 basic loss per share, in the third quarter of 2002. The 2002 loss from discontinued operations included the results of both AquaSource and the propane distribution business of Pro Am, which was sold in December 2002.

Nine months ended September 30, 2003. Our earnings available for common stock were $94.1 million, or $1.26 basic earnings per share, in the first nine months of 2003, compared to a loss of $167.5 million, or $2.68 basic loss per share, in the first nine months of 2002. The average shares outstanding increased 12.2 million, or 19.5%, compared to 2002, principally due to our June 2002 common stock offering.

Our earnings from continuing operations available for common stock were $78.6 million, or $1.05 basic earnings per share, in the first nine months of 2003, compared to $48.4 million, or $0.77 basic earnings per share, in the first nine months of 2002, before the cumulative effect of a change in accounting principle, described below.

The increase in earnings from continuing operations of $30.2 million was primarily due to the following factors:

•	DQE Financial sold its limited partnership investment in a natural gas operating partnership and recognized an after-tax gain of $7.0 million in the first quarter of 2003. Earnings from DQE Financial also increased $5.8 million, primarily as a result of increased high-Btu gas sales prices and lower depreciation and amortization expense in the first nine months of 2003.

•	Although Duquesne Light began operating under its new POLR arrangement (POLR II described below) in 2002, only six significant rate classes were subject to the POLR II arrangement during the first nine months of 2002. All significant rate classes were subject to POLR II in the first nine months of 2003, which was the primary reason for the $5.6 million increase in earnings in 2003 from the electricity supply business segment compared to the first nine months of 2002.

•	During the first quarter of 2002, DQE Communications recorded a $3.5 million after-tax charge related to the write-off of a receivable from a telecommunications customer who filed for bankruptcy protection in March 2002. There were no similar charges during 2003.

•	During the second quarter of 2002, DQE Enterprises recorded a $10.8 million investment impairment charge related to the write-down of three investments in publicly traded businesses from our cost to their fair market values as of June 30, 2002, and the write-off of two investments in privately held entities which had filed for protection under Chapter 7 of the U.S. Bankruptcy Code. The investment impairment charge in the second quarter of 2003 was $1.0 million and was related to the write-down of two investments in publicly traded businesses from our cost to their fair market values as of June 30, 2003. (See Note H.)

The above increases were partially offset by decreased earnings from the electricity delivery segment due to much cooler summer weather in 2003.

Included in earnings for the first nine months of 2003 was income from discontinued operations of $15.5 million, or $0.21 basic earnings per share, compared to a loss of $102.2 million, or $1.63 basic loss per share, in the first nine months of 2002. The 2003 income included an $11.5 million after-tax gain related to the increase in fair value of AquaSource’s investor-owned utilities. (See Note J.). The 2002 loss from discontinued operations included the results of both AquaSource and Pro Am, as well as a charge of $100.9 million relating to an impairment of the long-lived assets of discontinued operations. (See Note J.)

A charge of $113.7 million, or $1.82 basic loss per share, from the cumulative effect of a change in accounting principle related to the impairment of goodwill resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” was recorded as of January 1, 2002. (See Note I.)

Business Segment Performance

Electricity Delivery Business Segment.

Three months ended September 30, 2003. The electricity delivery business segment reported $17.8 million of earnings in the third quarter of 2003, compared to $21.3 million in the third quarter of 2002, a decrease of $3.5 million, or 16.4%, primarily as a result of lower operating revenues.

Operating revenues for this business segment are primarily derived from the delivery of electricity, including related excise taxes. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are primarily influenced by national and global economic conditions.

Operating revenues decreased by $7.5 million, or 7.5%, compared to the third quarter of 2002. The decrease can be primarily attributed to the 8.0% decrease in megawatt-hour (MWh) sales to customers from the third quarter of 2002, as described below.

Compared to the extremely hot weather in the third quarter of 2002, the cooler weather in the third quarter of 2003 resulted in significantly lower air-conditioning demands. This resulted in residential and commercial sales decreasing by 12.3% and 5.3% compared to the third quarter of 2002. Industrial sales, which are less sensitive to the weather, decreased by 7.8%, primarily due to lower sales to the durable goods manufacturing sector during the third quarter of 2003. Sales to this sector constitute approximately 75% of our industrial sales.

The following table sets forth MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
Third Quarter	2003	2002	Change
Residential	1,083	1,235	(12.3)%
Commercial	1,765	1,863	(5.3)%
Industrial	803	871	(7.8)%

Sales to Electric Utility Customers	3,651	3,969	(8.0)%

Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased by $1.3 million, or 3.4%, compared to the third quarter of 2002, primarily due to lower gross receipts tax expense as a result of decreased retail revenue.

Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest and other charges decreased $1.7 million, or 10.1%, compared to the third quarter of 2002 due to debt retirements of $100 million in August 2003 and $110 million in August 2002.

Nine months ended September 30, 2003. The electricity delivery business segment reported $39.4 million of earnings in the first nine months of 2003, compared to $47.0 million in the first nine months of 2002, a decrease of $7.6 million, or 16.2%, primarily as a result of lower operating revenues and lower other income in 2003.

Operating revenues decreased by $10.0 million, or 3.8%, compared to the first nine months of 2002. The decrease can be primarily attributed to the 3.8% decrease in MWh sales to customers compared to the first nine months of 2002, as described below.

Sales to residential and commercial customers were 5.0% and 1.9% lower than during the first nine months of 2002 as the effect of Pittsburgh’s colder winter weather on heating use in the first three months of 2003 was more than offset by the reduced air conditioning loads accompanying the cooler summer weather in the second and third quarters of 2003. Industrial sales decreased by 6.2% compared to the first nine months of 2002 as a result of lower MWh sales to the durable goods manufacturing sector.

The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
First Nine Months	2003	2002	Change
Residential	2,843	2,993	(5.0)%
Commercial	4,886	4,982	(1.9)%
Industrial	2,378	2,534	(6.2)%

Sales to Electric Utility Customers	10,107	10,509	(3.8)%

Other income includes interest income from intercompany loans, as well as gains and losses recognized on the sale of certain assets. Other income decreased $10.0 million, or 38.0%, compared to the first nine months of 2002, due primarily to a reduction in interest earnings of $5.3 million resulting from lower intercompany loan balances and lower interest earnings on invested cash. Other income was also higher during the first nine months of 2002, due to a $1.9 million pre-tax gain recognized on the sale of securities and a building.

Interest and other charges decreased $7.5 million, or 13.4%, compared to the first nine months of 2002, due to (i) $110.0 million of debt retirements in August 2002, which reduced interest expense by $5.0 million, (ii) $100.0 million of debt retirements in August 2003, which reduced interest expense by $1.2 million, and (iii) favorable interest rates on the variable rate, tax-exempt debt.

Electricity Supply Business Segment

Three months ended September 30, 2003. During the first quarter of 2002, we began operating under POLR II, which extends the provider-of-last-resort service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permits us, following CTC collection for each rate class, a margin per MWh supplied. Prior to the start of the POLR II arrangement, our initial POLR arrangement (POLR I) was designed to be income neutral. The electricity supply business segment reported earnings of $5.3 million in the third quarter of 2003 compared with earnings of $5.7 million in the third quarter of 2002, a decrease of $0.4 million, or 7.0%. While POLR II MWh sales were slightly higher in the third quarter of 2003, earnings decreased as the share of POLR II sales to lower-margin large commercial and industrial customers increased.

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

Operating revenues decreased $16.6 million, or 11.9%, compared to the third quarter of 2002, due to a 14.3% decline in the POLR MWh supplied. The POLR decline resulted from unfavorable weather conditions in the Pittsburgh area and from a higher percentage of the total MWh sales being supplied by alternative generation suppliers during the third quarter of 2003.

The following tables set forth MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
Third Quarter	2003
	POLR I	POLR II	Total
Residential	0	772	772
Commercial	23	1,171	1,194
Industrial	397	248	645

MWh Supplied	420	2,191	2,611

POLR Share (MWh basis)			72%

	MWh Supplied
	(In Thousands)
Third Quarter	2002
	POLR I	POLR II	Total
Residential	60	783	843
Commercial	311	1,085	1,396
Industrial	530	277	807

MWh Supplied	901	2,145	3,046

POLR Share (MWh basis)			77%

Operating expenses for the electricity supply business segment consist of costs to obtain energy for our POLR service and gross receipts tax. Operating expenses decreased $16.0 million, or 12.3%, compared to the third quarter of 2002, due to the decrease in purchased power expense caused by the decline in the total MWh supplied to customers, for the reasons outlined above.

Nine months ended September 30, 2003. The electricity supply business segment reported earnings of $14.7 million in the first nine months of 2003, compared to earnings of $9.1 million in the first nine months of 2002, an increase of $5.6 million, or 61.5%. Earnings increased primarily because all significant rate classes were subject to the POLR II arrangement for the entire first nine months of 2003. In contrast, during 2002, these classes became subject to the POLR II arrangement at different times, as their CTC was fully collected, between March and September 2002.

Operating revenues decreased $17.1 million, or 4.8%, compared to the first nine months of 2002 due to the 10.4% decline in total MWh supplied, which more than offset the higher average generation rates that existed during the first nine months of 2003.

The following tables set forth the MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
First Nine Months	2003
	POLR I	POLR II	Total
Residential	57	1,997	2,054
Commercial	197	3,125	3,322
Industrial	1,218	702	1,920

MWh Supplied	1,472	5,824	7,296

POLR Share (MWh basis)			72%

	MWh Supplied
	(In Thousands)
First Nine Months	2002
	POLR I	POLR II	Total
Residential	610	1,465	2,075
Commercial	2,257	1,473	3,730
Industrial	2,005	332	2,337

MWh Supplied	4,872	3,270	8,142

POLR Share (MWh basis)			77%

Operating expenses decreased $26.9 million, or 7.8%, compared to the first nine months of 2002, due to the decrease in purchased power expense caused by the decline in the total MWh supplied to customers, for the reasons outlined above.

CTC Business Segment.

Three months ended September 30, 2003. For the CTC business segment, operating revenues are derived by billing electricity delivery customers for generation-related transition costs. Duquesne Light is allowed to earn an 11% pre-tax return on the net-of-tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return earned by Duquesne Light.

In the third quarter of 2003, the CTC business segment reported earnings of $0.2 million compared to $0.4 million during the third quarter of 2002, a decrease of $0.2 million, or 50.0%.

Operating revenues decreased $11.9 million, or 77.8%, due to the full collection of the allocated CTC balance as of September 30, 2003 for over 99% of our customers, whose usage represents 93% of the MWh sales for the third quarter of 2003.

Operating expenses consist solely of gross receipts tax, which fluctuates in direct relation to operating revenues. Operating expenses decreased $0.4 million, or 66.7%, compared to the third quarter of 2002.

Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $11.0 million, or 78.6%, compared to the third quarter of 2002, primarily due to the full collection of the allocated CTC balance for most customers, as described above.

Nine months ended September 30, 2003. In the first nine months of 2003, the CTC business segment reported earnings of $0.5 million compared to $2.5 million during the first nine months of 2002, a decrease of $2.0 million, or 80.0%.

Operating revenues decreased $98.8 million, or 86.7%, due to the full collection of the allocated CTC balance as of September 30, 2003 for over 99% of our customers, whose usage represents 92% of the MWh sales for the first nine months of 2003.

Operating expenses decreased $4.3 million, or 86.0%, compared to the first nine months of 2002.

Depreciation and amortization expense decreased $91.3 million, or 87.0%, compared to the first nine months of 2002, primarily due to the full collection of the allocated CTC balance for most customers, as described above.

Energy Services Business Segment.

Three months ended September 30, 2003. The Energy Services business segment reported earnings of $7.1 million in the third quarter of 2003, compared to earnings of $5.6 million in the third quarter of 2002, an increase of $1.5 million, or 26.8%. This increase is primarily due to additional profits from a new synthetic fuel facility management services contract that commenced in the fourth quarter of 2002.

Operating revenues for this business segment are primarily derived from the facility management services for industrial, airport, and synthetic fuel customers. Operating revenues increased $4.9 million, or 33.1%, compared to the third quarter of 2002. This increase is primarily due to higher synthetic fuel production related to the new services contract discussed above.

Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead. Operating expenses increased $1.7 million, or 24.3%, from the third quarter of 2002, primarily due to higher employee compensation costs as well as additional operating expenses associated with the new services contract.

Nine months ended September 30, 2003. In the first nine months of 2003, the Energy Services business segment reported earnings of $15.7 million compared to $12.5 million in the first nine months of 2002, an increase of $3.2 million, or 25.6%. This increase is due primarily to additional profits from the new services contract discussed above.

Operating revenues increased $8.5 million, or 23.0%, compared to the first nine months of 2002. This increase is primarily due to higher synthetic fuel production in the first nine months of 2003.

Operating expenses increased $3.5 million, or 18.8%, from the first nine months of 2002, primarily due to higher employee compensation costs as well as additional operating expenses associated with the new services contract.

Financial Business Segment.

Three months ended September 30, 2003. The Financial business segment reported earnings of $7.2 million in the third quarter of 2003, compared to $5.4 million in the third quarter of 2002, an increase of $1.8 million, or 33.3%. The earnings increase was due primarily to increased high-Btu gas sales prices in the third quarter of 2003 and a $1.4 million decrease in depreciation and amortization expense in the third quarter of 2003, primarily related to the write-off of the Fresh Kills landfill gas investment in 2002.

Operating revenues in this business segment are primarily derived from the sale of landfill gas. Operating revenues increased $1.6 million, or 32.7%, compared to the third quarter of 2002, primarily due to increased high-Btu gas sales prices in the third quarter of 2003.

Operating expenses consist of various costs to operate and maintain the landfill gas sites, as well as expenses related to alternative fuel investments. Operating expenses increased $1.6 million, or 15.8%, compared to the third quarter of 2002, primarily due to higher production volumes at the synthetic fuel facilities in which Financial has an investment.

Nine months ended September 30, 2003. The Financial business segment reported earnings of $29.1 million in the first nine months of 2003, compared to $16.3 million in the first nine months of 2002, an increase of $12.8 million, or 78.5%. This increase was primarily due to (i) an after-tax gain of $7.0 million on the sale of its limited partnership investment in a natural gas operating partnership, and (ii) a $5.0 million decrease in depreciation and amortization expense in the first nine months of 2003 following the write-off of Fresh Kills.

Operating revenues increased $5.6 million, or 34.6%, compared to the first nine months of 2002, primarily due to increased high-Btu gas sales prices in the first nine months of 2003.

Other income increased $8.3 million, or 19.9%, compared to the first nine months of 2002, primarily due to the $10.8 million pre-tax gain on the sale discussed above. This gain was partially offset by a $3.0 million pre-tax decrease in earnings from its structured lease investments.

All Other.

Three months ended September 30, 2003. The all other category reported a loss of $7.0 million for the third quarter of 2003 as compared to a loss of

$7.5 million in the third quarter of 2002. This $0.5 million improvement was primarily due to lower revolving credit agreement fees and a $0.6 million after-tax gain recognized on the sale of stock. These were partially offset by a $1.0 million after-tax charge recorded in connection with the final settlement of litigation related to the termination of the Allegheny Energy merger.

Other income decreased $0.7 million primarily due to the $1.6 million pre-tax litigation charge which was partially offset by the $1.1 million pre-tax gain on sale, both of which were previously discussed.

Nine months ended September 30, 2003. The all other category reported a loss of $19.3 million for the first nine months of 2003, consisting of a loss of $17.9 million before an after-tax impairment charge of $1.0 million and preferred dividends of $0.4 million. This is compared to a loss of $36.5 million for the first nine months of 2002, which consisted of a loss of $25.2 million before an after-tax impairment charge of $10.8 million and preferred dividends of $0.5 million. Absent the impairment charges (discussed previously) and the preferred dividends, this improvement of $7.3 million was primarily due to (i) a $3.5 million after-tax charge recorded in 2002 related to the write-off of a receivable from a telecommunications customer who filed for bankruptcy, (ii) lower revolving credit agreement fees and (iii) lower interest charges in 2003.

Operating expenses consist of expenses to operate and maintain our fiber optic based communications network, expenses to manage our electronic commerce and energy technology portfolio and general corporate expenses. In the first nine months of 2003, operating expenses decreased $10.1 million, or 46.3%, compared to the first nine months of 2002. This decrease is primarily due to the $5.9 million write-off, in the first quarter of 2002, of a receivable from a telecommunications customer who had filed for bankruptcy. Expenses also decreased $3.2 million due to the lower fees discussed above and the sale of an energy services investment in the second quarter of 2002.

Other income decreased $1.4 million, or 48.3%, primarily due to the $1.6 million pre-tax charge taken during the third quarter of 2003. This was partially offset by the $1.1 million pre-tax gain recognized. Both items are discussed above.

Interest and other charges include interest on long-term debt, other interest, preferred dividends of our other business lines and, effective July 1, 2003, dividends on Holdings preferred stock. Interest expense decreased $4.1 million, or 17.7%, compared to the first nine months of 2002. This decrease was primarily due to lower interest rates and intercompany loan balances in 2003.

Discontinued Operations.

Three months ended September 30, 2003. Income from discontinued operations was $0.4 million in the third quarter of 2003, compared to a loss of $3.4 million in the third quarter of 2002.

AquaSource’s income in the third quarter of 2003 was $0.4 million, compared to a loss of $2.1 million in the third quarter of 2002.

In the third quarter of 2003, Pro Am had no earnings, compared to a loss of $1.3 million in the third quarter of 2002.

Nine months ended September 30, 2003. Income from discontinued operations was $15.5 million in the first nine months of 2003, compared to a loss of $102.2 million in the first nine months of 2002.

In the first nine months of 2003, AquaSource recognized income of $15.4 million, compared to a loss of $102.4 million in the first nine months of 2002. The 2003 income included the $11.5 million gain, discussed previously. Included in the 2002 loss was the $100.9 million impairment charge discussed above.

Pro Am’s income in the first nine months of 2003 was $0.1 million, compared to income of $0.2 million in the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Except for the affordable housing investment guarantees discussed in Note G we have no material off-balance sheet arrangements. We are not involved in material commodity contract trading activities.

Capital Expenditures

Continuing Operations. In the first nine months of 2003, we spent $53 million for electric utility construction and $1.1 million relating to our other business lines. We estimate that during 2003 we will spend approximately $75 million for electric utility construction and $2 million for construction by our other businesses.

Discontinued Operations. Through July 31, 2003, we spent approximately $16.8 million for water utility construction.

Asset Dispositions

Continuing Operations. In the first nine months of 2003, we sold a limited partnership investment in a natural gas operating partnership for $18.5 million and recognized an after-tax gain of $7.0 million. We received $2.5 million for the sale of stock in three publicly traded companies and recognized an after-tax gain of $0.6 million. We sold our 50% investment in a small mining operation for $1.4 million, which resulted in an after-tax gain of $0.4 million.

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

Discontinued Operations. On July 31, 2003, AquaSource closed the sale of its investor-owned utilities (and certain related contract operations) to PSC, receiving cash proceeds of approximately $195 million. PSC also assumed $10.4 million in debt associated with the business. In October 2003, AquaSource returned $2.8 million to PSC related to purchase price adjustments attributable to the difference between the estimated and proposed final closing purchase price. The final purchase price will be determined post-closing as various purchase price adjustments are applied. These adjustments will be based on the achievement of specific performance measures, including revenue, rate base and customer connections, as well as working capital. (See Note J.)

On April 30, 2003, AquaSource closed the sale of a water utility subsidiary to California Water Services Group, receiving $7.5 million of proceeds at closing, though subsequent purchase price adjustments reduced the net amount to $6.1 million. Also on April 30, 2003, the Alabama contract operations were terminated and AquaSource received $0.9 million of proceeds. On March 31, 2003, AquaSource closed the sale of its water and wastewater utility construction business to former members of AquaSource management for approximately $7 million before consideration of an earn-out provision of up to $1 million. Also in the first quarter of 2003, AquaSource sold its New England contract operations for approximately $1.3 million.

In the first nine months of 2002, we sold various assets, including several wastewater facilities and real property and received proceeds of approximately $6.0 million, which approximated book value.

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

In September 2002, Duquesne Light converted approximately $98 million of variable rate, tax-exempt debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

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

Liquidity

At September 30, 2003, we had a cash balance of $195.6 million. We expect to use this balance for general corporate purposes, which may include payments to the IRS, debt reductions, payment of Sunbury plant acquisition costs, and purchase price adjustments related to the sale of AquaSource.

We maintain two 364-day revolving credit agreements, one for $180 million at Duquesne Light and one for $110 million at Holdings. Both expire in September 2004. We may convert each revolving credit facility into a one-year term loan facility for (i) the amount of letters of credit outstanding plus (ii) one-half of the principal loan amounts less the amount of letters of credit outstanding. At September 30, 2003, no borrowings were outstanding; however, we had $92.6 million in standby letters of credit, $69.5 million of which are backed by the revolving credit agreements, leaving $220.5 million available. These letters of credit relate primarily to DQE Financial’s affordable housing and landfill gas investments.

Decreases in our credit ratings could result in an inverse change in the fees and interest rates charged under the facilities. Both revolving credit agreements are subject to cross-default if Duquesne Light or any subsidiary defaults on any payment due under any indebtedness exceeding $50 million. In addition, the $110 million revolver is subject to cross-default if Holdings or any subsidiary defaults on any payments due under any of its indebtedness exceeding $50 million.

Under our credit facilities, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65.0%, as defined in the facilities. In addition, Holdings is required to maintain a minimum cash coverage ratio of 2-to-1. At September 30, 2003, we were in compliance with these covenants.

None of our long-term debt is scheduled to mature before 2008.

In the first quarter of 2003, Standard & Poor’s reduced Holdings’ and Duquesne Light’s short-term corporate credit and commercial paper ratings by one level, thereby restricting our access to the commercial paper market. These ratings downgrades do not limit our ability to access our revolving credit facilities. These ratings are not a recommendation to buy, sell or hold any securities of Holdings or our subsidiaries, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.

During the first nine months of 2003, we had no commercial paper borrowings outstanding. In August 2003, we borrowed $35 million to facilitate the redemption of $100 million of first mortgage bonds. This loan was repaid within three days. During the quarter, the maximum amount of bank loans outstanding was $35 million, the amount of average daily borrowings was $1.1 million and the weighted average daily interest rate was 2.38%.

Preferred Stock

As of September 30, 2003, 163,520 shares of our Preferred Stock, Series A (Convertible) were outstanding. Each share is redeemable for cash or convertible at our option into the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date. In 2002, we issued 60,000 shares to AquaSource minority investors in connection with the settlement of litigation. The AquaSource minority investors had, and each of them exercised, a put option to sell no less than all of their shares on the closing of the AquaSource divestiture. In September 2003, we paid the purchase price of the $100 liquidation value per share in cash.

Each unredeemed share of preferred stock will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance. On November 1, 2003, 11,720 shares were converted into 72,794 shares of common stock. The remaining conversions will take place as set forth in the following table:

Conversion Date	Number of Shares
January 1, 2004	3,760
March 1, 2004	22,000
April 1, 2004	6,240
May 1, 2004	18,565
September 1, 2004	26,001
December 1, 2004	9,085
January 1, 2005	41,183
February 1, 2005	23,960
April 1, 2005	1,006

RATE MATTERS

Competitive Transition Charge

Under the Customer Choice Act, customers must choose to receive their electric energy from an alternative generation supplier or through our POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light transmission and distribution charges and any CTC that has not already been collected for a customer’s rate class.

Duquesne Light has completed the CTC collection from most of its customers. As of September 30, 2003, the CTC balance has been fully collected for approximately 99.9% of customers, representing approximately 92% of the MWh sales for the first nine months of 2003. The transition costs, as reflected on the consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11.0% pre-tax return on the net of tax CTC balance.

Provider of Last Resort

Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s supplier under POLR I and II. As discussed in “Results of Operations” above, POLR II extends through December 31, 2004, and permits Duquesne Light a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. Except for this margin, POLR I and II effectively transfer to Orion the financial risks and rewards associated with Duquesne Light’s POLR obligations. As of September 30, 2003, approximately 71.1% of Duquesne Light’s customers measured on a MWh basis received electricity through POLR I or II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

There are certain safeguards in POLR I and II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, Duquesne Light has various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. As of September 30, 2003, Duquesne Light holds an irrevocable $7 million letter of credit that can be increased based on Orion’s investment ratings and net worth. Duquesne Light also remits the POLR customer payments 35 days after billing the customer. Duquesne Light has the right not to remit these payments in the event of an Orion default.

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

Duquesne Light is preparing POLR III, its rate plan and related generation supply plan intended to cover the period beginning in 2005. For our larger commercial and industrial customers (fewer than 1,000 customers but approximately 50% of the electricity consumption), Duquesne Light expects to propose an initial 17-month pilot program that gives customers three basic supply options:

•	A fixed price service for the period based upon the results of a competitive wholesale auction;

•	An hourly price service that passes through real-time spot market electricity prices; and

•	An electric generation service offered by a competitive supplier in Duquesne Light’s service area.

For the first and second options, Duquesne Light would include in the price a $5 per MWh margin designed to recover associated costs and to encourage retail competition. Following this pilot program, we envision a similar annual process.

For residential and small business customers, Duquesne Light expects to propose a fixed-price POLR service for the years 2005 through 2010. Duquesne Light expects rates to be comparable to current price levels, as adjusted to reflect additional costs relating to our anticipated membership in the PJM RTO (discussed below).

On October 24, 2003, Duquesne Power, LP, a newly formed subsidiary of Duquesne Light, announced the signing of a definitive agreement to purchase WPS Resources Corporation’s Sunbury generation station for approximately $120 million, which includes inventories and other items. The Sunbury plant would be used to serve Duquesne Light’s residential and small commercial electric customers as part of POLR III. Closing on the transaction is conditioned on PUC approval of POLR III, currently anticipated to occur in the summer of 2004, as well as other related regulatory approvals.

Funding of the plant acquisition currently is expected to be from cash and other available sources. Duquesne Power made a deposit of $2.7 million upon signing the purchase agreement. Additional deposits will be made on April 1, 2004 and July 1, 2004. In the event the closing occurs after October 1, 2004, Duquesne Power will make a final deposit on October 1, 2004, for a total of approximately $5.5 million. All deposits are non-refundable and will be applied to the final purchase price at closing.

The Sunbury station consists of six boilers supplying steam for four turbine generators, with a total rated coal-fired generating capacity of 402 megawatts. In addition, the station includes two oil-fired combustion-turbine generators and two diesel generators, with operating capacities of 42 megawatts and 5.5 megawatts, respectively. The facility is located in central Pennsylvania and provides power into the PJM RTO.

Duquesne Power would combine the output of the Sunbury station with a portfolio of wholesale power purchase contracts in order to provide Duquesne Light a full-requirements POLR III-supply contract for our residential and small business customers. As a means of managing the various risks related to this contract, and at the same time building long-term value for the company, Duquesne Power would focus on a portfolio strategy. This portfolio approach, which would include blocks of traditional wholesale contracts with multiple suppliers, is intended to increase long-term flexibility. The addition of Sunbury to the supply portfolio would benefit Duquesne Light’s POLR customers as well as help to diversify risk. As the cornerstone of the supply portfolio, a generating asset would:

•	provide assurance of a stable and reliable long-term supply of electricity;

•	enhance flexibility relative to the pricing of other contracts in the supply portfolio;

•	increase the ability to include long-term price protection for Duquesne Light customers in the proposed POLR III filing;

•	mitigate credit and default risks of depending on any one energy supplier; and

•	facilitate the company’s entry into the PJM RTO.

Regional Transmission Organization

FERC Order No. 2000, as amended, calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs) by September 2004. Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining the Pennsylvania-New Jersey-Maryland (PJM) RTO as part of POLR III.

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

•	Cash flow, earnings, earnings growth and dividends will depend on the performance of our subsidiaries and board policy.

•	Duquesne Light’s earnings will be affected by (i) the number of customers who choose to receive electric generation through POLR II, (ii) final PUC approval of POLR III, (iii) the performance of our generation suppliers and (iv) the performance of the Sunbury plant.

•	The ultimate structure of POLR III will be subject to PUC review and approval, and may depend on our ability to contract with suitable third-party suppliers and the terms negotiated with such suppliers.

•	Demand for and pricing of electricity and landfill gas, changing market conditions and weather conditions could affect earnings levels.

•	Any debt reductions will depend on the availability of cash flows.

•	Customer energy demand, fuel costs, plant operations and any IRS disallowances of Section 29 tax credits recognized by the synthetic fuel plant owners could affect DQE Energy Services’ earnings.

•	The outcome of the shareholder litigation initiated against Holdings may affect performance.

•	The final resolution of proposed adjustments regarding income tax liabilities (which will depend on negotiations with the appropriate tax authorities) could affect financial position, earnings, and cash flows.

•	The resolution of our Fresh Kills litigation could affect cash flows and earnings.

•	DQE Financial’s earnings with respect to synthetic fuel, landfill gas and affordable housing investments will depend, in part, on the continued viability of, and compliance with the requirements for, applicable federal tax credits (including Section 29).

•	The credit ratings we receive from the rating agencies could affect our cost of borrowing, our access to capital markets and liquidity.

•	Overall performance by Holdings and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $320.1 million or 28.4% of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of debt maturities. A 10% increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.2 million for the nine months ended September 30, 2003 and $0.7 million for the nine months ended September 30, 2002. A 10% reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $36.8 million as of September 30, 2003. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Item 4. Controls and Procedures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Shareholder Class Action. In October and November 2001, a number of putative class action lawsuits were filed by purported shareholders of Holdings against Holdings and David Marshall, our former chairman, chief executive officer and president, in the United States District Court for the Western District of Pennsylvania. These cases were consolidated under the caption In re DQE, Inc. Securities Litigation, Master File No. 01-1851 (W.D. Pa.), and the plaintiffs filed a second consolidated amended complaint on April 15, 2002. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”). The complaint alleges controlling person liability under Section 20(a) of the Exchange act and Section 15 of the Securities Act. The complaint alleges that between December 6, 2000, and April 30, 2001, the defendants issued a number of materially false and misleading statements concerning investments made by our subsidiary, DQE Enterprises, and the impact that these investments would have on our current and future financial results.

More particularly, the complaint alleges that Holdings and Marshall stated their expectation that certain companies in which DQE Enterprises had invested would undertake initial public offerings of their shares, with the result that our earnings would be positively impacted by the public market valuation of DQE Enterprises’ interests in these companies, but failed to disclose allegedly adverse facts that made the possibility of successful public offerings of the securities of these companies unlikely. The complaint seeks an award of unspecified compensatory damages, and an order permitting class members who purchased shares through a dividend reinvestment plan to rescind those purchases, pre- and post-judgment interest, attorneys’ fees and expenses of litigation and unspecified equitable and injunctive relief.

On May 20, 2003, the court certified the class to include purchasers of our common stock during the period from December 6, 2000 through April 30, 2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period. Since December 2002, we and the plaintiffs have been in pre-trial discovery. The court has directed that this phase be concluded by December 19, 2003, followed by an expert discovery period through March 26, 2004.

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

Fresh Kills. GSF Energy, L.L.C., a DQE Financial subsidiary, has a concession agreement expiring in October 2018 for the gas rights to New York City’s Fresh Kills landfill. GSF also maintains an investment in a gas processing facility at the landfill and was constructing additional processing capacity when the World Trade Center tragedy occurred. The debris from the World Trade Center was transported to the Fresh Kills landfill and currently rests on top of the landfill’s largest hill. During 2002, GSF suffered reductions in available gas due to the continued effects of the World Trade Center debris as well as other actions taken by the New York City Department of Sanitation resulting in further damage to its gas collection system. On January 16, 2003, GSF initiated litigation against the City of New York acting by and through its Department of Sanitation in the United States District Court for the Southern District of New York. Concurrently, GSF tendered notice of its intent to surrender the concession agreement in 180 days as permitted by the concession agreement. The surrender date has been extended to facilitate settlement discussions.

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

GSF and the City executed a term sheet effective as of July 11, 2003 setting forth the parameters of an amended and restated concession agreement. Specifically, GSF would perform routine and non-routine maintenance of the landfill gas processing facility and routine maintenance of the landfill gas collection system through June 30, 2006. Additionally, the amended and restated concession agreement would provide for new payment terms and security to support GSF’s obligations at the site.

The litigation has been placed on the suspense docket pending the execution of definitive agreements and receipt of required City approvals. A draft of the amended and restated concession agreement is expected to be available for public review from November 13, 2003 through December 8, 2003 at the City Department of Sanitation’s Contract Division. The New York City Franchise and Concession Review Committee is expected to vote on the approval of the amended and restated concession agreement on December 10, 2003. Assuming the Committee approves the concession and the New York City Comptroller subsequently registers it, the agreement could become effective as early as the first quarter of 2004.

Other. We are involved in various other legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

Item 5. Other Information

Under the Sarbanes-Oxley Act of 2002, we are required to disclose any non-audit services performed by our auditor. As previously disclosed in our 2002 Annual Report to Shareholders, our independent public accountants provide non-audit, tax-related services.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit 3.1	-	Duquesne Light Holdings Bylaws, as amended on and effective as of September 30, 2003.

Exhibit 10.1	-	Purchase Agreement by and among AquaSource, DQE, Philadelphia Suburban and Aqua Acquisition Corporation, dated as of July 29, 2002.

Exhibit 10.2	-	Amendment No. 1 to the Purchase Agreement by and among AquaSource, DQE, Philadelphia Suburban and Aqua Acquisition Corporation, dated as of March 4, 2003.

Exhibit 12.1	-	Calculation of Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

Exhibit 31.1	-	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2	-	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1	-	CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

b.	We did not file any reports on Form 8-K in the third quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Duquesne Light Holdings, Inc.
(Registrant)

Date November 14, 2003	/s/ Stevan R. Schott
(Signature)
Stevan R. Schott Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date November 14, 2003	/s/ Susan S. Mullins
(Signature) Susan S. Mullins Controller (Principal Accounting Officer)