Form 10-Q/A
period 2004-06-30
DUQUESNE LIGHT HOLDINGS INC; DUQUESNE LIGHT CO
filed 2005-03-25
CIK 846930, 30573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 31, 2004, there were 76,586,303 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.

As of July 31, 2004, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.

Explanatory Note

Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light) are filing this Form 10-Q/A to (i) reflect the restatement of prior period financial statements as contained in the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2004 for both Holdings and Duquesne Light (together, the Second Quarter 2004 Form 10-Q), and (ii) to amend the Certifications of Principal Executive Officer and Principal Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 included as Exhibits 31.1, 31.2, 31.3 and 31.4 to the above-described quarterly reports.

The restatement corrects certain misclassifications with respect to both the condensed consolidated balance sheets and condensed consolidated statements of cash flows in each of the above-described quarterly reports. None of the misclassifications have any impact on the historical earnings of either Holdings or Duquesne Light. See Note 13 to the condensed consolidated financial statements for specific information related to the restatement.

The Certifications of Principal Executive Officer and Principal Financial Officer are being amended to address comments from the staff of the Securities and Exchange Commission’s Office of the Chief Accountant, requiring the removal of each certifying individual’s title from the first line of each certification.

Except as discussed in this Explanatory Note or in Note 13 to the condensed consolidated financial statements, neither Holdings nor Duquesne Light has modified or updated disclosures presented in the Second Quarter 2004 Form 10-Q in this Form 10-Q/A, except as required to reflect the effects of the items discussed above, and to make certain typographical corrections. For the convenience of the reader, this Form 10-Q/A sets forth the complete text of the originally filed Second Quarter 2004 Form 10-Q rather than just the amended portions thereof. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Second Quarter 2004 Form 10-Q or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Second Quarter 2004 Form 10-Q on August 9, 2004. Events occurring after the filing of the Second Quarter 2004 Form 10-Q or other disclosures necessary to reflect subsequent events have been or will be addressed in Holdings’ and Duquesne Light’s original Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 2004 or amended Quarterly Reports on Form 10-Q/A for such quarterly period, which are being filed concurrently with the filing of this Form 10-Q/A, and any reports filed with the SEC subsequent to the date of this filing.

Other than the exhibits listed below, none of the exhibits previously filed with the original Second Quarter 2004 Form 10-Q have been re-filed with this Form 10-Q/A.

This Form 10-Q/A should be read in conjunction with Holdings’ and Duquesne Light’s filings made with the SEC subsequent to the filing of the Second Quarter 2004 Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement described above:

Part I, Item 1	Holdings Condensed Consolidated Balance Sheets
Holdings Condensed Consolidated Statements of Cash Flows
Duquesne Light Condensed Consolidated Balance Sheets
Duquesne Light Condensed Consolidated Statements of Cash Flows

Part II, Item 6	Exhibit 31.1 (Section 302 Certification of Holdings’ CEO)
Exhibit 31.2 (Section 302 Certification of Holdings’ CFO)
Exhibit 31.3 (Section 302 Certification of Duquesne Light’s CEO)
Exhibit 31.4 (Section 302 Certification of Duquesne Light’s CFO)
Exhibit 32.1 (Section 906 Certification of Holdings’ CEO)
Exhibit 32.2 (Section 906 Certification of Holdings’ CFO)
Exhibit 32.3 (Section 906 Certification of Duquesne Light’s CEO)
Exhibit 32.4 (Section 906 Certification of Duquesne Light’s CFO)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Duquesne Light Holdings, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	(All Amounts in Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenues:
Retail sales of electricity	$186.9	$184.8	$375.3	$378.2
Other	32.0	31.0	60.7	57.9

Total Operating Revenues	218.9	215.8	436.0	436.1

Operating Expenses:
Purchased power	94.0	93.3	188.2	189.7
Other operating and maintenance	54.9	51.7	109.0	101.8
Depreciation and amortization	20.7	21.7	41.1	45.8
Taxes other than income taxes	12.9	12.5	26.1	26.2

Total Operating Expenses	182.5	179.2	364.4	363.5

Operating Income	36.4	36.6	71.6	72.6
Other Income:
Investment and other income	3.3	6.3	7.4	25.9
Investment impairment	—	(1.0)	—	(1.0)

Total Other Income	3.3	5.3	7.4	24.9

Interest and Other Charges	15.2	19.3	29.6	38.5

Income from Continuing Operations Before Income Taxes and Limited Partners’ Interest	24.5	22.6	49.4	59.0
Income Tax Expense	4.0	1.7	7.2	10.2
Benefit from Limited Partners’ Interest (Note 1)	2.5	—	2.5	—

Income from Continuing Operations	23.0	20.9	44.7	48.8
Income from Discontinued Operations – Net (Note 9)	0.4	13.4	0.5	15.1

Net Income	23.4	34.3	45.2	63.9
Dividends on Preferred Stock (Note 1)	—	0.2	—	0.4

Earnings Available for Common Stock	$23.4	$34.1	$45.2	$63.5

Average Number of Common Shares Outstanding	76.3	74.8	76.1	74.7

Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.30	$0.28	$0.58	$0.65
Earnings from Discontinued Operations	0.01	0.18	0.01	0.20

Basic Earnings Per Share of Common Stock	$0.31	$0.46	$0.59	$0.85

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.30	$0.28	$0.58	$0.64
Earnings from Discontinued Operations	0.01	0.17	0.01	0.19

Diluted Earnings Per Share of Common Stock	$0.31	$0.45	$0.59	$0.83

Dividends Declared Per Share of Common Stock	$0.25	$0.25	$0.50	$0.50

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	June 30, 2004	December 31, 2003
	(as restated, See Note 13)
Assets
Current Assets:
Cash and temporary cash investments	$142.6	$33.8
Receivables	109.2	115.0
Other	50.1	30.3

Total Current Assets	301.9	179.1

Long-Term Investments	611.4	567.9

Property, Plant and Equipment:
Property plant and equipment	2,174.4	2,143.9
Less: Accumulated depreciation and amortization	(729.8)	(706.6)

Property, Plant and Equipment – Net	1,444.6	1,437.3

Other Non-Current Assets:
Regulatory assets	296.7	290.0
Other	66.1	66.5

Total Other Non-Current Assets	362.8	356.5

Total Assets	$2,720.7	$2,540.8

Liabilities and Capitalization
Current Liabilities:
Current debt maturities and notes payable	$0.2	$51.5
Accounts payable	110.1	112.0
Other	105.7	86.9
Discontinued operations	18.0	29.9

Total Current Liabilities	234.0	280.3

Non-Current Liabilities:
Deferred income taxes – net	400.7	398.2
Other	288.7	238.7

Total Non-Current Liabilities	689.4	636.9

Commitments and Contingencies (Note 7)
Capitalization:
Long-term debt	1,055.0	977.5
Preferred and preference stock	146.2	70.7

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 shares)	1,210.0	1,215.4
Retained earnings	560.1	553.1
Treasury stock (at cost) (50,501,206 and 51,505,469 shares)	(1,170.8)	(1,189.7)
Unearned compensation	(3.2)	(3.4)

Total Common Shareholders’ Equity	596.1	575.4

Total Capitalization	1,797.3	1,623.6

Total Liabilities and Capitalization	$2,720.7	$2,540.8

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars) Six Months Ended June 30,
	2004	2003
	(as restated, See Note 13)
Cash Flows from Operating Activities:
Operations	$97.0	$122.6
Changes in working capital other than cash	(17.5)	(25.8)
Other	(6.7)	(36.2)
Discontinued operations	(3.7)	(13.2)

Net Cash Provided from Operating Activities	69.1	47.4

Cash Flows from Investing Activities:
Capital expenditures	(40.7)	(32.6)
Proceeds from disposition of investments	—	18.5
Other	(0.1)	(3.1)
Discontinued operations	—	1.1

Net Cash Used in Investing Activities	(40.8)	(16.1)

Cash Flows from Financing Activities:
Issuance of long-term debt obligations	200.0	—
Issuance of preferred stock, net	73.1	—
Reductions of long-term debt obligations	(154.5)	(4.8)
Dividends on common and preferred stock	(32.8)	(32.3)
Other	2.9	1.4
Discontinued operations	(8.2)	(0.2)

Net Cash Provided from (Used in) Financing Activities	80.5	(35.9)

Net increase (decrease) in cash and temporary cash investments	108.8	(4.6)
Cash and temporary cash investments at beginning of period	33.8	93.9

Cash and temporary cash investments at end of period	$142.6	$89.3

Supplemental Cash Flow Information

Cash paid during the period:
Interest (net of amount capitalized)	$21.6	$29.6
Income taxes (refunded) paid	$(17.4)	$26.8

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$23.4	$34.3	$45.2	$63.9
Other comprehensive loss:
Unrealized holding losses arising during the year, net of tax of $—, $(0.1), $—, and $(0.2)	—	(0.1)	—	(0.4)
Reclassification adjustment for realized holding loss	—	0.7	—	0.7

Comprehensive income	$23.4	$34.9	$45.2	$64.2

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenues:
Retail sales of electricity	$186.9	$184.8	$375.3	$378.2
Other	6.9	8.4	13.1	14.3

Total Operating Revenues	193.8	193.2	388.4	392.5

Operating Expenses:
Purchased power	94.0	93.3	188.2	189.7
Other operating and maintenance	33.2	31.0	65.8	60.7
Depreciation and amortization	17.9	19.3	35.9	40.8
Taxes other than income taxes	12.5	12.2	25.7	25.7

Total Operating Expenses	157.6	155.8	315.6	316.9

Operating Income	36.2	37.4	72.8	75.6
Other Income	5.0	5.1	8.9	10.5
Interest and Other Charges	11.2	12.5	22.4	25.2
Company Obligated Mandatorily Redeemable Preferred Securities Dividend Requirements	—	3.2	—	6.3

Income Before Income Taxes	30.0	26.8	59.3	54.6
Income Tax Expense	11.7	10.6	23.2	21.7

Net Income	18.3	16.2	36.1	32.9
Dividends on Preferred and Preference Stock	1.8	0.8	2.6	1.6

Earnings Available for Common Stock	$16.5	$15.4	$33.5	$31.3

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	June 30, 2004	December 31, 2003
	(as restated, See Note 13)
Assets
Current Assets:
Investment in DQE Capital cash pool	$152.1	$69.1
Receivables	348.1	357.1
Other	47.2	26.9

Total Current Assets	547.4	453.1

Long-Term Investments	26.5	27.1

Property, Plant and Equipment:
Property, plant and equipment	2,094.1	2,063.7
Less: Accumulated depreciation and amortization	(701.5)	(681.0)

Property, Plant and Equipment – Net	1,392.6	1,382.7

Other Non-Current Assets:
Regulatory assets	296.7	290.0
Other	55.6	56.3

Total Other Non-Current Assets	352.3	346.3

Total Assets	$2,318.8	$2,209.2

Liabilities and Capitalization
Current Liabilities:
Current debt maturities and notes payable	$—	$50.5
Accounts payable	101.0	98.9
Payable to affiliates	46.1	62.0
Other	28.0	32.2

Total Current Liabilities	175.1	243.6

Non-Current Liabilities:
Deferred income taxes – net	318.3	318.7
Other	188.5	189.4

Total Non-Current Liabilities	506.8	508.1

Commitments and Contingencies (Note 7)
Capitalization:
Long-term debt	956.3	857.7
Preferred and preference stock	145.2	69.7

Common Shareholder’s Equity:
Common stock (authorized – 90,000,000 shares; issued and outstanding – 10 shares)	—	—
Capital surplus	486.8	488.6
Retained earnings	49.3	42.9
Accumulated other comprehensive loss	(0.7)	(1.4)

Total Common Stockholder’s Equity	535.4	530.1

Total Capitalization	1,636.9	1,457.5

Total Liabilities and Capitalization	$2,318.8	$2,209.2

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars) Six Months Ended June 30,
	2004	2003
	(as restated, See Note 13)
Cash Flows from Operating Activities:
Operations	$83.5	$82.3
Changes in working capital other than cash	(42.4)	(22.0)
Other	(7.0)	(6.6)

Net Cash Provided from Operating Activities	34.1	53.7

Cash Flows from Investing Activities:
Investment in DQE Capital cash pool	(83.0)	15.5
Capital expenditures	(40.0)	(32.5)
Other	(1.3)	1.0

Net Cash Used in Investing Activities	(124.3)	(16.0)

Cash Flows from Financing Activities:
Issuance of long-term debt obligations	200.0	—
Issuance of preferred stock, net	73.1	—
Reductions of long-term debt obligations	(150.0)	(2.8)
Dividends on common and preferred stock	(31.8)	(34.9)
Other	(1.1)	—

Net Cash Provided from (Used in) Financing Activities	90.2	(37.7)

Net increase (decrease) in cash and temporary cash investments	—	—
Cash and temporary cash investments at beginning of period	—	—

Cash and temporary cash investments at end of period	$—	$—

Supplemental Cash Flow Information
Cash paid during the period:
Interest (net of amount capitalized)	$16.3	$23.6
Income taxes paid	$39.5	$4.8

See notes to condensed consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$18.3	$16.2	$36.1	$32.9
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year, net of tax of $(0.1), $1.5, $0.5 and $—	(0.1)	2.1	0.7	(0.1)

Comprehensive income	$18.2	$18.3	$36.8	$32.8

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

Effective March 31, 2004, we also consolidate variable interest entities for which we are the primary beneficiary in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (revised December 2003) (FIN 46R), regardless of the ownership percentage held by us. See “Recent Accounting Pronouncements.”

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

Discontinued Operations

During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets, pursuant to agreements entered into in 2002. (See Note 9.)

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

As a result of Duquesne Light’s PUC-approved restructuring plan in 1998, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note 2.) The majority of these assets is currently being recovered over a period of approximately 28 years and is not earning a rate of return.

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

The interim financial information for the three and six month periods ended June 30, 2004 and 2003 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

These statements should be read with the financial statements and notes included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the SEC. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full year.

Power Purchase Contracts

During the second quarter of 2004, Duquesne Power, L.P., an unregulated subsidiary of Duquesne Light, entered into power purchase contracts. (See Note 2.) These contracts are deemed to be derivative instruments that, in the normal course of business, are not used for trading purposes, but rather to fulfill Duquesne Light’s POLR service obligations beginning January 1, 2005. Management evaluates potential derivative transactions in relation to our overall risk management objectives and strategies.

These instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133 establishes accounting and financial reporting standards for derivatives and requires, in part, that we recognize derivatives on the balance sheet at fair value, unless certain requirements are met that provide for a normal exemption. Management formally assesses and documents whether these instruments are subject to fair value accounting or if they qualify for the normal exemption, at inception.

As of June 30, 2004, all of these instruments qualified for the normal exemption, and therefore are not subject to fair value accounting under SFAS No. 133.

Reclassification

The 2003 condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

Recent Accounting Pronouncements

Variable Interest Entities

In December 2003, the FASB issued FIN 46R, which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. FIN 46R applies to public entities that have an interest in a structure commonly referred to as a special-purpose entity for periods ending after December 15, 2003. For all other types of VIEs, FIN 46R requirements apply for periods ending after March 15, 2004. Holdings and Duquesne Light adopted the provisions of FIN 46R that applied to special purpose entities as of December 31, 2003, and the remainder of the provisions as of March 31, 2004.

Duquesne Capital L.P., a special-purpose limited partnership of which Duquesne Light is the sole general partner, had outstanding as of December 31, 2003, $150 million principal amount of 8 3/8% Monthly Income Preferred Securities, Series A (MIPS). Until December 2003, Duquesne Light consolidated Duquesne Capital. Under FIN 46R, Duquesne Light was not the primary beneficiary of Duquesne Capital and as of December 31, 2003, discontinued the consolidation of the subsidiary. The holders of the MIPS were the primary beneficiaries because they bore the risk of absorbing the majority of any losses incurred by the partnership.

In 1996, Duquesne Capital applied the proceeds of the sale of the MIPS, together with certain other funds, to the purchase from Duquesne Light of $151.5 million principal amount of Duquesne Light’s 8 3/8% Subordinated Deferrable Interest Debentures, Series A (Subordinated Debentures). As of June 30, 2004, all of the MIPS and Subordinated Debentures have been redeemed (See Note 6.)

North Shore Affordable Housing, Inc. (NSAH), a DQE Financial subsidiary, owns a 1% general partner interest in seven low-income housing development guarantee funds. NSAH has guaranteed returns to the limited partners in these funds, and under FIN 46R, these guarantees cause NSAH to be considered the primary beneficiary. (See Note 7.) Therefore, effective March 31, 2004, we began consolidating these funds and eliminated any intercompany balances. The impact of this consolidation on the June 30, 2004 condensed consolidated balance sheet was an increase of approximately $45 million in our long-term investments and non-current liabilities, primarily related to the equity of the limited partners. For the three months ended June 30, 2004, the results of the seven low-income housing development guarantee funds are included in our consolidated results and are reflected as a decrease in other income offset by the benefit from limited partners’ interest. There was no impact on consolidated shareholders’ equity, earnings or cash flow.

Duquesne Light’s adoption of the remainder of the provisions of FIN 46R as of March 31, 2004, had no impact on its consolidated financial position, earnings or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard requires that an issuer classify a financial instrument that falls within its scope as a liability, or as an asset in some circumstances. This standard was adopted effective July 1, 2003, and accordingly we began classifying Holdings preferred stock as a liability.

Holdings preferred stock falls within the scope of SFAS No. 150 due to the mandatory conversion feature embedded in this instrument, and the fact that the monetary value of the obligation is based solely on a fixed monetary amount that is known at inception. Dividends paid on the stock are classified as interest and other charges, rather than dividends, effective after July 1, 2003.

Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, Holdings preferred stock, stock options and performance share awards. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted earnings per share from continuing operations for Holdings for the three and six month periods ended June 30, 2004 and 2003.

Diluted Earnings Per Share for the Three Months Ended June 30,

(Millions of Dollars)	2004	2003
Income from continuing operations	$23.0	$20.9
Less: Preferred dividends	—	0.2

Earnings from continuing operations for common stock	23.0	20.7
Dilutive effect of:
ESOP dividends	0.3	0.4
Preferred stock dividends	0.1	0.2

Diluted Earnings from Continuing Operations for Common Stock	$23.4	$21.3

(Millions of Shares)	2004	2003
Basic average shares	76.3	74.8

Dilutive effect of:
ESOP shares	0.8	1.2
Holdings preferred stock	0.5	1.5
Performance share awards and stock options	0.6	—

Diluted average shares	78.2	77.5

Diluted Earnings Per Share from Continuing Operations	$0.30	$0.28

Diluted Earnings Per Share for the Six Months Ended June 30,

(Millions of Dollars)	2004	2003
Income from continuing operations	$44.7	$48.8
Less: Preferred dividends	—	0.4

Earnings from continuing operations for common stock	44.7	48.4
Dilutive effect of:
ESOP dividends	0.6	0.7
Preferred stock dividends	0.2	0.4

Diluted Earnings from Continuing Operations for Common Stock	$45.5	$49.5

(Millions of Shares)	2004	2003
Basic average shares	76.1	74.7

Dilutive effect of:
ESOP shares	0.8	1.3
Holdings preferred stock	0.6	1.6
Performance share awards and stock options	0.6	—

Diluted average shares	78.1	77.6

Diluted Earnings Per Share from Continuing Operations	$0.58	$0.64

2.	RATE MATTERS

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

There are certain safeguards in POLR I and II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, Duquesne Light has various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. As of June 30, 2004, Duquesne Light held an irrevocable $4 million letter of credit that could be increased based on Orion’s investment ratings and net worth. Duquesne Light also remits the POLR customer payments 35 days after billing the customer. Duquesne Light has the right not to remit these payments in the event of an Orion default.

If Orion were to fail to deliver, Duquesne Light would be required to procure its POLR supply requirements in the energy markets. If market prices for energy were higher than the POLR rate at the time of default, Duquesne Light could potentially be acquiring energy for sale to POLR customers at a loss. If that were to happen and the contractual provisions with Orion were not sufficient to cover any loss, Duquesne Light would seek regulatory recovery of any additional loss. While the Pennsylvania Electricity Generation Customer Choice and Competition Act provides generally for POLR supply costs to be borne by customers, prior litigation suggests that the PUC may not permit Duquesne Light to pass any costs in excess of the existing PUC-approved POLR prices on to its customers.

Duquesne Light retains the risk that customers will not pay for the POLR generation supply. However, a component of Duquesne Light’s delivery rate is designed to cover the cost of a normal level of uncollectible accounts.

POLR III. In December 2003, Duquesne Light submitted POLR III (its rate plan and related generation supply plan intended to cover the period beginning in 2005) to the PUC for approval. On April 16, 2004, Duquesne Light filed briefs with the PUC that could result in the resolution of all issues between it and advocates representing residential, small commercial and a group of major commercial and industrial customers. These filings by Duquesne Light, the Office of the Consumer Advocate, the Office of Small Business Advocate and the Duquesne Industrial Intervenors note that the groups have reached consensus on all issues and that Duquesne Light’s amended supply proposal is reasonable and in the public interest. On May 27, 2004, the administrative law judge recommended the PUC approve the POLR III plan. This recommendation will be evaluated as part of the overall PUC review process. Although Duquesne Light had asked for PUC approval by July 8, 2004, we now expect to receive a final PUC order by August 19, 2004.

Duquesne Light is committed to ensuring a reliable supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining the PJM regional transmission organization as part of POLR III. Duquesne Light expects to recover its incremental expenses incurred due to joining PJM through its rates.

In October 2003, Duquesne Power announced the signing of a definitive agreement to purchase WPS Resources Corporation’s Sunbury generation station for approximately $120 million, which includes inventories and other items. The Sunbury plant, which has a total rated coal-fired generation capacity of 402 megawatts, would be used as part of Duquesne Light’s POLR III service to residential and small commercial electric customers. On August 6, 2004, the FERC issued an order approving the purchase of the Sunbury plant and Duquesne Power’s ability to provide wholesale power at market-based generation rates. The FERC had previously approved Duquesne Power’s exempt wholesale generator status. Closing on the Sunbury transaction is conditioned on PUC approval of POLR III.

During June and July of 2004, Duquesne Power entered into power purchase and capacity contracts with a notional amount of approximately $550 million in anticipation of fulfilling a part of Duquesne Light’s expected requirements under POLR III. The contracts have been structured to begin no earlier than the January 1, 2005 starting date of POLR III, and will run through 2007. These contracts may require collateral to be posted by either party based on changes in energy prices. No such collateral has yet been required to be posted by any party.

3.	RECEIVABLES

The components of receivables for the periods indicated are as follows:

Duquesne Light Holdings

	(Millions of Dollars)
	June 30, 2004	December 31, 2003
	(as restated, See Note 13)
Electric customers	$77.8	$80.6
Unbilled electric customers	29.3	29.7
Other	20.7	24.6
Less: Allowance for uncollectible accounts	(18.6)	(19.9)

Total	$109.2	$115.0

Duquesne Light Company

	(Millions of Dollars)
	June 30, 2004	December 31, 2003
	(as restated, See Note 13)
Electric customers	$77.8	$80.6
Unbilled electric customers	29.3	29.7
Loan to parent	250.0	250.0
Affiliate receivables	1.7	6.0
Other	7.3	10.7
Less: Allowance for uncollectible accounts	(18.0)	(19.9)

Total	$348.1	$357.1

4.	RESTRUCTURING CHARGES

In 2001 and 2002, restructuring charges were recorded at Holdings and Duquesne Light related to (1) the consolidation and reduction of certain administrative and back-office functions through involuntary termination plans; (2) the abandonment of certain office facilities; and (3) the write-off of certain leasehold-improvements related to those office facilities.

The following tables summarize the restructuring activities for the Holdings and Duquesne Light 2001 and 2002 restructuring plans for the six months ended June 30, 2004.

Holdings Restructuring Liability

	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Balance, December 31, 2003 (a)	$3.3	$1.8	$5.1
Adjustments to 2001	(0.7)	0.7	—
Payments on 2002	(0.4)	—	(0.4)
Payments on 2001	(0.1)	(0.6)	(0.7)

Balance, June 30, 2004 (a)	$2.1	$1.9	$4.0

(a)	Excludes $0.9 million and $0.3 million of restructuring liabilities as of December 31, 2003 and June 30, 2004 that are included in discontinued operations.

Duquesne Light Restructuring Liability

	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Balance, December 31, 2003	$1.7	$1.6	$3.3
Adjustments to 2001	0.1	0.1	0.2
Payments on 2002	(0.3)	—	(0.3)
Payments on 2001	(0.1)	(0.1)	(0.2)

Balance, June 30, 2004	$1.4	$1.6	$3.0

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

As of June 30, 2004, no amounts were outstanding under either the Holdings or Duquesne Light revolving credit facility.

In May 2004, Duquesne Light issued $200 million of 5.7% first mortgage bonds (due 2014). Proceeds were used to redeem the remaining $75 million of

MIPS, repay the $40 million of outstanding revolving credit facility borrowings and replenish working capital.

On May 21, March 3, and January 26, 2004, Duquesne Capital redeemed $75 million, $25 million, and $50 million principal amounts of its MIPS. Pursuant to the terms of the MIPS, Duquesne Light simultaneously redeemed $75.8 million, $25.3 million, and $50.4 million of its Subordinated Debentures. (See Note 1.)

On February 18, 2004, as part of an amended and restated concession agreement with the City of New York, GSF Energy, L.L.C. (GSF), a DQE Financial subsidiary, paid $4.5 million to the City and was released from all financial obligations under the prior concession agreement, including the $21.4 million note payable to the City. As a direct result of the settlement, we will recognize approximately $16 million in pre-tax income ratably over the new contract term, scheduled to end June 30, 2006.

In December 2003, we redeemed $100 million principal amount of Duquesne Light’s 7.55% first mortgage bonds (due 2025) at a redemption price of 102.9% of the principal amount thereof.

In August 2003, we redeemed at par $100 million principal amount of Duquesne Light’s 7 3/8% first mortgage bonds (due 2038).

In May 2003, we redeemed Duquesne Light’s $2.8 million outstanding balance of 5% Sinking Fund Debentures (due 2010) at a redemption price of 100.95% of the principal amount thereof.

In March 2003, we redeemed two long-term loans with principal amounts totaling $2.0 million relating to investments at DQE Financial.

7.	COMMITMENTS AND CONTINGENCIES

Guarantees

As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. This group of guarantees will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield before their expiration, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $53.1 million at June 30, 2004.

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

In connection with POLR III, Holdings has guaranteed certain payment obligations under the power purchase and capacity contracts entered into by Duquesne Power. As of June 30, 2004, we had guaranteed approximately $391 million of such obligations; in addition, during July 2004, we guaranteed approximately $51 million of such obligations. No amount has been recorded as a liability on the condensed consolidated balance sheets.

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

Employees

Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents more than 70% of Duquesne Light’s approximately 1,300 employees. This contract expires in September 2006.

Pension Plans

Duquesne Light has an obligation to contribute approximately $32.1 million to its pension plans over future years.

Income Taxes

Our state income tax returns are subject to review by the relevant taxing jurisdictions, Pennsylvania being the most significant. The Pennsylvania Department of Revenue has issued assessments of additional tax for 1999 through 2002 primarily to include income of a Duquesne Light out of state subsidiary corporation in Pennsylvania taxable income. If, as expected, the Department asserts the same positions for 2003, Duquesne Light’s total exposure for all years, without interest or penalty, could approximate $92 million (net of associated federal benefit). Duquesne Light does not agree with the Department on this matter, and has filed an appeal for the 1999 tax year with the Pennsylvania Commonwealth Court. The assessment for the 2000 tax year is currently before the Pennsylvania Board of Finance and Revenue pending action on the 1999 appeal. The assessment for the 2001 tax year is currently awaiting decision from the Pennsylvania Board of Appeals. Ultimately, Duquesne Light expects all years involved to be appealed to and decided at the Pennsylvania Commonwealth Court.

It is not possible to predict if, when or to what extent any state income tax adjustments ultimately proposed for the period 1999 through 2003 will be sustained. Duquesne Light does not believe that the ultimate resolution of its Pennsylvania state tax issues for this period will have a material adverse effect on its financial position or results of operation. However, the resolution, depending on the extent and timing thereof, could have a material adverse effect on cash flows for the period in which they are paid.

Synthetic Fuel

In recent years the synthetic fuel industry has been the focus of increased scrutiny by the IRS. Most recently the IRS has heightened its review of the “placed in service” dates of synthetic fuel plants, and some synthetic fuel producers have indicated that the IRS has challenged whether their plants were placed in service by the required date.

Holdings is currently under audit by the IRS for the years 1998 through 2002. During that timeframe a subsidiary constructed and operated six synthetic fuel plants. These plants were subsequently sold to an unrelated party and are now operated by DQE Energy Services. At this time, the IRS has made no determination as to the validity of these plants’ placed in service dates. These determinations are very fact specific and, therefore, the recent disclosures by other synthetic fuel producers of the disallowance of their challenged placed in service dates is not necessarily determinative in our IRS audit. We believe that the facts surrounding the placed in service dates of the plants DQE Energy Services operates meet the requirements outlined in published guidance by the IRS. From the time that the plants were placed in service until the time they were sold, we have claimed approximately $10.0 million of tax credits on our consolidated tax returns. In addition, as discussed in “Guarantees” above, DQE Energy Services made certain representations and warranties to the purchaser of the plants.

A subsidiary of DQE Financial also holds an 8.3% limited partnership interest in an entity that owns and operates four projects to produce and sell synthetic fuel. The IRS has audited the entity for the tax years 1998 through 2001, and has accepted the placed in service dates and tax credits for this period.

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

More particularly, the complaint alleges that Holdings and Marshall stated their expectation that certain companies in which DQE Enterprises had invested would undertake initial public offerings of their shares, with the result that our earnings would be positively impacted by the public market valuation of DQE Enterprises’ interests in these companies, but failed to disclose allegedly adverse facts that made the possibility of successful public offerings of the securities of these companies unlikely. The complaint seeks an award of unspecified compensatory damages, and an order permitting class members who purchased Holdings shares through a dividend reinvestment plan to rescind those purchases, pre-and post-judgment interest, attorneys’ fees and expenses of litigation and unspecified equitable and injunctive relief.

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

Discontinued Operations

As part of the sale of AquaSource, we retained certain obligations related to the business that was sold to Aqua America, Inc. (formerly Philadelphia Suburban Corporation), including responsibility for certain existing litigation as well as a 10-year indemnity for certain pre-closing environmental matters. We purchased an environmental liability policy to mitigate this indemnity. We also had a maximum three-year indemnity obligation for certain other pre-closing liabilities that was limited by a $15 million indemnity cap. We have notified Aqua America that with the passage of the first anniversary of the closing of the transaction, and since the claims made by them under the indemnity provision during the first year did not reach the required dollar threshold, the indemnity cap is reduced to $7.5 million and the indemnity period will end on the second anniversary of closing. To date, indemnity claims of which we are aware are not significant.

8.	PREFERRED STOCK

In April 2004, Duquesne Light issued 1.5 million shares of 6.5% non-convertible preferred stock ($50 par and liquidation value), receiving net proceeds of approximately $73 million. Proceeds were used to partially repay short-term borrowings made under the revolving credit facility, which had been primarily incurred to redeem $75 million of the MIPS during the first quarter of 2004.

The holders of the preferred stock are entitled to cumulative quarterly dividends beginning on July 1, 2004. This stock is callable at par, plus accrued dividends, on or after April 1, 2009. The Duquesne Light preferred stock ranks senior to Duquesne Light preference and common stock as to payment of dividends and the distribution of assets on liquidation, dissolution or winding-up of Duquesne Light. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne Light’s board of directors until all dividends have been paid. As of June 30, 2004, Duquesne Light had no dividends in arrears.

9.	DISCONTINUED OPERATIONS

Pursuant to agreements entered into in 2002 to sell the majority of our investment in AquaSource, as well as our subsequent sale of the remaining net assets of AquaSource, this subsidiary has been reflected as discontinued operations in the condensed consolidated financial statements.

In May 2004, AquaSource repurchased the minority interest held by an unrelated party for approximately $8.2 million. This caused a corresponding decline in the discontinued operations liabilities on the condensed consolidated balance sheets.

In July 2003, AquaSource closed the sale of its investor-owned water utilities (and certain related contract operations) to Aqua America for an estimated purchase price of approximately $190 million in cash, after purchase price and working capital adjustments. The final purchase price will be determined once various purchase price adjustments are applied. These adjustments will be based on the pre-closing achievement of specific performance measures related to revenue, rate base and customer connections, as well as working capital. The maximum remaining purchase price adjustment that could result is approximately $12 million. However, we have been unable to resolve remaining purchase price issues and, with Aqua America, have appointed an arbitration panel. The arbitration process has begun, and a decision is expected in the third quarter of 2004. We do not expect that any additional purchase price adjustments will have a material adverse effect on our financial position or results of operations.

Due to the earlier than anticipated closing of this sale, we were not required to make certain expenditures, thereby increasing the net recorded value of AquaSource as of June 20, 2003, by approximately $11.5 million after-tax.

The following tables summarize income statement data from discontinued operations:

	(Millions of Dollars)
	Three Months Ended June 30,
	2004	2003
Revenues	$—	$17.2

Operating Results, net of tax of $0.3 and $1.2	$(0.2)	$1.8
Gain from sale of Discontinued Operations, net of tax of $0.4 and $(0.3)	0.6	11.6

Income from Discontinued Operations	$0.4	$13.4

	(Millions of Dollars)
	Six Months Ended June 30,
	2004	2003
Revenues	$—	$35.8

Operating Results, net of tax of $0.3 and $1.9	$(0.2)	$3.5
Gain from sale of Discontinued Operations, net of tax of $0.4 and $(0.3)	0.7	11.6

Income from Discontinued Operations	$0.5	$15.1

10.	PENSION AND POSTRETIREMENT BENEFITS

The following tables summarize the components of net periodic pension benefit cost:

	(Millions of Dollars)
	Three Months Ended June 30,
	2004	2003
Service cost	$2.0	$1.8
Interest cost	10.6	10.4
Expected return on plan assets	(13.0)	(12.7)
Amortization of unrecognized net transition obligation	0.2	0.3
Amortization of prior service cost	0.9	0.7
Recognized net actuarial gain	(0.2)	(1.0)

Net periodic pension benefit cost (gain)	$0.5	$(0.5)

	(Millions of Dollars)
	Six Months Ended June 30,
	2004	2003
Service cost	$4.0	$3.6
Interest cost	21.2	20.8
Expected return on plan assets	(26.0)	(25.4)
Amortization of unrecognized net transition obligation	0.4	0.6
Amortization of prior service cost	1.8	1.4
Recognized net actuarial gain	(0.4)	(2.0)

Net periodic pension benefit cost (gain)	$1.0	$(1.0)

We previously disclosed in our consolidated financial statements for the year ended December 31, 2003 that we did not expect to make any cash contributions to our pension plan in 2004. As of June 30, 2004, we have made no contributions to the plan, nor do we anticipate contributing any amounts to fund the pension plan in 2004.

The following tables summarize the components of net periodic postretirement benefit cost:

	(Millions of Dollars)
	Three Months Ended June 30,
	2004	2003
Service cost	$0.3	$0.4
Interest cost	0.8	0.7
Amortization of unrecognized net transition obligation	0.2	0.2
Amortization of prior service cost	0.2	—

Net periodic postretirement benefit cost	$1.5	$1.3

	(Millions of Dollars)
	Six Months Ended June 30,
	2004	2003
Service cost	$0.6	$0.8
Interest cost	1.6	1.4
Amortization of unrecognized net transition obligation	0.4	0.4
Amortization of prior service cost	0.3	—

Net periodic postretirement benefit cost	$2.9	$2.6

11.	IMPAIRMENT CHARGES

During the second quarter of 2003, DQE Enterprises wrote down two investments in publicly traded applied technology businesses to their quoted market value as of the balance sheet date, and recognized the associated impairment charge of $1.0 million. This charge reflected an other-than-temporary decline in the market value of the underlying securities.

12.	BUSINESS SEGMENTS AND RELATED INFORMATION

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

Business Segments for the Three Months Ended June 30, 2004

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Services	Financial	All Other	Elimina- tions	Consoli- dated
Operating revenues	$84.2	$107.1	$2.5	$193.8	$16.1	$7.5	$1.8	$(0.3)	$218.9
Operating expenses	40.9	98.7	0.1	139.7	7.7	10.5	4.2	(0.3)	161.8
Depreciation and amortization expense	15.6	—	2.3	17.9	0.7	1.5	0.6	—	20.7

Operating income (loss)	27.7	8.4	0.1	36.2	7.7	(4.5)	(3.0)	—	36.4
Other income	5.0	—	—	5.0	0.4	1.5	0.3	(3.9)	3.3
Interest and other charges	13.0	—	—	13.0	—	—	6.1	(3.9)	15.2

Income (loss) before taxes and limited partners’ interest	19.7	8.4	0.1	28.2	8.1	(3.0)	(8.8)	—	24.5
Income tax expense (benefit)	8.2	3.4	0.1	11.7	2.8	(7.3)	(3.2)	—	4.0
Benefit from Limited Partners’ interest	—	—	—	—	—	2.5	—	—	2.5

Earnings (loss) from continuing operations available for common stock	$11.5	$5.0	$—	$16.5	$5.3	$6.8	$(5.6)	$—	$23.0

Assets	$2,310.0	$—	$8.8	$2,318.8	$34.1	$613.7	$181.2	$(427.1)	$2,720.7

Capital expenditures	$21.1	$—	$—	$21.1	$—	$—	$0.5	$—	$21.6

Business Segments for the Three Months Ended June 30, 2003

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Services	Financial	All Other	Elimina- tions	Consoli- dated
Operating revenues	$80.7	$107.8	$4.7	$193.2	$13.2	$8.1	$1.8	$(0.5)	$215.8
Operating expenses	35.9	100.4	0.2	136.5	6.4	11.3	3.5	(0.2)	157.5
Depreciation and amortization expense	15.1	—	4.2	19.3	0.5	1.4	0.5	—	21.7

Operating income (loss)	29.7	7.4	0.3	37.4	6.3	(4.6)	(2.2)	(0.3)	36.6
Other income	5.1	—	—	5.1	0.4	4.1	1.2	(4.5)	6.3
Interest and other charges	16.5	—	—	16.5	0.1	0.5	6.4	(4.2)	19.3

Income (loss) before taxes	18.3	7.4	0.3	26.0	6.6	(1.0)	(7.4)	(0.6)	23.6
Income tax expense (benefit)	7.4	3.1	0.1	10.6	1.7	(8.5)	(2.1)	—	1.7

Income (loss) before impairment charge	10.9	4.3	0.2	15.4	4.9	7.5	(5.3)	(0.6)	21.9
Impairment, net	—	—	—	—	—	—	(1.0)	—	(1.0)

Income (loss) from continuing operations	10.9	4.3	0.2	15.4	4.9	7.5	(6.3)	(0.6)	20.9
Dividends on preferred stock	—	—	—	—	—	—	0.2	—	0.2

Earnings (loss) from continuing operations available for common stock	$10.9	$4.3	$0.2	$15.4	$4.9	$7.5	$(6.5)	$(0.6)	$20.7

Assets (a)	$2,200.8	$—	$8.4	$2,209.2	$34.2	$614.0	$59.6	$(376.2)	$2,540.8

Capital expenditures	$18.5	$—	$—	$18.5	$0.1	$—	$—	$—	$18.6

(a)	Relates to assets as of December 31, 2003.

Business Segments for the Six Months Ended June 30, 2004

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Services	Financial	All Other	Elimina- tions	Consoli- dated
Operating revenues	$168.4	$214.7	$5.3	$388.4	$29.8	$14.7	$3.7	$(0.6)	$436.0
Operating expenses	82.0	197.5	0.2	279.7	15.1	20.5	8.6	(0.6)	323.3
Depreciation and amortization expense	31.0	—	4.9	35.9	1.1	2.8	1.3	—	41.1

Operating income (loss)	55.4	17.2	0.2	72.8	13.6	(8.6)	(6.2)	—	71.6
Other income	8.9	—	—	8.9	0.8	4.8	0.5	(7.6)	7.4
Interest and other charges	25.0	—	—	25.0	—	0.1	12.1	(7.6)	29.6

Income (loss) before taxes and limited partners’ interest	39.3	17.2	0.2	56.7	14.4	(3.9)	(17.8)	—	49.4
Income tax expense (benefit)	16.0	7.1	0.1	23.2	5.1	(15.1)	(6.0)	—	7.2
Benefit from Limited Partners’ interest	—	—	—	—	—	2.5	—	—	2.5

Earnings (loss) from continuing operations available for common stock	$23.3	$10.1	$0.1	$33.5	$9.3	$13.7	$(11.8)	$—	$44.7

Capital expenditures	$40.0	$—	$—	$40.0	$—	$—	$0.7	$—	$40.7

Business Segments for the Six Months Ended June 30, 2003

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Services	Financial	All Other	Elimina- tions	Consoli- dated
Operating revenues	$163.2	$217.6	$11.7	$392.5	$25.7	$15.3	$3.4	$(0.8)	$436.1
Operating expenses	74.1	201.5	0.5	276.1	13.4	21.8	6.7	(0.3)	317.7
Depreciation and amortization expense	30.1	—	10.7	40.8	1.0	2.7	1.3	—	45.8

Operating income (loss)	59.0	16.1	0.5	75.6	11.3	(9.2)	(4.6)	(0.5)	72.6
Other income	10.5	—	—	10.5	1.0	21.7	1.7	(9.0)	25.9
Interest and other charges	33.1	—	—	33.1	0.1	1.0	12.7	(8.4)	38.5

Income (loss) before taxes	36.4	16.1	0.5	53.0	12.2	11.5	(15.6)	(1.1)	60.0
Income tax expense (benefit)	14.8	6.7	0.2	21.7	3.6	(10.4)	(4.7)	—	10.2

Income (loss) before impairment charge	21.6	9.4	0.3	31.3	8.6	21.9	(10.9)	(1.1)	49.8
Impairment, net	—	—	—	—	—	—	(1.0)	—	(1.0)

Income (loss) from continuing operations	21.6	9.4	0.3	31.3	8.6	21.9	(11.9)	(1.1)	48.8
Dividends on preferred stock	—	—	—	—	—	—	0.4	—	0.4

Earnings (loss) from continuing operations available for common stock	$21.6	$9.4	$0.3	$31.3	$8.6	$21.9	$(12.3)	$(1.1)	$48.4

Capital expenditures	$32.5	$—	$—	$32.5	$0.1	$—	$—	$—	$32.6

13. RESTATEMENT

Subsequent to the issuance of the Holdings and Duquesne Light condensed consolidated financial statements for the three and six months ended June 30, 2004, management determined that certain misclassifications existed in the condensed consolidated balance sheets and condensed consolidated statements of cash flows. The misclassifications relate primarily to the following:

CONDENSED CONSOLIDATED BALANCE SHEETS

Management of both Holdings and Duquesne Light determined that certain Duquesne Light customer receivables that had been fully reserved for and were presented on a net basis for external reporting purposes, should have been reflected on a gross basis. As such, electric customers receivables and the allowance for uncollectible accounts as of June 30, 2004 have been increased from the amounts previously reported.

Management of both Holdings and Duquesne Light determined that certain tax liabilities were incorrectly included within deferred tax liabilities. Such amounts have been reclassified primarily to other non-current liabilities as of June 30, 2004. Management also determined that certain tax assets were incorrectly presented on a net basis for external reporting purposes. After taking into consideration the anticipated timing of the realization of the assets, such amounts have been reclassified, thereby increasing current assets and liabilities, as well as non-current assets from the amounts previously reported as of June 30, 2004.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Holdings management has determined that the historical presentation of cash flows from discontinued operations within net cash provided from operating activities was not proper as the cash flows from discontinued operations also included cash flows related to both investing and financing activities. Accordingly, amounts on Holdings’ condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 have been restated to appropriately classify cash flows from discontinued operations as either operating, investing or financing activities.

Holdings and its subsidiaries participate in a cash pool arrangement with their affiliate, DQE Capital. Changes in Duquesne Light’s investment in the cash pool have historically been reflected in Duquesne Light’s condensed consolidated statements of cash flows as a component of net cash provided from operating activities. Management has determined that the cash flow activity from this arrangement should have been classified as cash flows from investing activities and has restated the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. Because the cash pool arrangement eliminates in the consolidation of Holdings, this restatement has no impact on Holdings’ condensed consolidated statements of cash flows.

The principal effects of these adjustments on the accompanying condensed consolidated financial statements for Holdings are as follows (in millions):

	June 30, 2004
Condensed Consolidated Balance Sheet Information	As Previously Reported	As Restated
Other current assets	$44.3	$50.1
Total Current Assets	296.1	301.9
Other non-current assets	61.1	66.1
Total Other Non-Current Assets	357.8	362.8
Total Assets	2,709.9	2,720.7
Other current liabilities	93.9	105.7
Total Current Liabilities	222.2	234.0
Deferred income taxes – net	476.6	400.7
Other non-current liabilities	213.8	288.7
Total Non-Current Liabilities	690.4	689.4
Total Liabilities and Capitalization	2,709.9	2,720.7

	Six Months Ended June 30,
	2004		2003
Condensed Consolidated Statements of Cash Flows Information	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash Flows From Operating Activities:
Discontinued operations	$(11.9)	$(3.7)	$(12.3)	$(13.2)
Net Cash Provided From Operating Activities	60.9	69.1	48.3	47.4
Cash Flows From Investing Activities:
Discontinued operations			—	1.1
Net Cash Used In Investing Activities			(17.2)	(16.1)
Cash Flows From Financing Activities:
Discontinued operations	—	(8.2)	—	(0.2)
Net Cash Provided From (Used In) Financing Activities	88.7	80.5	(35.7)	(35.9)

The principal effects of these adjustments on the accompanying condensed consolidated financial statements for Duquesne Light are as follows (in millions):

	June 30, 2004
Condensed Consolidated Balance Sheet Information	As Previously Reported	As Restated
Other current assets	$41.4	$47.2
Total Current Assets	541.6	547.4
Other non-current assets	50.6	55.6
Total Other Non-Current Assets	347.3	352.3
Total Assets	2,308.0	2,318.8
Other current liabilities	23.8	28.0
Total Current Liabilities	170.9	175.1
Deferred income taxes – net	363.2	318.3
Other non-current liabilities	137.0	188.5
Total Non-Current Liabilities	500.2	506.8
Total Liabilities and Capitalization	2,308.0	2,318.8

	Six Months Ended June 30,
	2004		2003
Condensed Consolidated Statements of Cash Flows Information	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash Flows From Operating Activities:
Investment in DQE Capital cash pool	$(83.0)	$—	$15.5	$—
Net Cash (Used In) Provided From Operating Activities	(48.9)	34.1	69.2	53.7
Cash Flows From Investing Activities:
Investment in DQE Capital cash pool	—	(83.0)	—	15.5
Net Cash Used In Investing Activities	(41.3)	(124.3)	(31.5)	(16.0)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Part I, Item 2 of this combined amended Quarterly Report on Form 10-Q/A should be read in conjunction with our combined amended Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission (SEC), and with the condensed consolidated financial statements, set forth in Part I, Item 1 of this Report.

The condensed consolidated balance sheets of both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light) as of June 30, 2004 and the condensed consolidated statements of cash flows of both Holdings and Duquesne Light for the six months ended June 30, 2004 and 2003 have been restated to correct certain misclassifications. None of these misclassifications have any impact on the historical earnings of either Holdings or Duquesne Light. See Note 13 to the condensed consolidated financial statements for further discussion. The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to this restatement.

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

References in this report to “we,” “us” and “our” are to Holdings and its subsidiaries, collectively. References to “Notes” are to the Notes to the condensed consolidated financial statements, set forth in Part I, Item 1 of this report.

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

Discontinued Operations

During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets. (See Note 9.)

Service Areas and Customer Concentrations

Duquesne Light’s electric utility operations provide service to more than 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

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

Business Segments

This information is set forth in “Results of Operations” below and in Note 12 to our condensed consolidated financial statements.

Critical Accounting Policies

As of June 30, 2004, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our amended Annual Report on Form 10-K/A for the year ended December 31, 2003. The policies disclosed included the accounting for: the effect of regulation, unbilled energy revenues, impairment of long-lived assets and investments, pension and other postretirement benefit plan assumptions, income taxes and contingent liabilities.

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

•	Cash flow, earnings, earnings growth, capitalization, capital expenditures and dividends (as well as earnings per share and total shareholder return goals) will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Demand for and pricing of electricity and landfill gas, changing market conditions and weather conditions could affect earnings levels.

•	Duquesne Light’s earnings will be affected by the number of customers who choose to receive electric generation through POLR II and POLR III, by final PUC approval of POLR III, by our ability to negotiate appropriate terms with suitable generation suppliers, by the performance of those suppliers, by the timing of the Sunbury acquisition and by the operational performance of Sunbury.

•	The ultimate structure of POLR III is subject to PUC review and approval, the timing of which depends on the PUC’s schedule.

•	POLR customer retention may depend on market generation prices, as well as the marketing efforts of competing generation suppliers.

•	Any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, the access to capital markets and liquidity.

•	Purchase price adjustments related to the sale of AquaSource, and the resolution and disposition of the retained liabilities and indemnities, may affect earnings and cash flows.

•	Customer energy demand, fuel costs and plant operations could affect DQE Energy Services’ earnings.

•	The outcome of the shareholder litigation initiated against Holdings may affect performance.

•	Earnings with respect to synthetic fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued viability of, and compliance with the requirements for, applicable federal tax credits.

•	The final resolution of proposed adjustments regarding state income tax liabilities (which will depend on negotiations with the appropriate authorities) could affect financial position, earnings, and cash flows.

•	Overall performance by Holdings and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices.

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

Note 12 shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

Overall Performance

Three months ended June 30, 2004. Our earnings available for common stock were $23.4 million, or $0.31 basic earnings per share, in the second quarter of 2004, compared to earnings of $34.1 million, or $0.46 basic earnings per share, in the second quarter of 2003. The average shares outstanding increased 1.5 million, or 2.0%, compared to the second quarter of 2003.

Our earnings from continuing operations available for common stock were $23.0 million, or $0.30 basic earnings per share, in the second quarter of 2004, compared to $20.7 million, or $0.28 basic earnings per share, in the second quarter of 2003. The increase of $2.3 million was due primarily to a $1.1 million increase in earnings from Duquesne Light and a $1.0 million impairment charge recorded in the second quarter of 2003.

Duquesne Light’s earnings available for common stock were $16.5 million in the second quarter of 2004, compared to $15.4 million in the second quarter of 2003. The $1.1 million increase in earnings at Duquesne Light is primarily due to the following factors:

•	The earnings from the electricity delivery business segment increased $0.6 million from the second quarter of 2003. During 2003 and the first six months of 2004, Duquesne Light undertook a number of debt retirements and financings, resulting in the net retirement of approximately $154 million of debt, and the issuance of $75 million of preferred stock. As a result of the timing of the financings and the favorable interest rates obtained, interest and other charges decreased $3.5 million in the second quarter of 2004 compared to 2003. In addition, operating revenues increased $3.5 million due to more favorable weather conditions compared to the second quarter of 2003. Partially offsetting these items was a $5.0 million increase in operating expenses mainly due to the reversal of a $2.5 million accrual related to a billing dispute with a customer in 2003, and increased labor, pension and other fringe benefit expenses in 2004. (See Note 10.)

•	The earnings from the electricity supply business segment increased $0.7 million from the second quarter of 2003, due to a higher percentage of the total megawatt-hour (MWh) supplied in 2004 being subject to the POLR II arrangement, which provides Duquesne Light a margin per MWh supplied.

Included in the Holdings earnings available for common stock is income from discontinued operations of $0.4 million, or $0.01 basic earnings per share, for the second quarter of 2004, compared to $13.4 million, or $0.18 basic earnings per share, in the second quarter of 2003. The 2003 income includes an $11.5 million after-tax gain related to the increase in the fair value of AquaSource and the results of operations for the three months ended June 30, 2003.

Six months ended June 30, 2004. Our earnings available for common stock were $45.2 million, or $0.59 basic earnings per share, in the first six months of 2004, compared to earnings of $63.5 million, or $0.85 basic earnings per share, in the first six months of 2003. The average shares outstanding increased 1.4 million, or 1.9%, compared to the first six months of 2003.

Our earnings from continuing operations available for common stock were $44.7 million, or $0.58 basic earnings per share, in the first six months of 2004, compared to $48.4 million, or $0.65 basic earnings per share, in the first six months of 2003. This decrease of $3.7 million was due primarily to the $7.0 million after-tax gain from DQE Financial’s sale of its limited partnership investment in a natural gas operating partnership in the first quarter of 2003, and the $1.0 million impairment charge, partially offset by a $2.2 million increase in earnings from Duquesne Light.

Duquesne Light’s earnings available for common stock were $33.5 million in the first six months of 2004, compared to $31.3 million in the first six months of 2003. The $2.2 million increase in earnings at Duquesne Light is primarily due to the following factors:

•	The earnings from the electricity delivery business segment increased $1.7 million from the first six months of 2003. The debt retirements and financings discussed above resulted in an $8.1 million decrease in interest and other charges in the first six months of 2004 compared to 2003. Operating revenues increased $5.2 million due to more favorable weather conditions compared to the first six months of 2003. Partially offsetting these items was a $7.9 million increase in operating expenses mainly due to increased labor, pension and other fringe benefit expenses in 2004 (See Note 10.) and the reversal of the $2.5 million accrual in 2003.

•	The earnings from the electricity supply business segment increased $0.7 million from the first six month of 2003, due to a higher percentage of the total MWh supplied in 2004 being subject to the POLR II arrangement, which provides Duquesne Light a margin per MWh supplied.

Included in the Holdings earnings available for common stock is income from discontinued operations of $0.5 million, or $0.01 basic earnings per share, for the first six months of 2004, compared to $15.1 million, or $0.20 basic earnings per share in the first six months of 2003. The 2003 income includes the $11.5 million after-tax gain related to the increase in the fair value of AquaSource and the results of operations from AquaSource.

Business Segment Performance

Electricity Delivery Business Segment

Three months ended June 30, 2004. The electricity delivery business segment reported $11.5 million of earnings in the second quarter of 2004, compared to $10.9 million in the second quarter of 2003, an increase of $0.6 million, or 5.5%. This increase was primarily the result of higher operating revenues and lower interest and other charges during the second quarter of 2004, partially offset by higher operating expenses.

Operating revenues are primarily derived from the delivery of electricity, and include related excise taxes. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

Operating revenues increased by $3.5 million, or 4.3%, compared to the second quarter of 2003. The increase was primarily due to the 6.4% increase in MWh sales to customers compared to the second quarter of 2003. As compared to 2003, Pittsburgh’s colder weather in April 2004 increased heating demands, while the hotter weather in both May and June 2004 increased air conditioning demands. These factors resulted in residential and commercial sales increasing by 13.7% and 4.4%, compared to the second quarter of 2003. Industrial sales, which are less sensitive to the weather, increased by 2.8%, primarily due to higher sales to the durable goods manufacturing sector during the second quarter of 2004. Sales to this sector constitute approximately 75% of our industrial sales.

The following table sets forth MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
Second Quarter	2004	2003	Change
Residential	888	781	13.7%
Commercial	1,624	1,555	4.4%
Industrial	796	774	2.8%

	3,308	3,110	6.4%

Operating expenses consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased by $5.0 million, or 13.9%, compared to the second quarter of 2003, due in part to the 2003 reversal of $2.5 million of accrued costs related to a billing dispute with a customer. In addition, there was a $2.9 million increase in labor, pension and other fringe benefit costs, and a $0.8 million increase in seasonal vegetation management expenses from the second quarter of 2003. These increases were partially offset by a $1.5 million decrease in billing and collection costs in the second quarter of 2004, compared to 2003.

Interest and other charges include interest on long-term debt, other interest, and preferred stock dividends of Duquesne Light. Interest and other charges decreased $3.5 million, or 21.2%, compared to the second quarter of 2003, primarily due to (i) $200.0 million of debt retirements during the second half of 2003, which reduced interest expense by $3.7 million, and (ii) $151.5 million of subordinated debenture redemptions in the first six months of 2004, which reduced interest expense by $2.3 million. The issuance of $200 million of 5.7% debt in May 2004 increased interest expense by $1.3 million and the $75 million of 6.5% preferred stock issued in April 2004 increased dividends by $1.0 million.

Six months ended June 30, 2004. The electricity delivery business segment reported $23.3 million of earnings in the first six months of 2004, compared to $21.6 million in the first six months of 2003, an increase of $1.7 million, or 7.9%. The increase was primarily the result of higher operating revenues and lower interest and other charges, and was partially offset by higher operating expenses.

Operating revenues increased by $5.2 million, or 3.2%, compared to the first six months of 2003. The increase was primarily due to the 3.9% increase in MWh sales to customers compared to the first six months of 2003. Sales to residential and commercial customers were 7.5% and 2.7% higher than the first six months of 2003. As compared to 2003, the effect of Pittsburgh’s warmer winter weather in the first quarter of 2004 was more than offset by the more favorable weather during the second quarter of 2004. Industrial sales increased by 2.1% compared to the first six months of 2003 as a result of higher MWh sales to the durable goods manufacturing sector.

The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
First Six Months	2004	2003	Change
Residential	1,892	1,760	7.5%
Commercial	3,205	3,121	2.7%
Industrial	1,608	1,575	2.1%

	6,705	6,456	3.9%

Operating expenses increased $7.9 million, or 10.7%, compared to the first six months of 2003, due in part to the 2003 reversal of $2.5 million of accrued costs related to a billing dispute with a customer. In addition, there was a $5.4 million increase in labor, pension and other fringe benefit costs from the first six months of 2003.

Other income includes interest income on invested cash and intercompany loans, as well as gains and losses recognized on the sale of certain assets. Other income decreased by $1.6 million, or 15.2%, compared to the first six months of 2003, due primarily to a $1.5 million reduction in interest earnings. This was a result of a decrease in invested cash in 2004, due to the debt retirements in 2003 and 2004.

Interest and other charges decreased $8.1 million, or 24.5%, compared to the first six months of 2003, primarily due to (i) $200.0 million of debt retirements in the second half of 2003, which reduced interest expense by $7.4 million, and (ii) $151.5 million of subordinated debenture redemptions in the first six months of 2004, which reduced interest expense by $3.3 million. The issuance of $200 million of 5.7% debt in May 2004 increased interest expense by $1.3 million and the $75 million of 6.5% preferred stock issued in April 2004 increased dividends by $1.0 million.

Electricity Supply Business Segment

Three months ended June 30, 2004. The electricity supply business segment reported earnings of $5.0 million in the second quarter of 2004 compared to earnings of $4.3 million in the second quarter of 2003, an increase of $0.7 million, or 16.3%.

During the second quarter of 2004, the total MWh supplied to customers declined, compared to the second quarter of 2003. This decline caused a corresponding decrease in both total revenues and operating expenses recognized in the second quarter of 2004 compared to 2003. However, a higher percentage of the total MWh supplied during the second quarter of 2004 was subject to the higher POLR II generation rates. The net income from the electricity supply business segment therefore increased during the second quarter of 2004 compared to 2003.

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

Operating revenues decreased $0.7 million, or 0.6%, compared to the second quarter of 2003, due to the 1.8% decline in the POLR MWh. The POLR decline resulted from a higher percentage of the total MWh sales being supplied by alternative generation suppliers during the second quarter of 2004, which more than offset the favorable weather conditions in the Pittsburgh area.

The following tables set forth MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
Second Quarter	2004
	POLR I	POLR II	Total
Residential	—	649	649
Commercial	17	927	944
Industrial	388	205	593

	405	1,781	2,186

POLR Retention (MWh basis)			66%

	MWh Supplied
	(In Thousands)
Second Quarter	2003
	POLR I	POLR II	Total
Residential	—	558	558
Commercial	66	979	1,045
Industrial	394	228	622

	460	1,765	2,225

POLR Retention (MWh basis)			72%

Operating expenses consist of costs to obtain energy for our POLR service, and gross receipts tax. Operating expenses decreased $1.7 million, or 1.7%, compared to the second quarter of 2003, due to the decrease in purchased power expense caused by the decline in the total MWh supplied to customers, for the reasons outlined above.

Six months ended June 30, 2004. The electricity supply business segment reported earnings of $10.1 million in the first six months of 2004, compared to earnings of $9.4 million in the first six months of 2003, an increase of $0.7 million, or 7.4%.

During the first six months of 2004, the total MWh supplied to customers declined compared to the first six months of 2003. This decline caused a corresponding decrease in both total revenues and operating expenses recognized in the first six months of 2004 compared to 2003. However, a higher percentage of the total MWh supplied during the first six months of 2004 was subject to the higher POLR II generation rates. The net income from the electricity supply business segment therefore increased during the first six months of 2004 compared to 2003.

Operating revenues decreased $2.9 million, or 1.3%, compared to the first six months of 2003 as the MWh supplied to POLR customers declined as a higher percentage of the total MWh sales were being supplied by alternative generation suppliers during 2004. This decrease was partially offset as a higher share of the remaining sales were under the POLR II arrangement, which has higher generation rates than POLR I.

The following tables set forth the MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
	2004
First Six Months	POLR I	POLR II	Total
Residential	—	1,409	1,409
Commercial	29	1,894	1,923
Industrial	784	430	1,214

	813	3,733	4,546

POLR Retention (MWh basis)			68%

	MWh Supplied
	(In Thousands)
	2003
First Six Months	POLR I	POLR II	Total
Residential	57	1,225	1,282
Commercial	174	1,954	2,128
Industrial	821	454	1,275

	1,052	3,633	4,685

POLR Retention (MWh basis)			73%

Operating expenses decreased $4.0 million, or 2.0%, compared to the first six months of 2003, due to the decrease in purchased power expense caused by the decline in the total MWh supplied to customers.

CTC Business Segment

Three and six months ended June 30, 2004. For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. Duquesne Light is allowed to earn an 11% pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return earned by Duquesne Light. In the second quarter of 2004, the CTC business segment reported no earnings compared to $0.2 million during the second quarter of 2003, a decrease of $0.2 million, or 100.0%. In the first six months of 2004, the CTC business segment reported earnings of $0.1 million compared to $0.3 million during the first six months of 2003, a decrease of $0.2 million, or 66.7%.

Operating revenues, expenses, and depreciation and amortization expense declined compared to 2003 due to the continued collection of the CTC balance from our customers. The CTC balance has been fully collected from all but one customer class, which consists of two large industrial customers.

Energy Services Business Segment

Three months ended June 30, 2004. The Energy Services business segment reported earnings of $5.3 million in the second quarter of 2004, compared to earnings of $4.9 million in the second quarter of 2003, an increase of $0.4 million, or 8.2%. This increase is primarily due to higher earnings from synthetic fuel facility management services contracts, partially offset by lower earnings from energy facility management services contracts.

Operating revenues are primarily derived from the facility management services for industrial, airport, and synthetic fuel customers. Operating revenues increased $2.9 million, or 22.0%, compared to the second quarter of 2003. This increase is primarily due to a $2.0 million revenue adjustment in the second quarter of 2003 for decreased fees resulting from a scale calibration deficiency identified and corrected at one of the synthetic fuel facilities.

Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead. Operating expenses increased $1.3 million, or 20.3%, from the second quarter of 2003, primarily due to employee termination costs as well as higher natural gas costs related to the energy facility service contracts.

Six months ended June 30, 2004. In the first six months of 2004, the Energy Services business segment reported earnings of $9.3 million compared to $8.6 million in the first six months of 2003, an increase of $0.7 million, or 8.1%. This increase is due primarily to higher earnings from synthetic fuel facility management services contracts, partially offset by lower earnings from energy facility management services contracts.

Operating revenues increased $4.1 million, or 16.0%, compared to the first six months of 2003. This increase is primarily due to the $2.0 million revenue adjustment in the second quarter of 2003, and higher synthetic fuel production related to the synthetic fuel facility management services contracts in the first six months of 2004.

Operating expenses increased $1.7 million, or 12.7%, from the first six months of 2003, primarily due to higher natural gas and maintenance costs related to the energy facility service contracts. The increase resulting from the 2004 employee termination costs was offset by decreased employee compensation costs compared to 2003.

Financial Business Segment

Three months ended June 30, 2004. The Financial business segment reported earnings of $6.8 million in the second quarter of 2004, compared to $7.5 million in the second quarter of 2003, a decrease of $0.7 million, or 9.3%. This decrease was due in part to a $2.5 million after-tax decrease in the earnings recognized from the structured lease investments as a result of the IRS settlement. This decrease was partially offset by $1.1 million of after-tax earnings recognized in the second quarter of 2004 related to the Fresh Kills settlement reached with the City of New York, and a $1.1 million increase in the after-tax earnings from landfill gas equity investments.

Operating expenses consist of various costs to operate and maintain the landfill gas sites, as well as expenses related to alternative fuel investments. Operating expenses decreased $0.8 million, or 7.1%, compared to the second quarter of 2003, primarily due to lower legal fees and lower operating expenses at the landfill sites, partially offset by a $0.6 million fee due under a contract with an unrelated party.

Other income consists of income from the structured lease, affordable housing and other equity investments, and gains recognized on the sale of investments. Other income decreased $2.6 million, or 63.4%, compared to the second quarter of 2003, primarily due to a $3.9 million decrease in pre-tax earnings from the structured lease investments, and a $2.3 million decrease in other income due to the consolidation of the affordable housing investments resulting from the adoption of FIN 46R (see below). These decreases were partially offset by a $1.8 million increase from the second quarter of 2003 in pre-tax earnings from landfill gas equity investments, and $1.7 million of pre-tax earnings from the Fresh Kills settlement that was recognized in the second quarter of 2004.

Income taxes consist of our provision for federal income taxes as well as the tax credits generated from our synthetic fuel limited partnership and landfill gas and affordable housing investments. The income tax benefit decreased $1.2 million or 14.1% compared to the second quarter of 2003 due primarily to a $1.0 million decrease in tax credits generated in the second quarter of 2004.

As of March 31, 2004, we adopted FIN 46R and accordingly consolidated the seven low-income housing development guarantee funds in which a DQE Financial subsidiary owns a 1% general partner interest. The losses from these investments were recorded in other income, and the benefit from limited partners’ interest reflects the portion of the losses related to the affordable housing guarantee funds that are not owned by the DQE Financial subsidiary. As FIN 46R was adopted as of March 31, 2004, the second quarter of 2004 is the first period in which the benefit from limited partners’ interest effect of these investments is shown.

Six months ended June 30, 2004. The Financial business segment reported earnings of $13.7 million in the first six months of 2004, compared to $21.9 million in the first six months of 2003, a decrease of $8.2 million, or 37.4%. This decrease was primarily due to an after-tax gain of $7.0 million on the sale of a limited partnership investment in a natural gas operating partnership in 2003, and a $5.2 million decrease in after-tax earnings from the structured lease investments in 2004 as a result of the IRS settlement. These decreases were partially offset by $1.6 million of after-tax earnings recognized in the first six months of 2004 related to the Fresh Kills settlement reached with the City of New York, and a $1.0 million increase in the after-tax earnings from landfill gas equity investments. In addition, there was a $1.4 million after-tax decrease in operating and interest expenses as compared to the first six months of 2003, primarily related to Fresh Kills.

Operating expenses decreased $1.3 million, or 6.0% compared to the first six months of 2003, primarily due to legal expenses incurred in 2003 related to the Fresh Kills litigation.

Other income decreased $16.9 million, or 77.9%, compared to the first six months of 2003, primarily due to the $10.8 million pre-tax gain on the sale of a limited partnership investment in a natural gas operating partnership in the first quarter of 2003. In 2004, there was a decrease in other income of

$8.0 million from the structured lease investments as compared to 2003, and a $2.3 million decrease in other income from the consolidation of the affordable housing investments under FIN 46R, as discussed above. These decreases were partially offset by $2.5 million of other income recognized in 2004 related to the Fresh Kills settlement reached with the City of New York, and a $1.6 million increase from the first half of 2003 in the pre-tax earnings from the landfill gas equity investments.

Interest and other charges represented interest on the note associated with the Fresh Kills landfill. Interest and other charges decreased $0.9 million, or 90% compared to the first six months of 2003, due to the forgiveness of the debt associated with the Fresh Kills landfill in February 2004.

The income tax benefit increased $4.7 million, or 45.2%, compared to the first six months of 2003 due to the decrease in the pre-tax earnings in the first half of 2004 as compared to 2003. The tax credits recognized during the first six months of 2004 were consistent with those in the prior year.

The benefit from limited partners’ interest increased by $2.5 million as a result of the adoption of FIN 46R described above.

All Other

Three and six months ended June 30, 2004. The all other category reported a loss of $5.6 million for the second quarter of 2004, compared to a loss of $6.5 million in the second quarter of 2003 and a loss of $11.8 million for the first six months of 2004, compared to a loss of $12.3 million in the first six months of 2003. These improvements of $0.9 million and $0.5 million were primarily due to the $1.0 million impairment charge recorded in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

In the first six months of 2004, Duquesne Light spent $40 million, and Holdings spent $0.7 million, on capital expenditures. We estimate that during 2004, Duquesne Light will spend, excluding the allowance for funds used during construction, approximately $80 million for its transmission and distribution business, and Holdings will spend $3 million relating to our other businesses.

Asset Dispositions

Continuing Operations. In February 2003, DQE Financial sold its limited partnership investment in a natural gas operating partnership for $18.5 million and recognized an after-tax gain of $7.0 million.

Discontinued Operations. In July 2003, AquaSource closed the sale of its investor-owned utilities (and certain related contract operations), receiving cash proceeds of approximately $190 million after purchase price and working capital adjustments. The purchaser also assumed $10.4 million in debt associated with the business.

In April 2003, AquaSource closed the sale of a water utility subsidiary to California Water Services Group, receiving $7.5 million of proceeds at closing, though subsequent purchase price adjustments reduced the net amount to $6.1 million. Also in April 2003, the Alabama contract operations were terminated and AquaSource received $0.9 million of proceeds.

In March 2003, AquaSource closed the sale of its water and wastewater utility construction business to former members of AquaSource management for approximately $8 million. Also in the first quarter of 2003, AquaSource sold its New England contract operations for approximately $1.3 million.

Financing

In February 2004, GSF Energy, L.L.C. (GSF), a DQE Financial subsidiary, paid the City of New York $4.5 million and was released from all financial obligations of the prior Fresh Kills concession agreement, including a $21.4 million note payable balance. As a direct result of the settlement, we will recognize approximately $16 million in pre-tax income ratably over the new contract term, scheduled to end June 30, 2006.

On May 21, March 3, and January 26, 2004, Duquesne Capital, L.P., a special purpose subsidiary of Duquesne Light, redeemed $75 million, $25 million and $50 million principal amounts of its 8 3/8% Monthly Income Preferred Securities (MIPS). Pursuant to the terms of the MIPS, Duquesne Light simultaneously redeemed $75.8 million, $25.3 million and $50.4 million of its 8 3/8% Subordinated Deferrable Interest Debentures, Series A, due May 31, 2044 (Subordinated Debentures). (See Note 1.)

In April 2004, Duquesne Light issued 1.5 million shares of 6.5% Preferred Stock ($50 par and involuntary liquidation value per share). The net proceeds of approximately $73 million were used to partially repay short-term borrowings made under Duquesne Light’s credit facility.

In May 2004, Duquesne Light issued $200 million of 5.7% first mortgage bonds due 2014. Proceeds were used to redeem the remaining $75 million of MIPS, repay the remaining $40 million of outstanding revolving credit facility borrowings and replenish working capital.

Liquidity

Available cash at Duquesne Light is deposited in the DQE Capital cash pool. Investments in or withdrawals from this cash pool are reflected as cash flows from investing activities on Duquesne Light’s condensed consolidated statements of cash flows.

During the first six months of 2004, Duquesne Light made tax payments of approximately $58 million in the normal course of business, primarily related to the required prepayment of the 2004 gross receipts tax liability. In addition, pursuant to a tax sharing agreement, Duquesne Light paid $29.5 million to Holdings related to its federal tax liability.

We maintain two 364-day, unsecured revolving credit agreements, one for $180 million at Duquesne Light and one for $110 million at Holdings. We may convert each revolving credit facility into a one-year term loan facility for (i) the amount of letters of credit outstanding plus (ii) one-half of the principal loan amounts less the amount of letters of credit outstanding. Both agreements expire in September 2004. We plan to renew or replace the facilities before expiration.

As of June 30, 2004, we had no borrowings under either credit facility. During the first six months of 2004, for both Holdings and Duquesne Light, the maximum amount of credit facility borrowings outstanding was $120 million (all at Duquesne Light), the amount of average daily borrowings was $37.3 million and the weighted average daily interest rate was 2.31%.

Under our credit facilities, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum coverage ratio of 2-to-1, as defined in the facilities. At June 30, 2004, we were in compliance with these covenants.

At July 31, 2004, no loans were outstanding under the Holdings or Duquesne Light credit facilities. As of July 31, 2004, we had $70.1 million in standby letters of credit (including $10.4 million relating to Duquesne Light), backed by the revolving credit agreements, leaving $219.9 million available (including $169.6 million available at Duquesne Light). In addition, we had $20.5 million of stand-alone letters of credit outstanding.

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

Holdings Preferred Stock, Series A

As of June 30, 2004, there were 92,568 shares of Holdings preferred stock outstanding and included in other current liabilities on the condensed consolidated balance sheet. (See Note 1.) Each outstanding share is redeemable for cash or convertible at our option into the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date.

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

RATE MATTERS

Competitive Transition Charge

Duquesne Light customers must choose to receive their electric energy from an alternative generation supplier or through Duquesne Light’s POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light transmission and distribution charges and any CTC that has not already been collected for a customer’s rate class.

Duquesne Light has completed the CTC collection from all but one customer class, which is comprised of only two industrial customers. The transition costs are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11.0% pre-tax return on these amounts.

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

There are certain safeguards in POLR I and II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, Duquesne Light has various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. As of June 30, 2004, Duquesne Light held an irrevocable $4 million letter of credit that could be increased based on Orion’s investment ratings and net worth. Duquesne Light also remits the POLR customer payments 35 days after billing the customer. Duquesne Light has the right not to remit these payments in the event of an Orion default.

If Orion were to fail to deliver, Duquesne Light would be required to procure its POLR supply requirements in the energy markets. If market prices for energy were higher than the POLR rate at the time of default, Duquesne Light could potentially be acquiring energy for sale to POLR customers at a loss. If that were to happen and the contractual provisions with Orion were not sufficient to cover any loss, Duquesne Light would seek regulatory recovery of any additional loss. While the Pennsylvania Electricity Generation Customer Choice and Competition Act provides generally for POLR supply costs to be borne by customers, prior litigation suggests that the PUC may not permit Duquesne Light to pass any costs in excess of the existing PUC-approved POLR prices on to its customers.

Duquesne Light retains the risk that customers will not pay for the POLR generation supply. However, a component of Duquesne Light’s delivery rate is designed to cover the cost of a normal level of uncollectible accounts.

POLR III. In December 2003, Duquesne Light submitted POLR III (its rate plan and related generation supply plan intended to cover the period beginning in 2005) to the PUC for approval. On April 16, 2004, Duquesne Light filed briefs with the PUC that could result in the resolution of all issues between it and advocates representing residential, small commercial and a group of major commercial and industrial customers. These filings by Duquesne Light, the Office of the Consumer Advocate, the Office of Small Business Advocate and the Duquesne Industrial Intervenors note that the groups have reached consensus on all issues and that Duquesne Light’s amended supply proposal is reasonable and in the public interest. On May 27, 2004, the administrative law judge recommended the PUC approve the POLR III plan. This recommendation will be evaluated as part of the overall PUC review process. Although Duquesne Light had asked for PUC approval by July 8, 2004, we now expect to receive a final PUC order by August 19, 2004.

The following paragraphs describe the major features of the POLR III proposal, as amended by the briefs.

For residential and small commercial customers, Duquesne Light proposed a six-year, fixed-price POLR service plan. Customers would receive electric service for the first three years, beginning in 2005, at fixed rates as originally proposed by Duquesne Light (approximately 12% above current rates). The second three years, beginning in 2008, would have rates bounded by both a floor (the rates for the first three years) and a ceiling (up to an additional 9%, as originally proposed). Despite the increases, these rates would still be below those charged prior to deregulation in 1996.

For our larger commercial and industrial customers, the supply options would be:

•	A fixed price service based upon the results of an annual competitive request-for-proposal process. Duquesne Light would receive an adder as compensation for costs and risks involved in providing energy to those customers. Different by rate class, the adder would, on average, equate to $2.20 per MWh based on POLR retention levels in 2003.

•	An hourly price service that passes through real-time spot market electricity prices within the PJM regional transmission organization (discussed below). Duquesne Light would receive an adder on this service similar to the one described above.

•	An electric generation service offered by a competitive supplier in Duquesne Light’s service area.

Duquesne Light would also receive an additional margin of approximately $0.50 per MWh from all large commercial and industrial customers as compensation for the costs of providing the multiple supply options. Duquesne Light would also agree, for the first three years of POLR III, not to seek an increase in distribution rates for all Duquesne Light customers except under very specific and limited circumstances. In addition, Duquesne Light would provide renewable and environmentally beneficial energy resources as part of its supply plan.

The following table provides selected financial and operating statistics for the first six months of 2004 for the customer groups described above.

	Residential & Small Commercial	Large Commercial & Industrial	Total
	(In Thousands)
Customers	586	1	587
MWh delivered	3,552	3,153	6,705
MWh supplied	2,606	1,940	4,546
POLR Retention	73%	62%	68%

	(Millions of Dollars)
POLR revenue	$138.3	$76.4	$214.7
POLR net income	$7.6	$2.5	$10.1

In October 2003, Duquesne Power, LP, a subsidiary of Duquesne Light, announced the signing of a definitive agreement to purchase WPS Resources Corporation’s Sunbury generation station for approximately $120 million, which includes inventories and other items. The Sunbury plant, which has a total rated coal-fired generation capacity of 402 megawatts, would be used as part of Duquesne Light’s POLR III service to residential and small commercial electric customers. On August 6, 2004, the FERC issued an order approving the purchase of the Sunbury plant and Duquesne Power’s ability to provide wholesale power at market-based generation rates. The FERC had previously approved Duquesne Power’s exempt wholesale generator status. Closing on the Sunbury transaction is conditioned on PUC approval of POLR III.

As of July 31, 2004, Duquesne Power had made deposits totaling $4.4 million. Total deposits will equal $5.5 million by October 2004. All deposits are non-refundable and will be applied to the final purchase price at closing.

In June 2004, Duquesne Power entered into an agreement to sell, subject to unit availability, up to 200 megawatts of energy on an around-the-clock basis, and approximately 320 megawatts of daily capacity credits, from the Sunbury station. This agreement would run, at varying rates, for the period from the transaction closing through December 31, 2004.

Current residential and small commercial POLR customer retention is approximately 72%. Based on current projections, Duquesne Light anticipates 2005 POLR electricity consumption by these customers will be just over 5 million MWh.

Duquesne Light anticipates that the Sunbury plant will generate approximately 35% of the energy requirements to meet the residential and small commercial customer POLR load. Duquesne Power would combine the output of the Sunbury station with a portfolio of wholesale power purchase contracts in order to provide Duquesne Light a full-requirements POLR III supply contract for its residential and small commercial customers. Duquesne Power has entered into power purchase contracts with a notional amount of approximately $520 million. The contracts are with six different suppliers, allowing for default and credit risk diversification, and will provide part of the POLR III supply through 2007. All of the suppliers have credit ratings that are investment grade (rated at least BBB by Standard & Poors), and approximately one-third of the supply will come from companies with a BBB+ rating or better. The contracts have been structured to begin no earlier than the January 1, 2005 starting date of POLR III. These contracts may require collateral to be posted by either party depending on changes in energy prices; the level of collateral will be defined within the contracts based upon the parties’ credit worthiness and performance. No such collateral has yet been required to be posted by any party.

Duquesne Light is committed to ensuring a reliable supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining the PJM regional transmission organization as part of POLR III. Duquesne Light expects to recover its incremental expenses incurred due to joining PJM through its rates.

To supplement the capacity value of the Sunbury Station, Duquesne Power also has contracted for PJM capacity credits with a notional amount of approximately $30 million to meet the projected 1,300 megawatt capacity obligation for the residential and small commercial POLR customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, the variable interest rate debt for Holdings and for Duquesne Light is approximately $320.1 million. This is 30.3% of Holdings’ long-term debt, and 33.5% of Duquesne Light’s long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term and long-term debt. A 10% increase in interest rates would have affected both Holdings’ and Duquesne Light’s variable rate debt obligations by increasing interest expense by approximately $0.3 million for the six months ended June 30, 2004 and 2003. A 10% reduction in interest rates would have increased the market value of fixed-rate debt by approximately $42.1 million for Holdings and $30.8 million for Duquesne Light as of June 30, 2004. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

See our Provider of Last Resort discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of market risk associated with our POLR obligation.

Item 4.	Controls and Procedures.

Management of both Holdings and Duquesne Light, with the participation of each entity’s Chief Executive Officer and the Chief Financial Officer, has evaluated their respective disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, including the restatement for certain misclassifications that existed on the condensed consolidated balance sheets and condensed consolidated statements of cash flows as set forth in Note 13, each entity’s Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in Holdings’ and Duquesne Light’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There has been no change in Holdings’ or Duquesne Light’s internal control over financial reporting that occurred during the first six months of 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

On May 27, 2004, we held our Annual Meeting of Stockholders. We solicited proxies pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees for directors as listed in the proxy statement dated March 30, 2004, and all nominees were elected. Three proposals were submitted for stockholder vote.

Proposal 1 was the election of three directors to serve until the 2007 Annual Meeting. The vote on this proposal was as follows:

	For	Withhold
Doreen E. Boyce
Common Stock	63,579,656	1,909,666
Preferred Stock	178,619	0
Charles C. Cohen
Common	52,842,498	1,909,666
Preferred Stock	178,619	0
Morgan K. O’Brien
Common	64,393,296	1,909,666
Preferred Stock	178,619	0

The following directors’ terms continue after the Annual Meeting: until 2005 – Sigo Falk, David M. Kelly and John D. Turner; and until 2006 – Robert P. Bozzone, Joseph C. Guyaux and Steven S. Rogers.

Proposal 2 was the approval of amendments to the 2002 Long-Term Incentive Plan. The vote on this proposal was as follows:

	For	Against	Abstain
Common	40,230,214	7,449,443	1,439,977
Preferred Stock	175,601	3,018	0

Proposal 3 was the ratification of the Board’s appointment of Deloitte & Touche LLP as independent auditors to audit our books for year ending December 31, 2004. The vote on this proposal was as follows:

	For	Against	Abstain
Common	58,163,293	3,362,627	655,587
Preferred Stock	178,619	0	0

Item 5.	Other Information.

The Sarbanes-Oxley Act of 2002 requires disclosure of any non-audit services performed by a company’s auditor. Our independent public accountants provide non-audit services, as pre-approved by our Audit Committee.

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits

12.1	Holdings Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements (previously filed).

12.2	Duquesne Light Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements (previously filed).

12.3	Duquesne Light Ratio of Earnings to Fixed Charges (previously filed).

31.1	Section 302 Certification of Holdings’ CEO.

31.2	Section 302 Certification of Holdings’ CFO.

31.3	Section 302 Certification of Duquesne Light’s CEO.

31.4	Section 302 Certification of Duquesne Light’s CFO.

32.1	Section 906 Certification of Holdings’ CEO.

32.2	Section 906 Certification of Holdings’ CFO.

32.3	Section 906 Certification of Duquesne Light’s CEO.

32.4	Section 906 Certification of Duquesne Light’s CFO.

b.	Holdings filed a report on Form 8-K on May 19, 2004, to provide additional information regarding auditors’ fees reported in the 2004 Proxy Statement.

Duquesne Light filed reports on Form 8-K on April 13 and May 11, 2004, to report the entry into underwriting agreements.

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