Form 10-K
period 2005-12-31
DUQUESNE LIGHT HOLDINGS INC; DUQUESNE LIGHT CO
filed 2006-03-07
CIK 846930, 30573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to

Commission File Number	Registrant; State of Incorporation;
No.	Address; Telephone Number	IRS Employer Identification
1-10290	Duquesne Light Holdings, Inc.	25-1598483
(A Pennsylvania Corporation)
411 Seventh Avenue
Pittsburgh, Pennsylvania 15219
412-393-6000

1-956	Duquesne Light Company	25-0451600
(A Pennsylvania Corporation)
411 Seventh Avenue
Pittsburgh, Pennsylvania 15219
412-393-6000
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered
Duquesne Light Holdings, Inc.	Common Stock (no par value)	New York Stock Exchange
Philadelphia Stock Exchange
Chicago Stock Exchange

Duquesne Light Company	Preferred Stock ($50 per share liquidation value)	New York Stock Exchange
3.75% Series
4.00% Series
4.10% Series
4.15% Series
4.20% Series
$2.10 Series
6.50% Series

	6.7% Public Income Notes, due 2032	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Duquesne Light Company	Preference Stock, Plan Series A
Indicate by check mark if either registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Duquesne Light Holdings, Inc. Yes ☑ No ☐
Duquesne Light Company Yes ☐ No ☑
Indicate by check mark if either registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Duquesne Light Holdings, Inc. Yes ☐ No ☑
Duquesne Light Company Yes ☐ No ☑
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Duquesne Light Holdings, Inc. Yes ☑ No ☐
Duquesne Light Company Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Duquesne Light Holdings, Inc. ☑
Duquesne Light Company ☑
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Duquesne Light Holdings, Inc. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Duquesne Light Company Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Act).
Duquesne Light Holdings, Inc. Yes ☐ No ☑
Duquesne Light Company            Yes ☐ No ☑
The aggregate market value of Duquesne Light Holdings, Inc. voting common stock held by non-affiliates as of June 30, 2005 (the last business day of its most recently completed second fiscal quarter) was $1,435,007,239 based on the New York Stock Exchange closing price of $18.68 per share on that date.
No common stock of Duquesne Light Company was held by non-affiliates as of the last business day of its most recently completed second fiscal quarter.
As of January 31, 2006, there were 78,162,741 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.
As of January 31, 2006, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.
Documents incorporated by reference: Specified portions of the Duquesne Light Holdings, Inc. Proxy Statement relating to the 2006 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of such registrant’s fiscal year, are incorporated by reference into Part III.

GLOSSARY OF TERMS
COMPETITIVE TRANSITION CHARGE (CTC) – During the electric utility restructuring from the traditional Pennsylvania regulatory framework to customer choice, electric utilities have the opportunity to recover transition costs from customers through this usage-based charge. As of December 31, 2005, Duquesne Light has fully collected the CTC.
CUSTOMER CHOICE – The Pennsylvania Electricity Generation Customer Choice and Competition Act gives consumers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.
DISTRIBUTION – Distribution is the flow of electricity from our substations to the ultimate customer (businesses and homes).
ENERGY COMMODITY CONTRACTS – Contracts for the purchase or sale of electric energy and capacity credits.
FEDERAL ENERGY REGULATORY COMMISSION (FERC) – The FERC is an independent five-member commission within the United States Department of Energy. Among its many responsibilities, the FERC sets rates and charges for the wholesale transportation and sale of electricity.
PENNSYLVANIA PUBLIC UTILITY COMMISSION (PUC) – The governmental body that regulates all utilities (electric, gas, telephone, water, etc.) that do business in Pennsylvania.
PROVIDER OF LAST RESORT (POLR) – Under Customer Choice, the local distribution utility is required to provide electricity for customers who do not choose an alternative generation supplier, or whose supplier fails to deliver. (See Item 1, “Business,” for a description of our historical and current POLR arrangements.)
REGIONAL TRANSMISSION ORGANIZATION (RTO) – Organization formed by transmission-owning utilities to put transmission facilities within a region under common control. On January 1, 2005, Duquesne Light joined PJM Interconnection, an RTO, which coordinates the movement of electricity in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.
REGULATORY ASSETS – Ratemaking practices grant regulated utilities exclusive geographic franchises in exchange for the obligation to serve all customers. Under this system, certain prudently incurred costs are approved by the regulators for deferral and future recovery. These deferred costs are capitalized as regulatory assets by the regulated utility.
SEAMS ELIMINATION CHARGE ADJUSTMENT (SECA) – A transitional pricing mechanism put in place by the FERC through March 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of the regional through and out rates (RTOR). SECA charges must be paid by load-serving entities, including Duquesne Light and Duquesne Light Energy on a current basis. The PUC granted a request by Duquesne Light to pass SECA charges through to its POLR customers, effective for service beginning August 26, 2005.
TRANSITION COSTS – Transition costs are the net present value of a utility’s known or measurable costs related to electric generation that are recoverable through the CTC.
TRANSMISSION– Transmission is the flow of electricity from generating stations over high voltage lines to substations. The electricity then flows from the substations into our distribution network.

PART I
Item 1. Business.
CORPORATE STRUCTURE
     Part I of this Annual Report on Form 10-K should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, and with the audited consolidated financial statements, set forth in Part II, Item 8.
     This combined Annual Report on Form 10-K presents information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light). Information on Holdings and its subsidiaries (not including Duquesne Light and its subsidiaries) shall not be deemed to be included as part of Duquesne Light’s Annual Report on Form 10-K. Specifically, information on the Energy Solutions, Financial and Communications business segments, the “all other” category, and discontinued operations is not so included.
     References in this report to “we,” “us” and “our” are to Holdings and its subsidiaries, collectively. References to “Notes” are to the notes to the consolidated financial statements set forth in Item 8.
     Holdings is an energy services holding company formed in 1989 to serve as the holding company for Duquesne Light and to engage in unregulated energy and related businesses.
Continuing Operations
     Duquesne Light was formed in 1912 by the consolidation and merger of three constituent companies. Duquesne Light is an electric utility engaged in the supply (through its provider-of-last-resort service (POLR)), transmission and distribution of electric energy.
     Under Pennsylvania ratemaking practice, electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers. Through the rate-making process, these prudently incurred costs were recovered, along with a return on the investment, from customers. Additionally, certain operating costs were approved for deferral for future recovery from customers. As a result of this process, utilities had assets recorded on their balance sheets at above-market costs, creating transition costs. With the 1996 passage of the Pennsylvania Electricity Generation Customer Choice and Competition Act, electric generation was deregulated, allowing customers to purchase electricity at market prices from a variety of electric generation suppliers. Under the Competition Act, utilities are permitted to recover transition costs by collecting the competitive transition charge (CTC). Transmission and delivery of electricity remain regulated in substantially the same manner as under historical regulation.
     In early 2000, Duquesne Light completed the divestiture of its generation assets, and applied the net sale proceeds to reduce transition costs, thus accelerating its CTC collection period for most customers. In conjunction with the sale of its generation assets, Duquesne Light entered into POLR I, a full requirements arrangement with an unrelated vendor, which provided Duquesne Light the necessary electricity to satisfy its provider of last resort obligation during the CTC collection period. Although the CTC collection period ended during the third quarter of 2005, POLR I remains in place for a few industrial customers under special contracts. In January 2002, Duquesne Light began operating under POLR II, which extended the full requirements arrangement to service customers from whom the CTC had already been fully collected. Unlike POLR I, which was income neutral, the POLR II arrangement permitted Duquesne Light to collect a margin on the energy supplied. POLR II expired on December 31, 2004.
     POLR III is Duquesne Light’s rate plan and related generation supply plan for the period beginning January 1, 2005. Currently, most customers who do not choose an alternative generation supplier are served through POLR III. Under POLR III, residential and small commercial customers receive electric supply through December 31, 2007 at fixed rates approximately 11.5% above POLR II generation rates. For our large commercial and industrial customers, the current POLR III supply options are either a fixed price service based upon the results of a competitive request-for-proposal process (available through May 31, 2006), or an hourly price service that passes through real-time spot market electricity prices. Duquesne Light receives an adder as compensation for costs and risks involved in providing energy to these customers. In January 2006, Duquesne Light requested and received approval from the PUC to extend the fixed-price service offering for an additional year. This offering will be subject to the results of another competitive wholesale request-for-proposal to be conducted. Concurrent with the beginning of POLR III, Duquesne Light joined PJM Interconnection (PJM), as part of its commitment to ensuring reliability to its customers.
     Duquesne Power, LLC (formerly Duquesne Power, L.P.), an unregulated subsidiary, maintains a portfolio of energy commodity contracts to provide full-requirements energy supply contracts for both (i) Duquesne Light’s residential and small commercial POLR customers and (ii) Duquesne Light Energy, LLC’s large commercial and industrial customers. These energy commodity contracts are with unrelated parties and include payment guarantees from Holdings. Duquesne Power was a subsidiary of Duquesne Light until December 31, 2005, at which time ownership was transferred to another Holdings subsidiary. In 2003, Duquesne Power announced its agreement to purchase the Sunbury generation station to serve Duquesne Light’s residential and small commercial customers as part of POLR III. However, in September 2004, the planned acquisition was canceled.
     Duquesne Light Energy, LLC (DLE) is an unregulated, competitive, retail electric generation supplier that offers customized solutions tailored to meet its customers’ specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory. DLE began operations in November 2004.
     Duquesne Energy Solutions, LLC (DES) is an energy facilities management company that provides energy outsourcing solutions including operation and maintenance of synthetic fuel and energy facilities. During 2005, DES sold its investments in three of six on-site energy facility management projects.
     DQE Financial Corp. owns, operates and maintains landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.
     DQE Communications, LLC owns, operates and maintains a high-speed, fiber optic based metropolitan network, and leases dark fiber from the network to commercial, industrial and academic customers.
     DQE Capital Corporation provides financing to Holdings for use with its affiliates.
Proposed Acquisition
     On November 14, 2005, Holdings entered into a Purchase and Sale Agreement to acquire Atlantic City Electric Company’s (ACE) combined 108 megawatt ownership interests in the Keystone and Conemaugh coal-fired power plants. The aggregate purchase price is approximately $176 million, subject to adjustments based on, among other things, the transaction’s ultimate closing date. Currently, the closing is anticipated to occur in mid-2006, subject to approvals from the New Jersey Bureau of Public Utilities, the Pennsylvania Public Utility Commission (PUC) and other regulatory entities. Both Keystone and Conemaugh are jointly owned by ACE and a consortium of other companies. Holdings will be acquiring ACE’s undivided 2.47% interest, or 42 megawatts, in Keystone and undivided 3.83% interest, or 66 megawatts, in Conemaugh, plus related inventories, equipment and other property.
Service Areas and Customer Concentrations
     Duquesne Light’s electric utility operations provide service to approximately 587,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.
     Our other business lines have operations and investments in several states and Canada. Our Canadian operations recognized revenue of $9.4 million, $11.9 million and $8.7 million in 2005, 2004 and 2003. Associated long-lived assets, excluding financial instruments, were zero, $4.2 million and $4.8 million as of December 31, 2005, 2004 and 2003. DES relies on a single customer, that owns several synthetic fuel facilities, for substantially all of its revenues and earnings.
Regulation
     Holdings and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light’s electricity delivery business is also subject to regulation by the PUC and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.
Business Segments
     This information is set forth in Item 7 under “Results of Operations” and in Note 20 to the consolidated financial statements.
FORWARD-LOOKING STATEMENTS
     We use forward-looking statements in this report. Statements that are not historical facts are forward-looking statements, and are based on beliefs and assumptions of our management, and on information currently available to management. Forward-looking statements include statements preceded by, followed by or using such words as “believe,” “expect,” “anticipate,” “plan,” “estimate” or similar expressions. Such statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events. Actual results may materially differ from those implied by forward-looking statements due to known and unknown risks and uncertainties, some of which are discussed in Item 7.
EMPLOYEES
     As of December 31, 2005, Holdings and its subsidiaries had approximately 1,600 employees. Duquesne Light is party to a labor contract with the International Brotherhood of Electrical Workers (IBEW), which represents 71% of Duquesne Light’s approximately 1,400 employees. Duquesne Light and the IBEW are parties to a collective bargaining agreement which was renegotiated in 2005 and expires in September 2010.
ENVIRONMENTAL MATTERS
Legacy Liabilities
     In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. As of December 31, 2005, we expect the costs of compliance to be approximately $4 million with respect to sites we will continue to own. These costs were recovered in the CTC.
     Duquesne Light also owns the closed Warwick Mine, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Duquesne Light has been selling unused portions of the property and plans to continue to do so. As of December 31, 2005, Duquesne Light’s current estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain health care liabilities, is approximately $26 million.
     These amounts are combined and included in legacy liabilities on both Holdings and Duquesne Light’s consolidated balance sheets. Our operations are subject to environmental laws and regulation by federal, state and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental and energy laws and regulations, we cannot determine the impact such laws may have on our existing and future facilities.
Discontinued Operations
     AquaSource Inc.’s (formerly our water resource management subsidiary) former water and water-related operations were, and remain, subject to the Federal Safe Drinking Water Act, which provides for uniform minimum national water quality standards, as well as governmental authority to specify treatment processes to be used for drinking water. AquaSource’s former operations also were, and remain, subject to the Federal Clean Water Act, which regulates the discharge of pollutants into waterways. AquaSource is aware of various compliance issues at its former water and wastewater facilities attributable to the period of time during which it owned these facilities. AquaSource has agreed to indemnify the purchasers of these facilities for certain pre-closing environmental liabilities.
     Prior to divesting its former operations, AquaSource entered into various consent agreements regarding certain environmental compliance matters. In connection with divesting its former operations, AquaSource assigned these consent agreements to the relevant purchasers. AquaSource has agreed to indemnify the purchasers of its former operations for certain pre-closing environmental liabilities.
     As part of the transaction, we retained certain obligations related to the business that was sold to Aqua America, Inc., including responsibility for certain existing litigation matters as well as a 10-year indemnity for certain pre-closing environmental claims. We purchased an environmental liability policy to mitigate this indemnity.
     We do not believe that any of AquaSource’s indemnity obligations described above will have a material effect on Holdings’ financial position, results of operations or cash flows.
OTHER
Recent Accounting Pronouncements
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment (revised December 2004),” using the modified prospective application method. The use of this method will result in the recognition of compensation cost for all equity awards we grant after the time of adoption and the recognition of the unvested portion of previously granted equity awards that remain outstanding at the time of adoption as the requisite service is rendered. The compensation cost will be based on the grant-date fair value of the equity award. The initial adoption of SFAS No. 123R was not material to our financial statements.
     We have applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS No. 123 “Accounting for Stock-Based Compensation” through December 31, 2005.
Proposed Accounting Standards
     In July 2005, the Financial Accounting Standards Board (FASB) issued proposed FASB Staff Position No. 13-a “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP No. 13-a). The proposed changes included in FSP No. 13-a are not yet in effect, but are expected to be issued in 2006, and to be effective for the first annual period beginning after December 15, 2006. As the December 2003 settlement with the Internal Revenue Service (IRS) regarding DQE Financial’s structured lease and other similar investments modified our tax benefits under these leases, this proposed staff position, if issued in its current form, would apply to us and would require recognition of the modified tax benefits from the inception of the leases. As a result, upon adoption of this standard, we would record an after-tax, cumulative effect charge of approximately $85 million. We previously disclosed that the earnings volatility of the lease investments was removed as a result of the settlement with the IRS, and the revised earnings of $3 million to $4 million annually would be realized over the remaining lives of these leases. After adopting this staff position, the amount of the cumulative effect charge initially recorded would be recognized as additional lease earnings over the remaining lives of these leases, which range from 23 to 31 years (with early buy-out periods ranging from 7 to 18 years). Our current and future cash flows would be unaffected by the adoption of this proposed FASB Staff Position.
     In July 2005, the FASB issued an exposure draft of a proposed interpretation of FASB Statement No. 109 “Accounting for Uncertain Tax Positions.” The proposed changes are not yet in effect, but are expected to be issued in the first quarter of 2006, and to be effective for the first annual period beginning after December 31, 2006. We currently have certain tax disputes and are under audit by both the Commonwealth of Pennsylvania and the IRS, as outlined in Note 10 to the consolidated financial statements. This proposed interpretation, if issued in its current form, would apply to both Holdings and Duquesne Light and would require recognition of a cumulative effect upon adoption. We are currently evaluating the overall impact of this proposed interpretation on both Holdings’ and Duquesne Light’s financial statements.
Pending Litigation
     See Item 3, “Legal Proceedings,” for a discussion of pending litigation.
Available Information
     Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports for both Holdings and Duquesne Light are available free of charge through our website (www.duquesnelightholdings.com) when they become available on the SEC website.
EXECUTIVE OFFICERS OF THE REGISTRANTS
     Set forth below are the names, ages as of December 31, 2005, and positions during the past five years of the executive officers for Holdings and for Duquesne Light.
     Ms. Hogel and Messrs. O’Brien, Belechak, Kaplan, Fields and Schott are executive officers of both Holdings and Duquesne Light. Messrs. Schmitt and Wilson are executive officers only of Holdings.
     Morgan K. O’Brien, age 45. At Holdings: President and Chief Executive Officer since September 2001. Chief Operating Officer from August 2000 to September 2001. Executive Vice President - Corporate Development from January 2000 to August 2000.
     At Duquesne Light: Director since June 1999. President and Chief Executive Officer since August 2003.
     Joseph G. Belechak, age 46. At Holdings: Senior Vice President and Chief Operations Officer since August 2003. Senior Vice President — Operations and Customer Service from December 2002 to August 2003.
     At Duquesne Light: Director since April 2003. Senior Vice President and Chief Operations Officer since August 2003. Senior Vice President — Operations and Customer Service from October 2001 to August 2003. Vice President, Asset Management & Operations from August 2000 to October 2001.
     Maureen L. Hogel, age 45. At Holdings: Senior Vice President and Chief Legal & Administrative Officer since August 2003. Senior Vice President and Chief Administrative Officer from December 2002 to August 2003.
     At Duquesne Light: Director since April 2003. Senior Vice President and Chief Legal & Administrative Officer since August 2003. Senior Vice President and Chief Administrative Officer from December 2002 to August 2003. Senior Vice President — Human Resources and Administration from October 2001 through November 2002. Vice President — Development, Legal and Administrative Affairs from January 2001 through October 2001.
     Mark E. Kaplan, Age 44. At Holdings: Senior Vice President and Chief Financial Officer since September 2005.
     At Duquesne Light: Director, Senior Vice President and Chief Financial Officer since October 2005.
     Previously: Managing Director of CLJ Consulting Group LLC (a management consulting firm) from 2004 until September 2005. From 1995 until 2004, served in various capacities with Weirton Steel Corporation, including as President and Chief Financial Officer, Senior Vice President — Finance and Administration, and Vice President and Controller. Also a director of WesMark Funds, an open-end, management investment company.
     William F. Fields, Age 55. At Holdings: Vice President and Treasurer since December 2002. At DQE Financial: Treasurer since December 2002. President from June 2001 to August 2004.
     At Duquesne Light: Vice President and Treasurer since December 2002.
     John R. Schmitt, Age 42. At Holdings: Vice President since April 2005. At DQE Financial: Vice President since August 2000. Also serves as Vice President of DQE Systems and Duquesne Energy Solutions.

     Stevan R. Schott, age 42. At Holdings: Vice President — Finance since September 2005. Senior Vice President and Chief Financial Officer from August 2003 to September 2005. Vice President and Controller from October 2001 to August 2003.
     At Duquesne Light: Director from April 2003 to October 2005. Vice President — Finance since October 2005. Senior Vice President and Chief Financial Officer from August 2003 to October 2005. Vice President and Controller from October 2001 to August 2003. Vice President — Finance and Customer Service from August 2000 to October 2001.
     James E. Wilson, age 40. At Holdings: Vice President — Corporate Development since September 2005. Senior Vice President and Chief Strategic Officer from August 2003 to September 2005. Vice President — Corporate Development and Rates from December 2002 to August 2003. Vice President - Corporate Development from October 2001 to December 2002. Vice President and Controller from March 2000 to October 2001.
     At Duquesne Light: Director from April 2003 to June 2004. Senior Vice President and Chief Strategic Officer from August 2003 to June 2004. Vice President — Corporate Development and Rates from December 2002 to July 2003. Vice President — Corporate Development from October 2001 to November 2002. Vice President and Chief Accounting Officer from August 2000 to October 2001.
Item 1A. Risk Factors.
     We are subject to substantial governmental regulation. If we receive unfavorable regulatory treatment, our business could be negatively affected.
     Our transmission and distribution businesses are subject to regulation by various federal, state and local regulatory agencies that significantly affects our operations. The PUC regulates, among other things, the rates we can charge retail customers for the delivery of electricity. In addition, the FERC regulates, among other things, the rates that we can charge for electricity transmission. We cannot change transmission or delivery rates without approval by the applicable regulatory authority. While the approved transmission and delivery rates are intended to permit us to recover costs of service and earn a reasonable rate of return, there is no guarantee that the rates authorized by regulators will match our actual costs or provide a particular return on capital at any given time. Additionally, we initiated a $500 million to $550 million capital expenditure program for the years 2005 through 2007. While we will attempt to recover a portion of our capital expenditures by passing these costs along to our customers, there is a risk that governmental regulation of the rates we may charge to customers will prevent, hinder or delay our recovery of these capital expenditures.
     The FERC also regulates the rates that other utilities charge to us for wholesale sales of electricity and can change the rates that other utilities charge for wholesale electricity sales. Since electric generation is now deregulated, we may not be able to recover increased costs associated with higher rates charged to us by electric generation suppliers.
     We also are required to have numerous permits, approvals and certificates from governmental agencies that regulate our business. We are unable to predict the impact of future regulatory activities of any of these agencies on our business.
     The Energy Policy Act of 2005 (the Energy Act) went into effect on August 8, 2005. The Energy Act, among other things, repeals the Public Utility Holding Company Act of 1935 effective February 2006, amends certain provisions of the Federal Power Act and the Public Utility Regulatory Policies Act of 1978, and expands the FERC’s authority to review mergers and acquisitions.
     Changes in, or reinterpretations of, existing laws or regulations, or the imposition of new laws or regulations, may require us to change the way we conduct our operations or may result in substantial costs to us.
     Shifting federal and state regulatory policies impose risks on our operations.
     Our operations are subject to regulatory policies that are evolving as a result of various initiatives, including initiatives regarding the deregulation of the production and sale of electricity and changes in transmission regulation. Any new requirements arising from these actions could lead to increased operating expenses and capital expenditures, the amount of which cannot be predicted at this time.
     Delays, discontinuations or reversals of electricity market restructurings in the markets in which we operate, or may operate in the future, could have a material adverse effect on our results of operations and financial condition. For instance, at this time the PUC has delayed the enactment of final rules that will apply to the default generation service to be provided by Duquesne Light after the expiration of its POLR III arrangements, which currently expire December 31, 2007. At a minimum, these types of actions raise uncertainty concerning the continued development of competitive power markets.

     Our financial obligations under the Seams Elimination Charge Adjustment remain uncertain.
     In addition to the regulatory risks described above, as a result of the FERC’s regulatory efforts to implement a new long-term rate design for public utilities in the Midwest and Mid-Atlantic regions, and specifically due to the FERC’s elimination of the regional through and out rates (RTOR) for certain transmission services between the Midwest Independent System Operator (MISO) and PJM, our transmission and distribution businesses may not fully recover their transmission costs and may have costs shifted to them from other transmission owners. A transitional pricing mechanism called the seams elimination charge adjustment (SECA) was put in place through March 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of RTOR. The allocation of SECA charges has not yet been resolved. Each PJM pricing zone, including the Duquesne Light zone, has been allocated a portion of the SECA based on transmission services provided to that zone in 2002 and 2003. In February 2005, the FERC issued an order accepting certain compliance filings that implemented the SECA for other (i.e., non-Duquesne Light) PJM pricing zones, subject to refund and surcharge, as appropriate, and set the case in its entirety for a formal hearing. Also in February 2005, MISO filed with the FERC proposed allocations of the SECAs to be collected from other transmission owners in PJM (including Duquesne Light).
     Total SECA charges for the Duquesne Light zone are currently expected to be approximately $39 million. In June 2005, the FERC accepted revised compliance filings implementing SECA charges among load-serving entities within the Duquesne Light zone. Under that filing, Duquesne Light was allocated approximately $11 million of the SECA charges. The other load-serving entities in the Duquesne Light zone were allocated the remainder of such charges. DLE’s allocation of SECA charges will depend on the amount of load it serves; based on the December 31, 2005 load, DLE’s allocation is expected to be approximately $1.8 million.
     The FERC is treating SECAs in the Duquesne Light zone in the same manner it has treated the earlier SECA filings, and has consolidated Duquesne Light’s filing with the on-going hearing for the other zones. While we anticipate that the case may take over a year to reach a final decision, we cannot predict when it might be fully resolved.
     The SECA charges must be paid by load-serving entities within the Duquesne Light zone on a current basis. In June 2005, Duquesne Light filed a request with the PUC for permission to pass SECA charges through to its POLR customers. This request was granted, subject to disposition of any complaints filed against the request, by the PUC in August 2005. Duquesne Light put these charges into effect for service beginning August 26, 2005. However, if the FERC ultimately adopts a SECA level and allocation method that differs from the proposed charges initially accepted by the FERC for billing purposes, refunds or surcharges will be used to compensate or charge the appropriate entity for the difference between the amounts initially accepted by the FERC and the amounts ultimately determined to be just and reasonable by the FERC. The final amount of our SECA obligations therefore remains uncertain.
     We may be required to make additional state tax payments for adjustments proposed by the Pennsylvania Department of Revenue.
     Our state income tax returns are subject to review by the relevant state taxing jurisdictions, the Commonwealth of Pennsylvania being the most significant. The Pennsylvania Department of Revenue (the “Department”) has issued assessments of additional tax for 1999 through 2002 primarily to include income of an out-of-state subsidiary as Pennsylvania taxable income. If, as expected, the Department asserts the same positions for 2003 through 2005, our total exposure for all years, without interest or penalty, could approximate $78 million (net of associated federal benefit). We do not agree with the Department on this matter, and have filed an appeal for the 1999 tax year with the Pennsylvania Commonwealth Court. The assessments for the 2000, 2001 and 2002 tax years have been appealed to various administrative levels within the Commonwealth of Pennsylvania. Ultimately, we expect all years involved to be appealed to and decided at the Pennsylvania Commonwealth Court.
     It is not possible to predict if, when or to what extent any state income tax adjustments ultimately proposed for the period 1999 through 2005 will be sustained. The ultimate resolution of these state tax issues, depending on the extent and timing thereof, could have a material adverse effect on cash flows for the period in which they are paid.
     We are subject to risks associated with our POLR III obligations.
     Duquesne Light’s residential and small commercial customers may choose to receive their electric energy from an alternative generation supplier. If such customers do not choose an alternative generation supplier, they will be served through Duquesne Light’s POLR, or provider of last resort, arrangements. Residential and small commercial customers who select an alternative generation supplier pay for generation charges set by that supplier, and pay Duquesne Light both transmission and distribution charges. In connection with these POLR III transactions, Duquesne Light retains the risk that such customers will not pay for the POLR generation supply. Duquesne Light procures the energy and capacity needed to serve these residential and small commercial customers under a full-requirements contract with Duquesne Power. Failure or delay by Duquesne Power to provide the energy and capacity anticipated in the contract could require Duquesne Light to incur additional expenses to meet the needs of its POLR III customers.
     We are subject to risks associated with procuring energy and capacity for Duquesne Light’s small customers and DLE’s customers.
     In addition to supplying the energy and capacity needs of Duquesne Light’s small customers, Duquesne Power also has a full-requirements contract with its affiliate DLE to provide all of its large commercial and industrial customers’ energy and capacity needs. During 2004 and 2005, Duquesne Power entered into wholesale power purchase contracts that have been structured primarily to begin and end during the POLR III time period. The net result of these transactions is that, as of December 31, 2005, Duquesne Power has secured a substantial portion of the combined expected load obligation for its full-requirements contracts with Duquesne Light and DLE through 2007.
     Actual load may differ from expected load due to weather, customer switching, economic and other factors. If Duquesne Power did not have sufficient supplies, Duquesne Power would be required to procure the requirements in the energy markets. If market prices were higher than the rates to be paid by Duquesne Light and DLE to Duquesne Power under the full-requirements contracts, Duquesne Power could potentially be acquiring the energy or capacity at a loss, and any such losses could have a material adverse effect on our consolidated results of operations and financial condition. Likewise, if Duquesne Power has contracted for supplies in excess of its needs, Duquesne Power could potentially be selling energy or capacity at a loss, and any such losses could have a material adverse effect on our consolidated results of operations and financial condition. Duquesne Power’s energy commodity contracts contain provisions designed to mitigate potential losses by requiring that Duquesne Power post collateral depending on changes in energy or capacity prices. Because Holdings guarantees these contracts, any such collateral postings would reduce cash and/or the availability under Holdings’ credit facility.
     The pending acquisition of ownership interests in the Keystone and Conemaugh generation stations will subject us to risks that we do not currently face.
     The acquisition and ownership of an interest in a generation station involves numerous risks, including:
•	the plants’ ability to operate at expected capacity factors;

•	unforeseen operating problems and capital and other expenditures, including unforeseen environmental compliance costs;

•	equipment failures;

•	the ability to comply with applicable regulations;

•	unanticipated cost increases;

•	labor force matters;

•	weather-related incidents;

•	the impact of changes in environmental laws and regulations; and

•	the ability to finance the acquisition.
     Any of these factors could give rise to lost revenues and/or increased expenses and/or capital expenditures. In addition, the performance of an investment in the Keystone and Conemaugh generation stations will depend on:
•	cost and availability of fuel; and

•	changes in market prices of power.
     Events or circumstances that adversely affect our financial position could result in defaults under our credit agreements.
     Holdings and Duquesne Light are subject to financial covenants contained in their respective credit agreements. For instance, our credit agreement requires us to maintain at all times a ratio of consolidated debt to consolidated capital of not more than 0.65 to 1.0 and an interest coverage ratio, with respect to each twelve-month period ending on the last day of each fiscal quarter, of at least 2.0 to 1.0. Duquesne Light’s credit agreement requires Duquesne Light to maintain at all times a ratio of indebtedness to total capitalization of not more than 0.65 to 1.0. As of December 31, 2005 we were in compliance with those covenants. However, any events or circumstances (including any charges to earnings) which have an effect, directly or indirectly, of reducing our common equity, increasing our indebtedness or reducing interest coverage, in relative terms, could result in non-compliance with these covenants. If we default under our credit agreements, our lenders could elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or terminate their commitments, if any, to make further extensions of credit. Both credit agreements include cross-default provisions that would be triggered if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $50 million.
     The cost of compliance with environmental laws is significant. The costs of compliance with new environmental laws and the incurrence of environmental liabilities could adversely affect our cash flow and profitability.
     The operations of our subsidiaries are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources, site remediation, and health and safety. These statutes, rules and regulations require us to commit significant resources and funds to, among other things, conduct site remediation and perform environmental monitoring. We also may be required to pay significant remediation costs with respect to third party sites in connection with previously divested assets. If we fail to comply with applicable environmental statutes, rules and regulations, even if caused by factors beyond our control, such failure could result in the assessment of civil or criminal penalties and liabilities and the need to expend significant sums to come into compliance. Alleged violations of environmental laws and regulations may require us to expend significant resources defending ourselves against these claims.
     New environmental statutes, rules and regulations, or amendments to or new interpretations of existing statutes, rules and regulations, could impose additional or more stringent limitations on our operations or require us to incur significant additional costs. Our current compliance strategy may not successfully address the relevant standards and interpretations of the future.
     Our operating results fluctuate on a seasonal basis and can be adversely affected by changes in weather.
     Our electric utility business is sensitive to variations in weather conditions and significant variations from normal weather patterns can have a material impact on our operating performance. Historically, demand for electricity is generally greater in the summer months associated with cooling compared to other times of the year. Accordingly, we have generated less revenues and income when weather conditions are cooler than usual in the summer.
     Severe weather, such as tornadoes, hurricanes, storms, ice and droughts, may cause outages and property damage which may require us to incur additional costs that may not be insured and that may not be recoverable from customers.
     Also, while Duquesne Light’s margin on residential and small commercial customers was previously a fixed dollar amount per megawatt-hour (MWh), beginning in 2005, the margin has an element of seasonality. Revenues per MWh, while fixed on an annual basis through 2007, are lowest in the first and fourth quarters reflecting the discount rate offered to electric heating customers in the November through April heating season. The revenues per MWh are then higher in the remaining months. Similarly, costs per MWh are expected to have a seasonal element, being higher in the first and third quarters reflecting the peak energy consumption in the heating and cooling seasons. As a result, margins on residential and small commercial customer energy supply are anticipated to be higher in the second and fourth quarters.
     We may be adversely affected by economic conditions.
     Periods of slowed economic activity generally result in decreased demand for power, particularly as industrial customers reduce production during such economic downturns, resulting in less consumption of electricity. Additionally, a general downturn in overall economic conditions may result in an increased number of bankruptcy filings by our customers, which would restrict our ability to collect revenue from these customers. As a consequence, recessions or other downturns in the economy may result in decreased revenues and cash flows for us.
     Our insurance coverage may not be sufficient to cover all casualty losses that we might incur.
     We currently have insurance coverage for our facilities and operations in amounts and with deductibles that we consider appropriate. However, there is no assurance that such insurance coverage will be available in the future on commercially reasonable terms. In addition, some risks, such as weather-related casualties, may not be insurable. In the case of loss or damage to property, plant or equipment, there is no assurance that the insurance proceeds, if any, received by us will be sufficient to cover the entire cost of replacement or repair.
     Our transmission facilities are interconnected with the facilities of other transmission facility owners whose actions may have a negative impact on our operations.
     Our transmission facilities are directly interconnected with the transmission facilities of contiguous utilities and as such are part of an interstate power transmission grid. The FERC has approved certain Regional Transmission Organizations (RTOs) that coordinate and have operational control of portions of the interstate transmission grid. PJM and the other regional transmission operators have established sophisticated systems that are designed to ensure the reliability of the operation of transmission facilities and prevent the operations of one utility from having an adverse impact on the operations of the other utilities. The systems put in place by PJM and the other RTOs may not, however, always be adequate to prevent problems at other utilities from causing service interruptions in our transmission facilities. If we were to suffer such a service interruption due to an unexpected or uncontrollable event occurring on the system of another utility, it could have a negative impact on our business. Additionally, any changes in PJM policies or market rules, including changes that may be under consideration by the FERC, could adversely affect our business, financial condition or results of operations.
     Physical limitations in the electricity transmission system may give rise to increases in electric transmission congestion charges.
     Energy pricing within PJM includes the costs or benefits of transmission congestion experienced at each location within the region. This is known as locational marginal pricing (LMP). LMP recognizes that the marginal price of electricity may be different at varying locations on the system and at different times. Differences in prices between two locations in the region at the same time reflect physical limitations in the transmission lines used to move power across the system. These physical limitations may give rise to increases in electric transmission congestion charges.
     We are dependent on our ability to cost-effectively access capital markets. Our inability to obtain capital on acceptable terms may adversely affect our business. A reduction in our credit ratings could increase our borrowing costs.
     We rely on access to both short-term debt markets and longer-term capital markets as a source of liquidity and to satisfy our capital requirements in excess of cash flow from our operations. Any inability to maintain our current credit ratings could affect, especially during times of uncertainty in the capital markets, our ability to raise capital on favorable terms that, in turn, could impact our ability to manage our business. Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, and Fitch Ratings periodically assign credit ratings on our debt and preferred securities. We raise capital primarily by issuing senior-unsecured debt (currently rated Baa3, BBB- and BBB-, respectively) and bank borrowings. Duquesne Light raises capital primarily by issuing first mortgage bonds (currently rated Baa1, BBB+ and BBB, respectively), preferred stock (currently rated Ba1, BB+ and BBB-, respectively), senior-unsecured debt (currently rated Baa2, BBB- and BBB-, respectively) and bank borrowings. Any downgrades in these ratings could have a negative impact on our liquidity, our access to capital markets, our costs of financing and could increase the amount of collateral required by energy-contract counterparties. Capital market disruptions could also adversely affect our ability to access one or more financial markets.
     Moody’s Investors Service has also stated that our rating could be impacted negatively if we diverge from our current strategy of repositioning our business around our core regulated utility and make investments in higher risk unregulated businesses that would increase overall business risk. Additionally, Moody’s Investors Service has noted that a rating downgrade could also occur if there is a sustained deterioration in our cash flows or an increase in leverage resulting in weaker credit metrics that would include the ratio of funds from operations to consolidated debt being in the low teens or below.
     A rating is not a recommendation to buy, sell or hold the notes, inasmuch as such rating does not comment as to market price or suitability for a particular investor. The ratings assigned to the notes address the likelihood of payment of principal and interest on the notes pursuant to their terms. A rating may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating that may be assigned to our securities.
     We may have difficulty retaining our aging utility workforce or finding skilled personnel to replace them.
     Workforce demographic issues are a national phenomenon that is of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average. Currently, nearly one-half of the utility workforce is age 45 or higher. As of December 31, 2005, the median age of utility workers at Duquesne Light was 51.37. Consequently, the utility industry generally faces, and we specifically face, the difficult challenge of finding ways to retain our aging skilled workforce while recruiting new talent in the hopes of decreasing losses in critical knowledge and skills due to retirements. Mitigating these risks may require additional financial commitments.
     Labor disputes may have a material adverse effect on our operations and profitability.
     As of December 31, 2005, we, together with our various subsidiaries, had approximately 1,600 employees. Of this total, approximately 1,400 were employed by Duquesne Light. We collectively bargain with a labor union that represents approximately 71% of these Duquesne Light employees. When the current collective bargaining agreement expires September 30,

2010, failure to reach an agreement could result in strikes or other labor protests that could disrupt our operations. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure you that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor union of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.
     Our revenues and results of operations are subject to other risks beyond our control, including, but not limited to, accidents, storms, natural catastrophes and terrorism.
     The lost revenues and cost of repairing damage to our facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events may exceed reserves and/or insurance coverage established for repairs necessitated by such events, which may adversely impact our results of operations and financial condition. We cannot assure you that our facilities will not face damage or disruptions from these or other events. In addition, in the current geopolitical climate, enhanced concern regarding the risks of terrorism throughout the economy may impact our operations in unpredictable ways. Insurance coverage may not cover risks of this nature adequately or at all.
     Changes in financial or regulatory accounting principles or policies could affect our future earnings or cash flows.
     See Item 1, “Proposed Accounting Standards,” for further discussion.
     We may experience a significant reduction in our earnings as a result of the December 31, 2007 expiration or the earlier phase-out of certain tax credits related to our synthetic fuel and landfill gas projects.
     In addition to operating five of the six synthetic fuel plants owned by an unrelated third party, we also hold a limited partnership interest in an entity that owns and operates plants that produce and sell synthetic fuel. These synthetic fuel projects are important contributors to our earnings. We also produce Section 29 tax credits from some of our landfill gas operations.
     Section 29 tax credits are set to expire on December 31, 2007. Once such tax credits expire we do not believe that there will be a market for the sale of the synthetic-fuel. We cannot guarantee that we will be able to bridge the 2008 earnings gap that will result from the loss of earnings from our synthetic-fuel and landfill-gas projects following the expiration of the tax credits.
     Section 29 tax credits are subject to a phase-out provision that could reduce or eliminate the tax credits if the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. The IRS publishes the phase-out range in April for the previous year. We estimate that for 2005 the tax credits would have begun to phase out when the annual average wellhead price of domestic crude oil exceeded $53 per barrel and would have completely phased out if that price exceeded approximately $66 per barrel. For 2005, the estimated average wellhead price was approximately $50 per barrel. The wellhead price per barrel of domestic crude oil in recent years has averaged approximately 90% of the New York Mercantile Exchange price per barrel of domestic crude oil. We cannot predict the phase-out range for future years.
     If domestic crude oil prices stay at a high level in 2006 and/or 2007, the estimated annual tax credits to be generated from DQE Financial’s landfill gas operations and its investment in a synthetic fuel partnership of approximately $18 million, as well as DES’ estimated annual after-tax earnings of approximately $20 million from its synthetic fuel facilities management contract, may be substantially reduced or eliminated. Based upon our evaluation, we have thus far determined not to enter into hedging arrangements to reduce this potential exposure.
     Natural gas prices are volatile, and a decline in natural gas prices would significantly affect our landfill gas business’ financial results and impede its growth.
     Our landfill gas-related revenue, profitability and cash flow depend upon the prices and demand for natural gas. The market for this commodity is very volatile and changes in prices can affect our financial results. Prices for natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:
•	weather conditions;

•	technological advances affecting energy consumption;

•	governmental regulations;

•	proximity and capacity of pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.
     Our significant indebtedness could adversely affect our business.
     At December 31, 2005, Holdings had total indebtedness of approximately $999 million (including approximately $638 million at Duquesne Light), which could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations related to any such indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	place us at a disadvantage compared to competitors that have less debt; and

•	limit our ability to borrow additional funds or refinance existing debt.
     Any of these consequences could have a material adverse effect on our ability to satisfy our indebtedness. The indenture under which Duquesne Light’s first mortgage bonds are issued permits Duquesne Light to issue additional first mortgage bonds from time to time if certain financial requirements are satisfied. The terms of our credit agreements also do not prohibit us or our subsidiaries from incurring additional indebtedness. As of December 31, 2005, approximately $180 million of unused commitments remain under Holdings’ credit agreements (including approximately $92 million at Duquesne Light), and our credit agreements would permit additional borrowings. If new debt is added to our and our subsidiaries’ current debt levels, the leverage-related risks described above could intensify.
     Our ability to pay dividends or service indebtedness is largely dependent upon the earnings of our subsidiaries and the distribution of such earnings to us.
     We are a holding company, and substantially all of the assets shown on our consolidated balance sheets are held by subsidiaries. Our operating cash flow and our ability to service our indebtedness depend on the operating cash flow of our subsidiaries and the payment of funds by them to us in the form of dividends or advances. Our indebtedness is not guaranteed by our subsidiaries and our subsidiaries are separate and distinct legal entities. We hold no assets and have no sources of revenue other than the ownership interests in our subsidiaries and the right to any dividends thereon and the right to receive payments on any existing or future loans made to our subsidiaries.
     Our subsidiaries are separate and distinct legal entities and have no obligation to make payments on their common stock, or to make any funds available for such payment. Our subsidiaries’ ability to make dividend payments or other distributions to us may be restricted by their obligations to holders of their outstanding debt, their other creditors and holders of their preferred and preference stock, and the availability of earnings and the needs of their businesses. For instance, no dividends or distributions may be made on Duquesne Light’s common stock if it has not paid dividends on its preferred or preference stock. Dividends on Duquesne Light stock may also be effectively limited by the terms of certain financing arrangements. Further, under Duquesne Light’s articles of incorporation, the aggregate amount of common stock dividend payments or distributions may not exceed certain percentages of net income, if the ratio of total common shareholder’s equity to total capitalization is less than specified percentages. No part of Duquesne Light’s retained earnings was restricted at December 31, 2005.
     In addition, as discussed above, Duquesne Light is regulated by the PUC, which generally possesses broad powers to ensure that the needs of the utility customers are being met. To the extent that the PUC attempts to impose restrictions on the ability of Duquesne Light to pay dividends to us, it could adversely affect our ability to make payments on our indebtedness or otherwise meet our financial obligations.
     In the event of a bankruptcy, liquidation, winding-up, dissolution, receivership, insolvency, reorganization, administration or similar proceeding relating to one of our subsidiaries, holders of such subsidiaries’ indebtedness, trade creditors of such subsidiaries and holders of such subsidiaries’ preferred and/or preference stock will generally be entitled to payment of their claim from the assets of those subsidiaries before assets are made available for distribution to us.
     We cannot assure investors that future dividend payments will be made, or if made, in what amounts they may be paid.
     Our Board of Directors regularly evaluates our common stock dividend policy and sets the amount each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our earnings, financial condition and cash flows from subsidiaries, as well as general economic and competitive conditions. We cannot assure investors that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

     Because Duquesne Light is a wholly owned subsidiary of Holdings, Holdings can exercise substantial control over its dividend policy and business and operations.
     All of the members of Duquesne Light’s board of directors and its executive officers are also officers of Holdings. Among other decisions, the Duquesne Light board is responsible for decisions regarding financing and capital raising activities, and acquisition and disposition of assets. Within the limitations of applicable law, Duquesne Light’s articles of incorporation and subject to the covenants under its outstanding debt instruments, the Duquesne Light board of directors will base its business decisions on its earnings, cash flow and capital structure, but may also take into account the business plans and financial requirements of Holdings and its other subsidiaries.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties.
     Our principal properties consist of Duquesne Light’s facilities for both transmitting and distributing electricity, and supplemental properties and appurtenances, located substantially in Allegheny and Beaver counties in southwestern Pennsylvania. Substantially all of the electric utility properties are subject to a lien under the Indenture of Mortgage and Deed of Trust dated as of April 1, 1992.
     Duquesne Light owns 527 substations, of which over 60% are located on customer-owned land and are used to service that customer. Duquesne Light has 672 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 16,420 circuit-miles of lines and cable. These properties are used in the electricity delivery business segment.
     Our total investment in property, plant and equipment (PP&E) and the related accumulated depreciation balances for major classes of property are as follows:
Holdings PP&E and Related Accumulated Depreciation

	(Millions of Dollars)
	as of December 31, 2005
		Accumulated	Net
	Investment	Depreciation	Investment

Duquesne Light electric plant	$2,235.8	$738.5	$1,497.3
Fiber optic network	32.9	9.2	23.7
Other energy facilities	21.1	8.6	12.5
Landfill gas	19.0	11.9	7.1
Other — Holdings	6.8	5.3	1.5

Total	$2,315.6	$773.5	$1,542.1

	(Millions of Dollars)
	as of December 31, 2004
		Accumulated	Net
	Investment	Depreciation	Investment

Duquesne Light electric plant	$2,120.8	$714.5	$1,406.3
Fiber optic network	30.1	7.2	22.9
Other energy facilities	28.3	10.4	17.9
Landfill gas	22.2	13.4	8.8
Other — Holdings	9.0	5.5	3.5

Total	$2,210.4	$751.0	$1,459.4

     Duquesne Light electric plant includes: (1) distribution poles and equipment; (2) lower voltage distribution wires used in delivering electricity to customers; (3) substations and transformers; (4) high voltage transmission wires used in delivering electricity to substations; (5) meters and automated meter reading assets; and (6) internal telecommunication equipment, vehicles and office equipment, primarily used in our electricity delivery business segment. The fiber optic network owned by DQE Communications is reported in our Communications business segment. The other energy facilities and landfill gas equipment are used in our Energy Solutions and Financial business segments, respectively. The other PP&E is comprised of office furniture and fixtures.

Item 3.	Legal Proceedings.
     We are involved in various legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of Holdings’ shareholders during the fourth quarter of 2005.
     Pursuant to a written consent of the sole stockholder dated October 31, 2005, the following individuals were elected as the full board of directors of Duquesne Light: Morgan K. O’Brien, Joseph G. Belechak, Maureen L. Hogel and Mark E. Kaplan. All 10 outstanding shares of Duquesne Light common stock were voted in favor of each individual.
PART II

Item 5.	Market for Registrants’ Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
     Information relating to the market price for Holdings common stock is set forth in Note 21 to the consolidated financial statements hereto, and incorporated herein by reference.
     Holdings has continuously paid dividends on its common stock since 1953. Dividends of $0.25 per share were declared and paid quarterly for the last two years. At January 31, 2006 there were approximately 45,300 holders of record of our common stock. Holdings common stock is listed and traded on the New York, Philadelphia and Chicago Stock Exchanges.
     Duquesne Light common stock is not publicly traded; Holdings owns all 10 shares outstanding. Quarterly dividends totaling $13 million and $58 million were declared in 2005 and 2004. Duquesne Light paid common stock dividends of $20 million, $71 million and $69 million in 2005, 2004 and 2003. During 2005 Duquesne Light embarked on a significant capital expenditure program, and therefore has been retaining more of its earnings than in prior years.
     We have no program regarding the repurchase of Holdings common stock. However, we repurchase shares in connection with the issuance of so-called “stock swap exercises” of employee stock options or restricted stock in which shares are surrendered or deemed surrendered to Holdings to pay the exercise price and/or to satisfy tax withholding obligations. The following table presents information with respect to such repurchases that occurred during the quarter ended December 31, 2005.

	(a)	(b)	(c)	(d)
Total
			number	Maximum
			of shares	number of
			purchased	shares that
			as part of	may yet be
	Total	Average	publicly	purchased
	number	price	announced	under the
	of shares	paid per	plans or	plans or
Period	purchased	share	programs	programs

Oct. 1-31	—	$—	—	—

Nov. 1- 30	—	$—	—	—

Dec. 1- 31	26,309	$16.50	—	—

Total	26,309	$16.50	—	—

     For information regarding equity compensation plans, see Item 12.

Item 6. Selected Financial Data.

Duquesne Light Holdings	(Millions of Dollars, Except Per Share Amounts)
	2005	2004	2003	2002	2001

Income Statement Items
Total operating revenues (a)	$922.2	$897.3	$902.8	$1,026.0	$1,142.4
Operating income (b)	178.3	150.7	150.9	95.7	3.8
Income (loss) from continuing operations before taxes, limited partners’ interest and cumulative effect of change in accounting principle (b) (c)	155.8	100.4	110.9	15.1	(121.9)
Income tax expense (benefit)	53.0	20.6	17.7	(11.6)	(77.4)
Income (loss) from continuing operations	112.9	87.2	93.2	26.7	(44.5)
Cumulative effect of change in accounting principle (d)	—	—	—	(113.7)	—
Earnings (loss) available for common stock	114.2	87.0	175.5	(215.2)	(153.9)
Basic EPS from continuing operations (e)	1.45	1.14	1.24	0.40	(0.80)
Basic EPS (e)	1.47	1.14	2.34	(3.28)	(2.75)

Balance Sheet Items
Property, plant and equipment – net	$1,542.1	$1,459.4	$1,437.3	$1,425.5	$1,431.5
Total assets	2,820.6	2,632.8	2,540.8	2,800.8	3,235.7

Capitalization
Common shareholders’ equity	$655.9	$610.4	$575.4	$452.6	$508.5
Preferred and preference stock (f)	147.5	146.9	70.7	93.2	85.6
Duquesne Light obligated mandatorily redeemable preferred securities (g)	—	—	—	150.0	150.0
Long-term debt (g) (h)	957.8	958.0	977.5	1,082.0	1,184.5

Total Capitalization	$1,761.2	$1,715.3	$1,623.6	$1,777.8	$1,928.6

Dividends declared per share	$1.00	$1.00	$1.00	$1.34	$1.68

(a)	Total operating revenues increased in 2005, primarily due to the higher average generation rates charged, and the increase in pipeline quality landfill gas sales. Total operating revenues declined from 2001 through 2004 due to the collection of Duquesne Light’s allocated CTC balance.

(b)	Operating income in 2005 was positively impacted by the $16.1 million increase in the fair value of certain derivative energy contracts, the $13.2 million gain on asset sales, and was negatively impacted by the $6.7 million charge related to an energy facility management project. (See Notes 3 and 4.) Results were negatively impacted by the $8.3 million Sunbury acquisition termination cost in 2004. (See Note 3.) Results were negatively impacted by asset impairment charges of $30.2 million and $67.3 million and restructuring charges of $5.2 million and $27.9 million in 2002 and 2001. (See Note 9.)

(c)	Results in 2005 were positively impacted by $24.1 million of gains on asset and investment sales. Results were negatively impacted by investment impairment charges of $33.7 million and $61.7 million in 2002 and 2001.

(d)	Holdings changed its method of accounting for goodwill and other intangible assets in 2002.

(e)	Beginning in 2002, earnings per share were impacted by the public offering of approximately 17 million shares of common stock.

(f)	This reflects the 2004 issuance, at par, of $75 million of Duquesne Light preferred stock. (See Note 15.)

(g)	Adoption of SFAS No. 150 required reclassification to long-term debt.

(h)	Proceeds from the sale of AquaSource were used to reduce long-term debt in 2003.

Duquesne Light Company	(Millions of Dollars)
	2005	2004	2003	2002	2001

Income Statement Items
Total operating revenues (a)	$792.4	$789.3	$806.1	$944.6	$1,053.6
Operating income (b)	147.3	141.7	155.1	161.5	120.1
Net income	73.0	67.8	69.6	75.4	53.4
Earnings available for common stock	65.0	61.2	66.4	72.1	50.0

Balance Sheet Items
Property, plant and equipment – net (c)	$1,497.3	$1,406.3	$1,382.7	$1,364.9	$1,344.9
Total assets (d)	2,123.1	2,293.0	2,209.2	2,488.2	2,570.0

Capitalization
Common shareholder’s equity (e)	$630.6	$531.4	$530.1	$521.0	$526.7
Non-redeemable preferred and preference stock (f)	146.5	145.9	69.7	69.8	68.2
Company obligated mandatorily redeemable preferred securities (g)	—	—	—	150.0	150.0
Long-term debt (g) (h)	636.5	956.4	857.7	959.5	1,061.1

Total Capitalization	$1,413.6	$1,633.7	$1,457.5	$1,700.3	$1,806.0

Dividends declared (e)	$13.0	$58.0	$65.0	$75.0	$52.7

(a)	Total operating revenues increased in 2005 due to the higher average generation rates charged under the POLR III arrangement, partially offset by a decline in large commercial and industrial customer retention. Total operating revenues declined from 2001 through 2004 due to the collection of the allocated CTC balance.

(b)	Results were positively impacted by the $16.1 million increase in the fair value of certain derivative energy contracts in 2005. (See Note 4.) Results were negatively impacted by the $8.3 million Sunbury acquisition termination cost in 2004. (See Note 3.) Results were negatively impacted by restructuring charges of $3.7 million and $10.8 million in 2002 and 2001. (See Note 9.)

(c)	During 2005, Duquesne Light embarked on a significant capital expenditure program.

(d)	This reflects the repayment from Holdings, of a $250 million loan in 2005.

(e)	As a result of the significant capital expenditure program started in 2005, Duquesne Light has been retaining more of its earnings. During 2005, Duquesne Light received $82.5 million of equity contributions from Holdings.

(f)	This reflects the 2004 issuance, at par, of $75 million of Duquesne Light preferred stock. (See Note 15.)

(g)	Adoption of SFAS No. 150 required reclassification to long-term debt.

(h)	Duquesne Light used proceeds from the repayment of its loan to Holdings to reduce long-term debt in 2005. (See Note 14.) Duquesne Light reduced its investment in the DQE Capital cash pool to reduce long-term debt in 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Unless otherwise stated, the terms “earnings” and “loss” used in this Item 7 refer to after-tax amounts.
BUSINESS STRATEGY
     Our strategy is to continue to focus building on successes at our core, regulated utility business. Our objective is to be an economical, reliable and safe provider of electric energy to our customers while creating shareholder value through opportunities related to our core business. We will maintain and enhance our position as a safe and reliable provider of electric energy by making prudent investments in our transmission infrastructure and our distribution infrastructure, in each case using the most cost efficient financing available. We will seek to recover our increased costs of service and the cost of our infrastructure investments in a manner that results in reasonable rates for our customers while providing the base for a fair return for our shareholders through a stable stream of cash flows. Our business strategy is summarized as follows:
Duquesne Light:
•	Continue to make prudent investments in both our transmission infrastructure and distribution infrastructure.
•	Maintain our high standards for reliability and customer service.

•	File a distribution rate case with the PUC.
•	File a transmission rate case with the FERC.
Energy Supply Opportunities:
•	Continue to actively manage supply requirements for both Duquesne Light’s residential and small commercial POLR III customers and DLE’s customers, through Duquesne Power or our other unregulated subsidiaries, using sound risk management policies.
•	Maximize large commercial and industrial customer retention through our unregulated retail electric generation supplier, DLE.
•	Strategically align our unregulated energy supply subsidiaries outside Duquesne Light to provide greater flexibility to capitalize on opportunities that may arise.
•	Proceed with closing the planned acquisition of the interests in the Keystone and Conemaugh power plants, providing a physical hedge to complement our portfolio of energy commodity contracts for our supply plan.
•	Continue to evaluate additional power plant acquisitions.
Complementary Businesses:
•	Focus on expanding landfill gas and related businesses to capitalize on current market conditions utilizing our existing position within the marketplace, while helping to solve a growing environmental challenge.
•	Identify and develop other unregulated investments that are both closely aligned with our business strategy and that provide reasonable prospects for a fair return and moderate growth.
•	Continue to divest non-core investments that are not consistent with our overall business strategy, while maximizing sale proceeds.
Financing:
•	Use the most cost efficient sources of funds to finance the continued infrastructure investment, proposed acquisition of power plant interests, landfill gas investments and general corporate purposes.
•	Continue to improve credit quality and maintain acceptable levels of liquidity.
OVERVIEW OF BUSINESS SEGMENTS
     Duquesne Light reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity by Duquesne Light (Duquesne Light supply business segment), and (3) collection of transition costs (which were fully collected as of December 31, 2005) (CTC business segment).
     Holdings reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (which includes the Duquesne Light supply business segment and, beginning in 2005, supply by DLE) (electricity supply business segment), (3) collection of transition costs (which were fully collected as of December 31, 2005) (CTC business segment), (4) DES’ development, operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment), and (6) DQE Communications’ operation, maintenance and leasing of its fiber optic based network (Communications business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure. These subsidiaries provide corporate administrative functions, financing, and insurance services for our various affiliates.
     Note 20 to the consolidated financial statements shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.
     Electricity Delivery Business. In our continued effort to provide a stable, reliable source of electric energy for our customers, we have embarked on a significant investment program to upgrade both our transmission infrastructure and our distribution infrastructure. Capital expenditures related to the program were approximately $150 million in 2005 and we expect to spend an additional $350 to $400 million through 2007. The cost of these infrastructure investments is to be funded through operating cash flows, equity infusions from Holdings, bank debt and the possible sale of low cost pollution control revenue bonds (PCRBs) in 2006 as part of our overall financing plan. In addition, effective January 1, 2005 we successfully integrated our transmission operations into those of PJM as a part of our commitment to ensuring reliability.

     The net income from our regulated electricity delivery business was lower in 2005, as expected, due to higher operating costs related to customer assistance programs, increased labor costs and the realignment of certain revenues and expenses related to ancillary energy services that are now reflected in our supply segment. These changes more than offset the increased revenue generated from favorable weather conditions during 2005. In 2006 we expect to file a distribution rate case with the PUC and a transmission rate case with the FERC to recover our increased costs of service and to receive a fair return on our investments. Duquesne Light last filed such rate cases in 1987.
     Supply Business. The factors impacting the Duquesne Light supply business segment have significantly changed when compared to prior periods. From the time that Duquesne Light sold its generation assets in April 2000 through December 31, 2004, the default energy supply requirement for all customers had been met through a full requirements contract with one supplier. From the time that Duquesne Light completed its stranded cost recovery (different by each rate class, but generally during the 2002 to 2003 time period) through December 31, 2004, Duquesne Light had earned a margin on each megawatt-hour (MWh) supplied.
     Effective January 1, 2005, residential and small commercial customers remaining on POLR service saw an average increase of 11.5% above their POLR II generation rates, reflecting the increase in market energy prices in the time since the POLR II rates were established. Despite this increase in rates, residential and small commercial customer retention has increased to 75% in 2005 from 74% in 2004.
     Also effective January 1, 2005, Duquesne Light has been meeting its POLR III energy supply requirements for residential and small commercial customers through Duquesne Power’s portfolio of energy and capacity supply contracts with multiple investment-grade counter-parties as well as through transactions with PJM. This change in energy supply strategy is designed to provide the opportunity to earn a larger margin in the supply business. While taking on increased commodity price risk, we have decreased our supplier credit/default risk. The increased commodity price risk has been managed at a prudent level through the portfolio of energy commodity contracts. Because some of these contracts are not settled at the Duquesne Light zone, the normal exemption is not applicable and they are accounted for on a mark-to-market basis, with changes in the fair value of these contracts recorded currently in earnings unless certain hedge accounting criteria are met.
     During the year ended December 31, 2005, earnings were positively impacted by a $7.9 million after-tax increase in the fair value of mark-to-market derivative energy contracts, whose duration varies, but extends no later than December 31, 2007. While it is impossible to determine how the value of these contracts will change during 2006 and 2007, the fair value of these contracts will be zero by the latest expiration date of December 31, 2007. Contracts accounted for as cash flow hedges differ from those accounted for as mark-to-market, in that the fair value of these contracts is generally not recognized currently in earnings, but rather as the contracts are settled.
     While previously Duquesne Light’s margin on residential and small commercial customers was a fixed dollar amount per MWh, beginning in 2005 the margin has an element of seasonality. Revenues per MWh, while fixed on an annual basis through 2007, are lowest in the first and fourth quarters reflecting the discount rate offered to electric heating customers in the November through April heating season. The revenues per MWh are then higher in the remaining months. Similarly, costs per MWh are expected to have a seasonal element, being higher in the first and third quarters reflecting the peak energy consumption in the heating and cooling seasons. As a result, margins on residential and small commercial customer energy supply are anticipated to be higher in the second and fourth quarters.
     For large business customers, effective January 1, 2005, the POLR energy supply product is a fluctuating hourly-priced service. Additionally, through May 31, 2006, Duquesne Light offers a fixed-price service whose rate reflects the results of a competitive wholesale request-for-proposal. In January 2006, Duquesne Light requested and received approval from the PUC to extend the fixed-price service offering for an additional year. This offering will be subject to the results of another competitive wholesale request-for-proposal to be conducted. Duquesne Light continues to meet its POLR energy supply requirement for large customers through interactions with PJM and with full requirements contracts, now with two investment-grade suppliers. Because of the uncertainty inherent in hourly-priced POLR service and the increase in the fixed-price rates, POLR retention for large commercial and industrial customers has decreased from 58% in 2004 to 19% in 2005. As of December 31, 2005, the POLR retention rate for large commercial and industrial customers was less than 10%, and is expected to remain at approximately this level throughout 2006.

     Under the POLR II arrangement that ended December 31, 2004, Duquesne Light earned a margin on each MWh sold to its large commercial and industrial customers. During the twelve months ended December 31, 2004, Duquesne Light earned net income of $4.6 million in the supply business related to sales to its large commercial and industrial customers. Under the POLR III arrangement that became effective January 1, 2005, Duquesne Light no longer earns a margin in the supply business on these sales.
     In response to the change in large customer POLR service, DLE has begun to offer competitive electric generation (EGS) service to customers in the Duquesne Light service territory. Duquesne Power manages the DLE supply requirements together with the Duquesne Light residential and small commercial customer POLR III supply requirements.
     2006 Supply Business Realignment. Effective December 31, 2005, Duquesne Power was transferred from Duquesne Light to another Holdings subsidiary. The operations of Duquesne Power will only be reported as part of the Holdings electricity supply segment beginning January 1, 2006. The transfer of Duquesne Power was completed to strategically align our unregulated businesses outside of Duquesne Light in order to provide flexibility to capitalize on future supply opportunities. The transfer will effectively eliminate the net income included in Duquesne Light’s supply segment.
     If this transfer had taken place on January 1, 2003, the net effect to Duquesne Light’s earnings would have been an increase of $0.1 million in 2003 and $6.0 million in 2004. Earnings in 2005 would have decreased $27.2 million. In 2003, Duquesne Power was just being formed and had minimal activity. The 2003 increase would have been caused by a decrease in other operating and maintenance expense. The 2004 increase would have been caused by the removal of the acquisition termination cost associated with the cancelled Sunbury acquisition and other costs. The 2005 decrease would have been caused primarily by the removal of some revenue and an increase in operating expenses, the effect of which would eliminate Duquesne Power’s margin on its sales to Duquesne Light and DLE.
     Changes to the balance sheets would have been immaterial in 2003 and 2004. There would be no change to the 2005 balance sheet as the transfer took place at close of business on December 31, 2005.
     Landfill Gas Business. Our landfill gas business (a part of our Financial business segment) is comprised of investments in 20 landfill sites around the country and the ownership of Waste Energy Technologies, LLC (WET), which was acquired in the fourth quarter of 2004. WET has provided landfill gas collection system engineering, design and construction services to the landfill business for over 20 years. Our 20 sites are comprised of three that currently produce pipeline quality gas sold at market rates; five sites where unprocessed landfill gas production is currently sold at significantly lower unit prices than pipeline quality gas, but due to lower operating costs and capital requirements, still provide the opportunity to earn modest returns, and 12 passive investment sites we do not project to be involved with beyond 2007 due to the scheduled expiration of Section 29 tax credits.
     We have made small, strategic capital investments to maximize our existing production capacities and improve the throughput of the landfill gas processing sites we expect to continue to operate, and have focused our efforts to streamline and minimize our operating costs. These sites also have sufficient quantities of available gas to remain viable beyond the expiration of Section 29 tax credits on December 31, 2007.
     We are a significant producer of pipeline quality landfill gas in the United States. The majority of our earnings from our landfill gas business are derived from the three pipeline quality production sites. Our contract at one of these sites located in New York City is scheduled to terminate on June 30, 2006; our earnings for 2005 included $7.4 million related to this site. We expect to operate our other two pipeline quality landfill gas sites for approximately 15 more years. In December 2005, we have also entered into a price swap agreement for approximately 60% of our anticipated 2006 pipeline quality landfill gas sales in order to lock in the recent unprecedented increases in natural gas prices.
     We continue to evaluate opportunities to expand this business. In December 2005, we entered into a joint venture agreement to develop a liquefied natural gas application at one of our five fixed-price sites, while at another of these sites we reached agreement for the expansion of our existing gas rights and extended the agreement through 2020. We will continue to invest in new landfill gas sites, or expand at existing sites that meet our investment criteria.

     Energy Solutions Business. The primary operations of this business segment in 2006 will be the operation and maintenance of synthetic fuel facilities for a single customer, from which we earn fees based on production. Given that synthetic fuel qualifies for Section 29 tax credits, which are set to expire on December 31, 2007, we expect our operation and maintenance of the synthetic fuel facilities to cease at that time. In addition, Section 29 tax credits are subject to a phase-out provision that could reduce tax credits if the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. As such, it is possible that operations at these facilities could be curtailed or terminated prior to December 31, 2007.
     Asset Divestitures. We continue to divest businesses that we have determined not to be in line with our core business strategies. In 2005 and 2004 our Financial business segment sold all or portions of tax-advantaged limited partnership investments to generate current cash benefits instead of increasing Holdings significant tax credit carryforward position. We also sold investments in two leveraged lease transactions.
     In 2005, our Energy Solutions business segment entered into agreements to ultimately sell our investments in five energy facility management projects. We have closed on three of the projects in 2005 and anticipate closing the remaining two in early 2006. These energy facility management projects did not significantly contribute to the earnings of the Energy Solutions business segment.
RESULTS OF OPERATIONS
Overall Performance
2005 Compared to 2004
     Our net income was $114.2 million, or $1.47 basic earnings per share in 2005, compared to $87.0 million, or $1.14 basic earnings per share in 2004. The average shares outstanding increased 1.3 million, or 1.7%, compared to 2004. Our income from continuing operations was $112.9 million, or $1.45 basic earnings per share in 2005, compared to $87.2 million, or $1.14 basic earnings per share in 2004, an increase of $25.7 million, or 29.5%.
     Duquesne Light’s earnings available for common stock were $65.0 million in 2005, compared to $61.2 million in 2004, an increase of $3.8 million, or 6.2%. Earnings from Duquesne Light’s supply business segment increased $14.7 million from the prior year, primarily as a result of a $9.4 million after-tax increase in earnings resulting from certain changes in the fair value of the derivative energy contracts at Duquesne Power since December 31, 2004, and a $4.8 million after-tax charge included in the 2004 results related to the termination of the acquisition of the Sunbury generation station. Earnings from the electricity delivery business segment decreased $10.6 million from the prior year, primarily as a result of an increase in operating expenses, which includes $3.9 million of additional after-tax administrative expenses previously borne by Holdings prior to the sale of several non-complementary businesses.
     Earnings from continuing operations at Holdings were also affected by the following:
•	DES’ earnings increased $13.2 million, primarily as a result of $19.4 million in after-tax gains on the sale of investments in three energy facility management projects during 2005, partially offset by $6.7 million of charges related to another energy facility management project.

•	Earnings from DQE Financial increased $3.8 million, primarily as a result of a $4.9 million increase in earnings from operations related to pipeline quality landfill gas.

•	DQE Communications earnings increased $0.8 million, as a result of increased revenues from new and existing customers.

•	Holdings earnings also include a $2.4 million after-tax gain resulting from the settlement of an interest rate lock agreement during 2005, the reduction of $3.9 million in after-tax administrative costs discussed above, partially offset by increased operating expenses associated with the current IRS audit.
2004 Compared to 2003
     Our 2004 earnings available for common stock were $87.0 million, or $1.14 basic earnings per share, compared to $175.5 million, or $2.34 basic earnings per share, for 2003. The average shares outstanding increased 1.4 million, or 1.9%.
     Our earnings from continuing operations available for common stock were $87.2 million, or $1.14 basic earnings per share, in 2004, compared to $92.8 million, or $1.24 basic earnings per share, in 2003.
     Duquesne Light’s earnings available for common stock were $61.2 million in 2004, compared to $66.4 million in 2003. The $5.2 million decrease in earnings at Duquesne Light is primarily due to the $4.8 million after-tax charge for the write-off of deposits and deferred costs related to the termination of the Sunbury acquisition.

     Earnings from continuing operations at Holdings were also affected by the following:
•	Earnings from DQE Financial decreased $6.8 million from 2003, primarily due to a $9.7 million decrease in earnings from structured lease investments primarily as a result of the IRS settlement and a $7.0 million after-tax gain, recognized in 2003, on the sale of an investment in a natural gas operating partnership. These decreases were partially offset by an $8.2 million increase in earnings related to our landfill gas business.

•	Earnings from DES increased $2.4 million primarily due to lower employee compensation costs.

•	Earnings from DQE Communications increased $0.9 million primarily due to revenue growth from new and existing customers.
     The 2004 loss from discontinued operations was $0.2 million, or zero basic earnings per share, compared to income of $82.7 million, or $1.10 basic earnings per share, in 2003. The 2003 income included a $66.6 million tax benefit related to the use of capital losses generated in connection with the sale of the AquaSource subsidiaries and an $11.5 million after-tax gain related to the increase in fair value of AquaSource’s investor-owned utilities as a result of the sale of these utilities to Aqua America, Inc. (See Note 17.)
RESULTS OF OPERATIONS BY BUSINESS SEGMENT
2005 Compared to 2004
     Electricity Delivery Business Segment. This segment reported $36.5 million of earnings in 2005, compared to $47.1 million in 2004, a decrease of $10.6 million or 22.5%. This decrease was primarily due to increased operating expenses in 2005.
     Operating revenues are primarily derived from the delivery of electricity, including related excise taxes. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to industrial customers are influenced by national and global economic and competitive conditions.
     The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
	2005	2004	Change

Residential	4,134	3,886	6.4%
Commercial	6,635	6,522	1.7%
Industrial	3,128	3,229	(3.1%)

	13,897	13,637	1.9%

     Operating revenues decreased $1.2 million, or 0.3%, compared to 2004. The decrease was primarily due to ancillary services revenue being reported in the Duquesne Light supply segment in 2005. This reclassification of ancillary revenue ($11.8 million in 2004) offset the $3.2 million of revenue collected in 2005 to recover SECA charges. It also offset the increased delivery revenues to residential and commercial customers resulting from the higher megawatt-hour (MWh) sales in 2005 due to the warmer summer weather as compared to 2004.
     Operating expenses consist primarily of costs of operation and maintenance of the transmission systems and distribution systems; meter reading, billing and collection; customer service; administrative expenses; and non-income taxes such as gross receipts, property and payroll taxes. Operating expenses increased $13.5 million, or 8.2%, compared to 2004. Following the sale of several of Holding’s non-complementary businesses, approximately $6.5 million of additional costs were borne by this segment in 2005 compared to 2004. Included in this amount was $3.4 million related to insurance. Rising energy prices in 2005 placed a strain on the budgets of the elderly and low-income customers. Duquesne Light attempted to balance this impact with sound business practices through increased participation in customer assistance programs. This had the effect of a $7.2 million increase in uncollectible accounts expense. In addition, $4.9 million of increased labor costs were incurred in 2005. These increases were partially offset by a $6.5 million decrease in the costs of ancillary services, because the majority of this cost is now being reported in the Duquesne Light supply segment as a result of the POLR III arrangement.
     Depreciation and amortization expense includes depreciation on property, plant and equipment and amortization of intangibles. Depreciation and amortization expense increased $4.8 million, or 7.7%, compared to 2004. The increase was primarily due to $3.0 million of amortization expense recognized in 2005 relating to SECA, as discussed in the revenue section above.

     Dividends on preferred and preference stock reflect the annual payments made to preferred and preference shareholders. Preferred dividends increased $1.4 million, or 21.2%, compared to the prior year due to the $75 million of 6.5% preferred stock issued in April 2004. Dividends on all issues of Duquesne Light’s preferred stock are included in interest and other charges in the Holdings presentation of the electricity delivery business segment.
     Duquesne Light Supply Business Segment. As previously discussed, the factors impacting this segment in 2005 have changed significantly compared to the prior year. The following table summarizes the earnings from this segment.

	Earnings
	(In Millions)
	2005	2004	Change

Residential and small commercial	$19.0	$13.9	$5.1
Large commercial and industrial	—	4.6	(4.6)
Derivative energy contracts	9.4	—	9.4
Acquisition termination cost	—	(4.8)	4.8

Total Earnings	$28.4	$13.7	$14.7

     Under the POLR II arrangement in 2004, the margin on sales to residential and small commercial customers was a fixed dollar amount per MWh supplied, while under the POLR III arrangement in 2005, the margin on these customers is no longer fixed.
     The $5.1 million increase in the earnings from the residential and small commercial customers reflects the higher POLR III rates. Under the POLR II arrangement, Duquesne Light earned a margin per MWh on sales to large commercial and industrial customers. However, there is no margin under the POLR III arrangement associated with these customers, which accounts for a $4.6 million decrease in earnings from 2004. In addition, some of the energy contracts entered into by Duquesne Power are derivative instruments, the accounting for which results in certain changes in the fair value of these contracts being recorded currently in earnings. As shown above, there was a $9.4 million increase in earnings in 2005 resulting from certain changes in the fair value of these energy contracts since December 31, 2004. The results for 2004 included the $4.8 million after-tax charge related to the termination of the Sunbury acquisition.
     Operating revenues are derived primarily from the supply of electricity to POLR retail customers. Retail energy requirements fluctuate as the number of customers choosing alternative generation suppliers changes. Energy requirements for residential and commercial customers are also influenced by weather conditions; temperature extremes lead to changes in customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional economic development. Energy requirements for industrial customers are primarily influenced by national and global economic conditions.
     In addition, operating revenues include, to a lesser extent, the supply of electricity to wholesale customers. Beginning in 2005, these sales are primarily comprised of sales to DLE by Duquesne Power under its full-requirements energy supply contract. In 2004, these sales primarily consisted of short-term sales to other utilities that were made at market rates, and resulted primarily from excess daily energy deliveries to Duquesne Light’s electricity delivery system.
     The following tables set forth the MWh supplied.

	MWh Supplied
	(In Thousands)
	2005
	POLR I	POLR III	Total

Residential and small commercial	—	5,631	5,631
Large commercial and industrial	912	278	1,190

Total Retail	912	5,909	6,821

Wholesale			1,048

POLR Customers (MWh basis):

Residential and small commercial			75%

Large commercial and industrial			19%

	MWh Supplied
	(In Thousands)
		2004
	POLR I	POLR II	Total

Residential and small commercial	—	5,322	5,322
Large commercial and industrial	1,622	2,121	3,743

Total Retail	1,622	7,443	9,065

Wholesale			311

POLR Customers (MWh basis):

Residential and small commercial			74%

Large commercial and industrial			58%

     Operating revenues increased $9.3 million, or 2.1%, compared to 2004. The combination of the higher average generation rate charged to residential and small commercial customers under the POLR III arrangement and the addition of the ancillary services revenue that is being reported in this segment in 2005 caused an approximate $51 million increase in operating revenues in 2005 compared to the prior year. This was augmented by an approximate $12 million increase in retail revenue from increased MWh sales due to the warmer summer weather that occurred in 2005 and an increase in the number of customers being served under the POLR III arrangement. In addition, there was an approximate $39 million increase in wholesale sales of electricity in 2005, due primarily to sales to DLE. As shown in the tables above, there has been a significant decrease in the MWh supplied to large commercial and industrial customers as a higher percentage of these customers chose an alternative generation supplier in 2005. This resulted in an approximate $92 million decrease in operating revenues compared to 2004.
     In 2005, operating expenses consisted of (i) costs to obtain energy and capacity for Duquesne Light’s POLR service and to supply DLE, (ii) certain changes in the fair value of derivative energy contracts, (iii) administrative expenses at Duquesne Power, and (iv) gross receipts tax. In 2004, operating expenses consisted primarily of costs to obtain energy for our POLR service and gross receipts tax, both of which fluctuated directly with operating revenues. Beginning in the third quarter of 2004, operating expenses also included administrative expenses at Duquesne Power.
     Operating expenses decreased $8.0 million, or 2.0%, compared to 2004. The primary reason for the decrease was a $15.2 million decrease in purchased power expense, primarily due to certain increases in the fair value of the derivative energy contracts. Partially offsetting this decrease was a $2.7 million increase in administrative costs, and increased gross receipts taxes.
     CTC Business Segment. Collection of the CTC was completed in the third quarter of 2005. Changes in revenue and expenses between 2005 and 2004 reflect the full collection of this regulatory asset in 2005.
     Electricity Supply Business Segment. Earnings from this segment include the results for the Duquesne Light supply segment and, beginning January 1, 2005, the results of Holdings’ unregulated retail electric generation supplier, DLE.
     The revenues and energy and capacity costs relating to the full-requirements contract between Duquesne Power (which are included in the Duquesne Light supply segment) and DLE are eliminated and instead DLE’s retail sales to its large commercial and industrial customers are presented. As a result, overall earnings and operating revenues and expenses of this segment are substantially unchanged from corresponding amounts discussed in the Duquesne Light supply segment above.
     The following tables set forth the retail MWh supplied to the electricity supply business segment customers.

	MWh Supplied
	(In Thousands)
	2005	2004

Duquesne Light	6,821	9,065
DLE	932	—

Total Retail	7,753	9,065

     Energy Solutions Business Segment. This segment reported income of $35.9 million in 2005, compared to $22.7 million in 2004, an increase of $13.2 million, or 58.1%. The increase is primarily due to the $19.4 million of after-tax gains on the sale of investments in certain energy facility management projects partially offset by $6.7 million of charges related to another energy facility management project.
     Operating revenues are derived primarily from the facility management services for synthetic fuel, industrial and airport customers. Operating revenues for 2005 increased $0.2 million, or 0.3%, compared to 2004. Revenues for the synthetic fuel facilities increased $3.2 million from 2004 due to an approximate 5% increase in production. This increase was partially offset by a cumulative reduction to revenue recognized in 2005 relating to a contract dispute with the counter-party of another energy facility management project.
     Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead and other gains and losses associated with the operations of the facilities. Operating expenses decreased $7.5 million, or 23.1%, compared to 2004, primarily due to the $13.2 million pre-tax gain on the sale of two energy facilities in the fourth quarter of 2005, partially offset by a $3.9 million impairment charge associated with another energy facility management project and a $3.3 million increase in energy commodity costs related to the energy facility operations.
     Other income consists of income from an equity investment in an energy facility operating partnership (which was sold in the third quarter of 2005) and various other gains and losses. Other income increased $17.7 million from 2004 primarily as a result of an $18 million pre-tax gain on the sale of our equity investment as previously discussed.
     Financial Business Segment. This segment reported income of $30.2 million in 2005, compared to $26.4 million in 2004, an increase of $3.8 million, or 14.4%, primarily due to a $4.9 million increase in earnings from operations related to pipeline quality landfill gas.
     Operating revenues are derived primarily from the sale of landfill gas and landfill gas site-related services. Operating revenues for 2005 increased $16.2 million, or 49.4%, compared to 2004. The increase is primarily the result of a $9.8 million increase in pipeline quality landfill gas sales (as a result of an approximate 35% increase in the average price of pipeline quality landfill gas sold in 2005 as compared to 2004) and a $6.6 million increase in revenues related to the consolidation of WET for an entire year in 2005 as a result of our purchase of the remaining 50% interest in the company in the fourth quarter of 2004.
     Operating expenses consist of various costs to operate and maintain the landfill gas sites, as well as expenses related to alternative fuel investments. Operating expenses increased $8.9 million, or 21.9%, compared to 2004, primarily due to a $5.8 million increase in net operating expenses related to the consolidation of WET, and increased royalty expenses attributable to pipeline quality landfill gas operations as a result of the increased revenues.
     Other income consists of income from structured leases and affordable housing and equity investments, and various other gains and losses. Other income for 2005 increased $3.1 million, or 32.6%, compared to 2004, primarily due to incremental net pre-tax gains of $5.9 million related to the sales of various non-core investments during 2005, partially offset by a $2.4 million decrease in other income in 2005 due to the full year effect in 2005 of the consolidation of the affordable housing investments as described below.
     The benefit from limited partners’ interest reflects the portion of the losses related to the affordable housing guarantee funds that are not owned by the DQE Financial subsidiary as a result of the consolidation of the affordable housing investments effective March 31, 2004.
     Income taxes consist of our provision for federal income taxes as well as the tax credits generated from our synthetic fuel limited partnership, landfill gas and affordable housing investments. The income tax benefit for 2005 decreased $10.7 million, or 43.1%, compared to 2004, due to a $4.3 million decrease in tax credits generated in 2005, primarily due to the sale of 50% of our investment in the synthetic fuel partnership as previously discussed, and the increase in pre-tax earnings in 2005 as compared to 2004.
     Communications Business Segment. This segment reported income of $2.5 million in 2005, compared to $1.7 million in 2004, an increase of $0.8 million, or 47.1%. The increase is primarily due to increases in revenues from new and existing customers.
     All Other. The all other category reported a loss of $19.6 million in 2005, compared to a loss of $24.2 million in 2004, an improvement of $4.6 million, or 19.0%. The improvement is primarily due to a $2.4 million after-tax gain recorded at Holdings resulting from the favorable settlement of an interest rate lock arrangement in 2005 and the reduction of $3.9 million in after-tax administrative costs allocated to Duquesne Light. These improvements were partially offset by a $1.7 million after-tax increase in operating expenses related to the current IRS audit.
2004 Compared to 2003
     Electricity Delivery Business Segment. This segment reported $47.1 million of earnings in 2004, compared to $46.1 million in 2003, an increase of $1.0 million, or 2.2%. This increase was primarily due to higher revenue and lower interest and other charges, partially offset by higher operating expenses in 2004.
     The following table sets forth MWh delivered to electric utility customers.

MWh Delivered

	(In Thousands)
	2004	2003	Change

Residential	3,886	3,759	3.4%
Commercial	6,522	6,415	1.7%
Industrial	3,229	3,189	1.3%

	13,637	13,363	2.1%

     Operating revenues increased $6.3 million, or 1.9%, compared to 2003. The increase is primarily due to a 2.1% increase in megawatt-hours (MWh) sales from 2003. Residential and commercial sales increased compared to 2003, as the effect of the hotter summer and the extra day due to leap year in 2004 more than offset the warmer 2004 winter.
     In 2003, we recognized a $4.9 million charge related to vacant leased office space. Operating expenses increased by $7.4 million, or 4.7%, compared to 2003 ($12.3 million after considering the 2003 lease charge). Reasons for this increase include a $7.2 million increase in labor, pension and other fringe benefit costs, a $1.7 million increase in insurance costs, and a $1.7 million increase in billing and collection costs.
     Interest and other charges include interest on long-term debt and other interest. Interest and other charges decreased $14.2 million, or 23.5%, due to (i) $200 million of debt retirements in late 2003, which reduced interest expense by $11.6 million, and (ii) $151.5 million of 8.375% subordinated debenture redemptions in the first six months of 2004, which reduced interest expense $9.6 million. These reductions were partially offset by the $7.1 million increase in interest expense resulting from the issuance of $200 million of 5.7% debt in May 2004.
     Dividends on preferred and preference stock increased $3.4 million, or 106.3%, due to the $75 million of 6.5% preferred stock issued in April 2004.
     Duquesne Light Supply and Electricity Supply Business Segments. In 2004, these segments reported earnings of $13.7 million, compared with $19.7 million in 2003. The decrease of $6.0 million, or 30.5%, is primarily due to the $4.8 million after-tax charge ($8.3 million pre-tax) incurred by Duquesne Power related to the termination of the Sunbury acquisition.
     The following tables set forth MWh supplied for POLR customers.
MWh Supplied

	(In Thousands)
	2004
	POLR I	POLR II	Total

Residential	—	2,886	2,886
Commercial	84	3,707	3,791
Industrial	1,538	850	2,388

Total	1,622	7,443	9,065

POLR Retention (MWh basis)			66%

MWh Supplied

	(In Thousands)
	2003
	POLR I	POLR II	Total

Residential	57	2,673	2,730
Commercial	242	4,110	4,352
Industrial	1,641	931	2,572

Total	1,940	7,714	9,654

POLR Retention (MWh basis)			72%

     Operating revenues decreased $15.7 million, or 3.5%, compared to 2003, due to the 6.1% decline in POLR MWh. The decline resulted from a higher percentage of our commercial and industrial customers choosing alternative generation suppliers.
     Operating expenses decreased $13.7 million, or 3.3%, compared to 2003, primarily due to an $11.7 million decrease in purchased power expense. This decrease was caused by the decline in the POLR MWh supplied to customers.
     CTC Business Segment. Operating revenues are derived by billing electric delivery customers for generation-related transition costs. Duquesne Light is allowed to earn an 11% pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return earned by Duquesne Light.
     This segment reported earnings of $0.4 million in 2004, compared to $0.6 million in 2003, a decrease of $0.2 million, or 33.3%.
     Energy Solutions Business Segment. This segment reported earnings of $22.7 million in 2004, compared to $20.3 million in 2003, an increase of $2.4 million, or 11.8%. The 2004 results were positively impacted by reductions in incentive compensation costs paid to former executives of this subsidiary.
     Operating revenues increased $4.9 million, or 7.7%, compared to 2003. The increase was primarily due to a $2.6 million increase in revenues related to the energy facility operations, and a $2.0 million revenue adjustment in 2003 related to a scale calibration deficiency identified and corrected at one of the synthetic fuel facilities.
     Operating expenses decreased $0.6 million, or 1.8%, compared to 2003, primarily due to a $4.2 million decrease in the incentive compensation costs discussed above. This decrease was partially offset by increased energy commodity costs related to the energy facility operations.
     Financial Business Segment. This segment reported earnings of $26.4 million in 2004, compared to $33.2 million in 2003, a decrease of $6.8 million, or 20.5%. This decrease was due in part to a $9.7 million decrease in 2004 earnings recognized from the structured lease investments as a result of the IRS settlement and a $7.0 million after-tax gain recognized in 2003 on the sale of an investment in a natural gas operating partnership. The 2004 decrease was partially offset by a $4.0 million increase in earnings related to operations at the Fresh Kills landfill site that were affected by the settlement reached with the City of New York, increased earnings from equity investments, and higher earnings from increased sales revenues related to landfill gas.
     Operating revenues increased $5.0 million, or 18%, compared to 2003. The increase is the result of a $3.4 million increase in landfill gas sales primarily as a result of an 11.6% increase in average price and a 9% increase in volumes of pipeline quality landfill gas sold in 2004, as compared to 2003. In addition, $1.6 million of revenues are included in the 2004 results that are related to the consolidation of operations of WET as a result of our purchase of the remaining 50% interest in the company in the fourth quarter of 2004. Prior to the purchase, we owned 50% of the company and accounted for the investment using the equity method.
     Operating expenses decreased $4.7 million, or 10.4%, compared to 2003, primarily due to a $3.6 million decrease in operating expenses at the landfill sites, and a $3.5 million decrease in expenses related to our limited partnership investment in a synthetic fuel partnership as a result of the sale of 50% of our investment in this partnership in the fourth quarter of 2004. In addition, there was a $1.7 million decrease in legal fees related to the settlement of the Fresh Kills litigation. These decreases were partially offset by a $2.4 million expense recognized for a fee due under a contract with an unrelated party, and the consolidation of $1.0 million in operating expenses related to the purchase of WET.
     Other income decreased $19.9 million, or 67.7%, compared to 2003, primarily due to a $14.9 million decrease in pre-tax earnings from the structured lease investments as a result of the IRS settlement, the 2003 pre-tax gain of $10.8 million related to the sale of the investment in a natural gas partnership previously discussed, and a $6.8 million decrease in other income in 2004 due to the consolidation of the affordable housing investments resulting from the adoption of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (revised December 2003) (FIN 46R) (see below). These decreases were partially offset by $5.9 million of pre-tax earnings primarily from the debt forgiveness related to the Fresh Kills settlement, a $3.8 million increase in pre-tax earnings from equity investments, and lower expenses related to the affordable housing investments in 2004, as compared to 2003.
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
     The income tax benefit decreased $4.8 million, or 16.2%, compared to 2003, due primarily to a $2.9 million decrease in tax credits generated in 2004 from our investment in the synthetic fuel partnership in which we sold 50% of our investment in the fourth quarter of 2004, as discussed above, and a $2.4 million decrease in 2004 tax credits from the Fresh Kills landfill site as the February 2004 settlement reached with the City of New York eliminated our ability to claim future tax credits from this site.
     Communications Business Segment. This segment reported earnings of $1.7 million in 2004, compared to $0.8 million in 2003, an increase of $0.9 million, or 112.5%. The increase is primarily due to increases in revenues from new and existing customers.
     All Other. The all other category reported a loss of $24.2 million in 2004, compared with a $26.0 million loss in 2003.
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
     Accounting for the Effects of Regulation. Duquesne Light prepares its financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” which differs in certain respects from the application of accounting principles generally accepted in the United States of America by non-regulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) if it is probable that, through the rate-making process, there will be a corresponding increase in future rates. Accordingly, Duquesne Light defers certain costs, which will be amortized over future periods. To the extent that collection of such costs is no longer probable as a result of changes in regulation or competitive position, the associated regulatory assets are charged to expense. (See Note 1.)
     Unbilled Electricity Revenues. Holdings and Duquesne Light record revenues related to the sale of electricity when delivery is made to customers. However, the determination of such sales to individual customers is based on the reading of their meters, which Duquesne Light reads on a systematic basis throughout the month. At the end of each month, Holdings and Duquesne Light estimate the amount of electricity delivered to customers since the date of the last meter reading based on actual daily meter reads or, alternatively, estimated daily use based on rate-specific, statistically estimated, hourly consumption patterns. Unbilled revenues are estimated each month based on the rate class-specific unbilled electricity sales and the corresponding average retail rate.
     Impairment of Long-Lived Assets and Investments. We evaluate long-lived assets (including other intangibles) of identifiable business activities and investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. For long-lived assets to be held and used, these computations use judgments and assumptions inherent in management’s estimate of undiscounted future cash flows to determine recoverability of the assets. It is possible that a computation under a “held for sale” situation for certain of these long-lived assets could result in a significantly different assessment because of market conditions, specific transaction terms or a buyer’s different viewpoint of future cash flows. For investments, we considered our investee’s cash on-hand, financing abilities, customers, contracts and overall ability to continue as a going concern.
     Pension and Other Postretirement Benefit Plan Assumptions. We provide pension benefit plans covering substantially all of our full-time employees. We also provide postretirement benefits for some retired employees. The retiree medical benefits terminate when retirees reach age 65. We account for these benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” We record amounts related to our pension and other postretirement benefit plans based on actuarial valuations. Inherent in those valuations are key assumptions including discount rates, expected returns on plan assets, compensation increases, and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. Changes in these assumptions could have a significant effect on our non-cash pension income or expense or on our postretirement benefit costs. The effect of changes in these assumptions is generally recorded or amortized over future periods.
     We discounted our future pension and other postretirement plan obligations using a rate of 5.70% as of December 31, 2005, compared to 5.75% as of December 31, 2004. The discount rate is determined by (i) considering the timing and amount of projected future benefit payments and (ii) using an outside advisor to produce a yield curve model that represents the yields on high-quality corporate bonds. When applied to our projected future benefit payments, this model determines the weighted-

average discount rate. Both the pension and other postretirement plan obligations and related expense increase as the discount rate is reduced.
     The assumed rate of return on plan assets in the pension plans is the weighted average of long-term returns forecast for the type of investments held by the plans. As the expected rate of return on plan assets increases, the pension plan expense decreases, however the postretirement plan expense is unaffected as this plan has no assets. For 2003, the assumed rate of return on plan assets in the pension plans was 7.5%. We revised this assumption to 8.0% for both 2004 and 2005 to more closely align with our actual and expected long-term rate of return on plan assets.
     Due to changes in health care costs over recent years, the health care trend assumption used in the development of the fiscal 2006 expense will be adjusted to better reflect the current and future cost environment. The health care trend assumption reflected in the December 31, 2005, SFAS No. 106 year-end disclosure, which will also be used in the development of fiscal 2006 expense, is 9.50%, decreasing 0.75% per year to an ultimate rate of 4.75% (reached in 2013).
     We believe the assumptions used in recording obligations under the plans are reasonable based on our prior experience, market conditions, and the advice of plan actuaries. See Note 12 to the consolidated financial statements for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for the past three years.
     As of December 31, 2005, the fair value of the pension plan assets of $759.8 million represented approximately 91% of the projected benefit obligation of our pension plans.
     Our pension gain for 2005 was $0.4 million and our expected pension cost for 2006 is $3.4 million. Our expense or gain for actual pension benefits in future periods will depend upon actual returns on plan assets and the key assumptions we use for future periods.
     We were not required to make cash contributions to our pension plans in 2005, nor will we be required to do so in 2006, due to a sufficient credit balance as determined by actuarial valuations. In accordance with current funding rules, this credit balance can be applied against the minimum funding requirements. In January 2005, Duquesne Light met its obligation, pursuant to the January 18, 2001 PUC order regarding Duquesne Light’s final generation asset sale proceeds accounting, by contributing $32.1 million to the pension plans. Also, in January and February of 2006, Duquesne Light made aggregate discretionary contributions of $20 million to the pension plans.
     Income Taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we use the liability method in computing deferred taxes on all differences between book and tax bases of assets and liabilities. These book/tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. The deferred tax liability or asset is also adjusted in the period of enactment for the effect of changes in tax laws or rates. Our overall effective tax rate is significantly reduced by the income tax credits generated from our synthetic fuel, landfill gas and affordable housing investments.
     We file a consolidated U.S. federal income tax return with our subsidiaries, all of whom participate in an intercompany tax sharing arrangement which generally provides that taxable income for each subsidiary be calculated as if it filed a separate return.
     Duquesne Light recognizes a regulatory asset for deferred tax liabilities that are expected to be recovered through rates. The difference in the provision for deferred income taxes related to depreciation of electric plant in service and the amount that otherwise would be recorded under generally accepted accounting principles is deferred and included in regulatory assets on the consolidated balance sheets. (See Note 1.)
     Derivative Instruments. In the normal course of business, we have entered into various contracts to mitigate risks associated with fluctuations in market prices of electricity supply, pipeline quality landfill gas sales and interest rates that are accounted for as derivatives under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The contracts are in compliance with a Board-approved risk management policy that permits transactions for the prudent management of market related risks, and precludes any speculative transactions. The contracts that are determined to fall within the scope of SFAS No. 133, and that are required to be recorded at fair value, are included as derivative assets and liabilities on the consolidated balance sheets. Changes in fair value, except those related to derivative instruments designated as cash flow hedges, are accounted for using mark-to-market accounting and are included currently in earnings in each reporting period until the contracts are ultimately settled.
     Management’s expectations and intentions are key factors in determining the appropriate accounting for a derivative instrument, and as a result, such expectations and intentions are formally documented at inception. Management continues to evaluate these initial expectations and intentions as they relate to the underlying contract on an ongoing basis. Cash flow hedge accounting treatment may be used for contracts used to buy or sell a commodity at a fixed price for future delivery corresponding with anticipated physical sales or purchases or to lock in current interest rates on existing or planned debt issuances. Fair value hedge accounting may be used to hedge the risk that the fair value of specific assets and liabilities or specific firm commitments may change between inception and anticipated delivery date. To the extent that the hedge is fully effective in offsetting the transaction being hedged, there is no impact on earnings prior to settlement of the hedge. In addition, we apply the normal purchases and sales exemption, provided by SFAS No. 133, to certain contracts. The normal purchases and sales exemption provides that no recognition of the contract’s fair value in the consolidated financial statements is required until the settlement of the contract.
     The fair values of contracts are estimated through the use of valuation models using quoted market prices, when available. Such estimates require significant judgment as to assumptions and valuation methodologies deemed appropriate by management. Actual future results may vary from those assumptions utilized in the valuation models. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the fair value of derivative instruments.
     Contingent Liabilities. We establish reserves for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount can be reasonably estimated. Reserves for contingent liabilities are based upon management’s assumptions and estimates, advice of legal counsel, or other third parties regarding the probable outcomes of the matter. Should additional information become known, or circumstances change with respect to the likelihood or amount of loss indicating that the ultimate outcome will differ from the estimates, revisions to the estimated reserves for contingent liabilities would be recognized in income in that period. Such contingent liabilities include, but are not limited to, restructuring liabilities (see Note 9), income tax matters (see Note 10), and other commitments and contingencies (see Note 13).
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and temporary cash investments increased $16.5 million, or 26.3%, from $62.7 million at December 31, 2004 to $79.2 million at December 31, 2005. Duquesne Light had a $135.8 million investment in the DQE Capital cash pool at December 31, 2004, exited the cash pool during 2005, and as of December 31, 2005, had cash of $76.1 million. We require cash principally for day-to-day operations, energy purchases, debt service, capital expenditures and dividends. We have historically financed our cash needs primarily from cash from operations, debt and equity issuances, asset sales and bank or commercial paper borrowings. Duquesne Light has historically financed its cash needs with cash from operations, capital contributions received from Holdings, debt issuances, and bank or commercial paper borrowings.
     Cash Flows from Operating Activity. Cash flows from operating activities at Holdings were $119.7 million in 2005, compared to $178.3 million in 2004. Cash flows from operating activities at Duquesne Light were $81.9 million in 2005, compared to $112.2 million in 2004. Net cash provided from operating activities in 2005 was reduced by the $32.1 million contribution Duquesne Light made to its pension plans in the first quarter of 2005.
     Cash Flows from Investing Activity. In 2005, 2004 and 2003, Duquesne Light’s capital expenditures were $153.9 million (with $21.7 million of this amount reflected as a non-cash increase in accounts payable), $83.5 million and $76.1 million for electric utility construction. In addition, Holdings’ incremental capital expenditures were $3.7 million, $2.9 million and $1.9 million in 2005, 2004 and 2003 relating to our other business lines and other investments.
     During 2005, we received $61 million of proceeds from dispositions of investments/assets, primarily leverage lease investments and energy facility management projects.
     Duquesne Light received $250 million from Holdings as repayment of an intercompany note during 2005, and exited the DQE Capital cash pool.
     Cash Flows from Financing Activity. During August 2005, Holdings issued $200 million of 5.5% senior notes due August 15, 2015 and $120 million of 6.25% senior notes due August 15, 2035. Proceeds were used to repay the $250 million intercompany loan with Duquesne Light and approximately $37 million of variable rate borrowings under Holdings’ credit facility. The remaining balance was used for general corporate purposes. As of December 31, 2005, Holdings had $40 million of borrowings outstanding under the revolving credit facility.
     Duquesne Light used the proceeds received from the repayment of Holdings’ intercompany loan plus available cash to purchase at par upon mandatory tender $320.1 million of variable rate Pollution Control Revenue Refunding Bonds (PCRBs) with maturity dates ranging from 2020 to 2033. This purchase was in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and is presented on Duquesne Light’s balance sheet as an extinguishment of debt, because Duquesne Light is the primary obligor of the PCRBs. Duquesne Light plans to sell all of the PCRBs at future dates to refinance higher cost securities, fund infrastructure investments, and for general corporate purposes.
     Holdings paid cash dividends on common and preferred stock of $67.1 million, $66.0 million and $64.4 million in 2005, 2004, and 2003. These amounts are net of the cash received back from our shareholders who participate in our dividend reinvestment plan.
     Duquesne Light paid cash dividends on common and preferred stock of $28.4 million, $76.9 million, and $72.8 million in 2005, 2004 and 2003. During 2005, Duquesne Light embarked on a significant capital expenditure program, and began retaining more of its earnings than in prior years. Also during 2005, Holdings contributed $82.5 million to Duquesne Light Company in support of the capital expenditure program.
Financing Plan
     We estimate that for the period from 2006 through 2007, Duquesne Light’s capital expenditures will be approximately $350 to $400 million for electric utility construction related to transmission and distribution infrastructure. During 2006 through 2007, Holdings is expected to spend approximately $200 million to $250 million, primarily related to investments in the Keystone and Conemaugh power stations (including acquisition costs) and landfill gas facilities.
     We plan to issue debt and equity securities and to borrow under our credit facilities to provide equity contributions to Duquesne Light and to fund our investments. Duquesne Light plans to use a combination of parent equity contributions, sale of debt securities and credit-facility borrowings to fund its capital expenditures and cash needs.
     On October 18, 2005, we filed a shelf registration statement for up to $400 million of preferred stock, common stock, stock purchase contracts, stock purchase units, warrants and debt securities, to be issued from time to time. Our ability to issue such securities will depend on, among other things, market demand, interest rates, and corporate strategy. We expect to use a substantial portion of the registered securities during 2006 to fund our planned expenditures.
Liquidity
     We believe that cash on hand, access to debt and equity capital markets, and bank borrowing capacity continue to provide sufficient resources to fund our ongoing operating requirements, capital expenditures and investments.
     Available cash at all subsidiaries, including Duquesne Light, has historically been deposited in the DQE Capital cash pool. Duquesne Light’s investments in or withdrawals from this cash pool have been reflected as cash flows from investing activities on its consolidated statements of cash flows. Duquesne Light began investing its cash outside of the cash pool during the fourth quarter of 2005.
     Bank Credit Facilities. Prior to July 27, 2005 Holdings and Duquesne Light maintained unsecured credit facilities (Prior Revolvers) expiring in September 2007, Holdings for $175 million and Duquesne Light for $100 million. On July 27, 2005 the Prior Revolvers were amended and extended to July 2010 (2005 Revolvers). Holdings 2005 Revolver was for $200 million and Duquesne Light’s 2005 Revolver was for $100 million. Both 2005 Revolvers permit borrowings at interest rates of LIBOR (plus a margin of 0.40% to 1.00%) or an alternate base rate, as defined in the credit facilities. Both 2005 Revolvers have commitment fees applicable to the remaining available amount. Interest rates and commitment fees are based on the borrower’s then-current senior unsecured credit rating. Both 2005 Revolvers are subject to cross-default if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $50 million. Undrawn amounts under both 2005 Revolvers are fully available for the issuance of letters of credit.
     Under our Prior Revolvers and 2005 Revolvers, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a debt-

to-capitalization ratio of not more than 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum interest coverage ratio of 2-to-1, as defined in the facilities. As of December 31, 2005, we were in compliance with the applicable covenants.
     As of December 31, 2005, our total borrowing capacity under our 2005 Revolvers and the use of this borrowing capacity were as follows:

	Committed		LOCs	Available
	Capacity	Borrowed	Issued	Capacity

Holdings	$200.0	$40.0	$71.4	$88.6
Duquesne Light	100.0	—	8.2	91.8

Total	$300.0	$40.0	$79.6	$180.4

     During 2005, the maximum amount of credit facility borrowings outstanding was $50 million (all at Holdings), the average daily borrowings were $4.8 million and the weighted average daily interest rate was 4.2%. As of December 31, 2005, Holdings had $18.2 million of outstanding letters of credit (LOCs) (including $12.7 million at Duquesne Light) unrelated to the credit facilities.
     On January 31, 2006, Holdings and Duquesne Light amended their credit facilities, increasing the borrowing capacity of each by $50 million. As of January 31, 2006, our total borrowing capacity under our credit facilities and the use of this borrowing capacity were as follows:

	Committed		LOCs	Available
	Capacity	Borrowed	Issued	Capacity

Holdings	$250.0	$60.0	$76.4	$113.6
Duquesne Light	150.0	—	8.2	141.8

Total	$400.0	$60.0	$84.6	$255.4

     In addition, as of January 31, 2006, Holdings had $18.2 million of outstanding LOCs (including $12.7 million at Duquesne Light) unrelated to the credit facilities.
     Current Maturities of Long-Term Debt. None of Duquesne Light’s long-term debt is scheduled to mature before 2008. The Holdings’ current maturities represent scheduled principal payments on other long-term debt.
     Ratings Triggers. Holdings and its subsidiaries do not have material liquidity exposures caused by a ratings downgrade below “investment grade” that would accelerate the due dates of borrowings or cause collateral to be posted under Duquesne Power’s power purchase agreements. Under one of its surety bond agreements, Holdings has a requirement to post letters of credit in the event its debt ratings fall below investment grade. At December 31, 2005, the letters of credit posting requirement would have been approximately $28 million if our ratings had been below investment grade.
OFF-BALANCE SHEET ARRANGEMENTS
     Except for the guarantees discussed in Note 13, neither Holdings nor Duquesne Light has any material off-balance sheet arrangements. As a wholly owned subsidiary of Holdings, Duquesne Light is involved in various transactions with affiliates. (See Notes 1 and 18.)

Contractual Obligations and Commitments
     As of December 31, 2005, we have certain contractual obligations and commitments that extend into and beyond 2006, the amounts of which are set forth in the following table:
Payments Due By Period

	(Millions of Dollars)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-Term Borrowings	$40.0	$40.0	$—	$—	$—
Long-Term Debt – Principal
Duquesne Light	637.9	—	40.0	—	597.9
Holdings and Other Affiliates (a)	321.6	0.3	0.6	0.6	320.1
Long-Term Debt — Interest
Duquesne Light	389.9	38.2	74.2	71.2	206.3
Holdings and Other Affiliates	323.6	18.6	37.1	37.0	230.9
Energy Commodity Contracts	799.4	421.7	377.7	—	—
Operating Leases
Duquesne Light	23.8	4.6	8.1	7.6	3.5
Other Affiliates	3.1	0.5	1.1	1.0	0.5
IRS Settlement Payment	53.6	53.6	—	—	—
Landfill Gas Contractual Obligation	7.4	7.4	—	—	—
Legacy Liability Obligations – Duquesne Light	29.8	1.6	2.4	2.0	23.8
Restructuring – Duquesne Light	0.8	0.8	—	—	—

Total	$2,630.9	$587.3	$541.2	$119.4	$1,383.0

(a)	Includes current maturities.
RATE MATTERS
Distribution Rate Case and Transmission Rate Case
     As a regulated utility, Duquesne Light may only change its distribution rates or transmission rates by applying, through the rate case process, to the PUC or the FERC for approval. The goal of a rate case is to establish customer rates such that the utility (i) recovers its costs of providing the service, (ii) recovers its costs of investing in the transmission and/or distribution infrastructure, and (iii) earns a reasonable and fair return on that investment. During a rate case, the utility must prove that its proposed rate increase is needed by showing its costs during a given test year. The utility’s costs and expenditures are reviewed and challenged during this process. A rate case also considers a utility’s rate of return on its investment, as well as its costs of financing, in order to derive its annual revenue requirement. The rates ultimately set are intended to give the utility a reasonable chance to achieve its revenue requirement.
     Since customer choice was instituted in Pennsylvania in 1996, rate caps have prevented recovery of any new investment in transmission and distribution. The last Duquesne Light rate case involving transmission and distribution costs dates back to 1987. Our transmission and distribution rate freeze expired at the end of 2003. Duquesne Light expects to file a request for a distribution rate increase with the PUC in March 2006. The PUC has nine months from the date of the filing to render a decision. If approved, the new distribution rates are expected to go into effect in January 2007. Duquesne Light cannot predict the amount of the rate increase that will ultimately be approved by the PUC. We also plan to file a transmission rate case with the FERC later in 2006.
Seams Elimination Charge Adjustment
     See Item 1A. Risk Factors, “Our financial obligations under the Seams Elimination Charge Adjustment remain uncertain.”
FORWARD-LOOKING STATEMENTS
     The preceding sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements, the results of which may materially differ from those implied due to known and unknown risks and uncertainties, some of which are discussed below.
•	Cash flow, earnings, earnings growth, capitalization, capital expenditures and dividends will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Demand for and pricing of electricity and landfill gas, changing market conditions, and weather conditions could affect earnings levels.

•	Duquesne Light’s earnings will be affected by the number of customers who choose to receive electric generation through POLR III, by our ability to negotiate appropriate terms with suitable generation suppliers, and by the performance of these suppliers.

•	Projected POLR supply requirements will depend on POLR customer retention, which in turn may depend on market generation prices, as well as the marketing efforts of competing generation suppliers.

•	Distribution rate base and earnings will depend on the ultimate structure of our distribution rate case, which in turn will be subject to PUC review and approval. Transmission rate base and earnings will depend on the ultimate structure of our transmission rate case, which in turn will be subject to FERC review and approval. Earnings will also be affected by rate base, equity and allowed return levels.

•	RTO rules and FERC-mandated transmission charges could affect earnings.

•	Changes in electric energy prices could affect earnings as the fair value of our energy commodity contracts fluctuates.

•	The amount and timing of any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The amount and timing of any securities issuance (debt or equity) will depend on financial market performance and the need for funds.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, access to capital markets and liquidity.

•	Changes in synthetic fuel plant operations owned by a single customer could affect DES’ earnings.

•	Competition, operating costs and gas prices could affect earnings and expansion plans in our landfill gas business, as well as the anticipated operating life of our landfill gas sites.

•	Earnings with respect to synthetic fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued availability of, and compliance with the requirements for, applicable federal tax credits. The availability of synthetic fuel and landfill gas tax credits depends in part on the average well-head price per barrel of domestic crude oil.

•	Demand for dark fiber will affect DQE Communications’ earnings.

•	The final resolution of proposed adjustments regarding state income tax liabilities (which could depend on negotiations with the appropriate authorities) could affect financial position, earnings, and cash flows.

•	Overall performance by Holdings and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in Holdings’ SEC filings made to date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
     Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.
     Both Holdings and Duquesne Light have potential market risk exposures to interest rate risk and credit/default risk. Holdings also faces the risks related to commodity prices and the potential of Section 29 tax credit phase-out. Holdings and Duquesne Light have risk management procedures to monitor and assist in controlling these market risks and may use derivative and other instruments to manage some of these exposures.
Interest Rate Risk.
     Currently, neither Holdings nor Duquesne Light have any variable interest rate debt outstanding. As of December 31, 2004, the variable interest rate debt for Holdings and for Duquesne Light was $320.1 million, which represented approximately 33.5% of both Holdings’ and Duquesne Light’s long-term debt. This variable rate debt was low-cost, tax-exempt debt with an average variable interest rate of 1.6% for the year ended December 31, 2004. A 10% increase in interest rates would have affected both Holdings’ and Duquesne Light’s variable rate debt obligations by increasing interest expense by approximately $0.6 million for the year ended December 31, 2004. We manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a range of maturity dates. A 10% reduction in interest rates would have increased the market value of fixed-rate debt by approximately $47.2 million for Holdings and $27.9 million for Duquesne Light as of December 31, 2005 and approximately $29 million for both Holdings and Duquesne Light as of December 31, 2004. Such changes would not have had a significant near-term effect on our future earnings or cash flows.
Commodity Price Risk.
     We are exposed to commodity price risk arising from market price fluctuations in electricity supply and for sales of pipeline quality landfill gas. We manage these risks by entering into various fixed price contracts as part of our overall board approved risk management strategy.

     Electricity Supply. We mitigate this risk by entering into energy commodity contracts, principally through Duquesne Power, for anticipated electricity supply obligations within a range of probabilities based on historical customer retention rates and switching trends along with projected forward energy prices.
     The energy commodity contracts have primarily been structured to begin and end during the POLR III time period. The net result of these transactions is that, as of December 31, 2005, Duquesne Power had secured a substantial portion of the combined expected load obligation for its full-requirements contracts with Duquesne Light and DLE.
     If Duquesne Power does not enter into contracts for the remaining portion of its anticipated obligations, it will acquire the necessary supply through spot market purchases, and will therefore be exposed to market risk. Assuming Duquesne Power were to make such spot market purchases, we performed a sensitivity analysis using a hypothetical 10% change in the projected forward market prices of electricity supply in our valuation model. The analysis indicated that such market movements would change the projected cost of acquiring electricity supply by approximately $13 million as of December 31, 2005 and approximately $12 million as of December 31, 2004 for the POLR III period through 2007. The projected forward market prices used in our valuation model are derived from broker quotes for the applicable delivery points for both on-peak and off-peak power. Our valuation model seasonalizes annual or quarterly prices based on historical trends. Actual costs in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.
     The fair value of the sale contracts and certain purchase contracts that are classified as derivative instruments, is recorded as derivative assets or liabilities in the consolidated financial statements.
     The derivative energy contracts are exposed to commodity price risk based on price changes in the forward energy market. Therefore, as the forward market prices change, so will the fair value of these contracts. A hypothetical 10% change in the projected forward market prices of electricity supply would increase or decrease the fair value of our derivative energy contracts by approximately $13 million (including $2 million related to our mark-to-market energy contracts) as of December 31, 2005 and approximately $20 million (all mark-to-market energy contracts) as of December 31, 2004. The amounts related to our mark-to-market energy contracts would also result in an increase or decrease to purchased power expense.
     As a result of fixed POLR prices for our residential and small commercial customers through December 31, 2007, and customers being able to initiate switches to and from POLR service, we have an additional risk of loss. Specifically, customers could opt for POLR service in a period of high energy prices or leave POLR service for an alternative generation supplier in a period of low energy prices. Significant changes in customer switching behavior could cause Duquesne Power’s energy supply portfolio to be disproportionate to its full requirements obligations to Duquesne Light and DLE. Accordingly, Duquesne Power could be required to purchase or sell power in periods of high or low prices which could result in a loss.
     During the third quarter of 2005, one alternative supplier notified Duquesne Light that their customers would be returning to POLR service beginning in the fourth quarter of 2005. Had these customers been served under the POLR arrangement during 2005, the POLR retention for residential and small commercial customers would have increased approximately one percentage point. Now that these customers have returned to POLR service, one alternative supplier serves essentially all of the residential customers that are not currently on POLR service. This supplier recently announced a significant increase in its rates. Should all of these residential customers return to POLR service, the POLR retention for residential and small commercial customers would increase approximately ten percentage points.
     Landfill Gas Sales. Revenues from our pipeline quality landfill gas operations are based on current market prices of natural gas as calculated by the terms of the individual contracts. Recent increases in natural gas prices over historical levels have resulted in the realization of increased profits from this line of business. In order to mitigate this exposure to fluctuations in market prices of natural gas, during 2005 we entered into a cash flow hedge for a portion of our anticipated 2006 sales. For the remaining anticipated 2006 sales, a hypothetical 10% change in the projected forward market prices of natural gas in our valuation model would not materially change projected revenues from pipeline quality landfill gas for 2006. The forward market prices used in our valuation model are derived from quoted market prices for the applicable pricing points. Actual costs in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.
Credit/Default Risk.
     Our credit risk is the exposure to the possibility of economic loss that would occur as a result of nonperformance by counter-parties of their contractual obligations.
     Duquesne Power has entered into fixed-price energy contracts and unforced capacity credit agreements. As of December 31, 2005 all of the suppliers are investment grade.
     As of December 31, 2005, Duquesne Power has contracted to purchase from one supplier approximately 37% and 33% of the notional values of the energy commodity contracts for the years ended December 31, 2006 and 2007. Duquesne Power has also contracted to purchase from one additional supplier approximately 27% of the notional value of the energy commodity contracts for 2007. No other supplier represents as much as 20% for each of the respective years.
     Duquesne Power’s energy commodity contracts contain certain provisions designed to mitigate potential losses by requiring collateral to be posted by either party depending on changes in energy or capacity prices. As of January 31, 2006, no collateral was required to be posted under these contracts.
     Duquesne Light purchases energy and capacity, beginning January 1, 2005, under a full-requirements contract from two investment grade suppliers for sale to its large commercial and industrial customers receiving fixed-price POLR III service. Duquesne Light’s contracts only require collateral to be posted by the counter-party. As of January 31, 2006, no collateral was required to be posted under these contracts.
     In addition to collateral postings, supplier default risk is further mitigated by accelerated damage payment terms. If a supplier fails to deliver the contracted power, we may exercise our right to force the supplier to compensate us for the difference between the market price and the contracted price of power. If such supplier would fail to make the accelerated damage payments, the supplier would be in default and we would be permitted to apply any funds due that supplier against our excess energy costs.
     Other than large commercial and industrial POLR III customers on hourly-priced service, Duquesne Light is obligated to serve its POLR III customers at fixed rates. Duquesne Power is also contractually obligated to serve its customers, Duquesne Light and DLE, at fixed rates. If an energy supplier to Duquesne Light or Duquesne Power were to default on its contract, we could potentially be acquiring energy and/or capacity at a cost in excess of our revenues, resulting in a loss, if the collateral provisions were not sufficient to cover such excess.
     If this would occur it is uncertain, under the current PUC-approved POLR III arrangement, that Duquesne Light could pass any additional costs related to these energy and capacity purchases on to its customers.
Tax Credit Phase-Out.
     Section 29 tax credits are subject to a phase-out provision that reduces tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range.
     The 2005 phase-out range will be calculated using inflation rates published in 2006 by the IRS, but based on the average wellhead price to date we do not anticipate that there will be a phase-out of tax credits in 2005.There was no phase-out in 2004.
     If domestic crude oil prices stay at a high level in 2006 and/or 2007, the estimated annual tax credits to be generated from DQE Financial’s landfill gas operations and investment in a synthetic fuel partnership of approximately $18 million, as well as Duquesne Energy Solutions’ estimated annual after-tax earnings of approximately $20 million from its synthetic fuel facilities management contract may be substantially reduced or eliminated. However, due to significant levels of tax credit carry-forwards existing at Holdings, the potential phase-out of DQE Financial’s tax credits in 2006 and 2007 would not adversely impact our cash flow in those years. Based upon our evaluation, we have thus far determined not to enter into hedging arrangements to reduce this potential exposure.
     In addition, as of December 31, 2005, we have certain tangible and intangible assets related to DQE Financial’s landfill gas operations with a net book value of approximately $5.4 million that may become impaired if domestic crude oil prices continue to increase in the future. As of December 31, 2005, we have no net book value related to synthetic fuel assets or investments.

Item 8.	Consolidated Financial Statements and Supplementary Data.
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Duquesne Light Holdings, Inc.:
     We have audited the accompanying consolidated balance sheets of Duquesne Light Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, common shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Holdings, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 6, 2006
To the Board of Directors and Shareholder of Duquesne Light Company:
     We have audited the accompanying consolidated balance sheets of Duquesne Light Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, common shareholder’s equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Company and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 6, 2006

Duquesne Light Holdings, Inc.
Consolidated Statements of Income

	(All Amounts in Millions,
	Except Per Share Amounts)
	Year Ended December 31,
	2005	2004	2003

Operating Revenues:
Retail sales of electricity	$772.6	$761.8	$780.8
Other	149.6	135.5	122.0

Total Operating Revenues	922.2	897.3	902.8

Operating Expenses:
Purchased power	366.8	382.0	393.7
Other operating and maintenance	250.1	224.4	221.8
Acquisition termination cost (Note 3)	—	8.3	—
Depreciation and amortization	82.3	83.4	87.3
Taxes other than income taxes	54.0	48.5	49.1
Other (Note 3)	(9.3)	—	—

Total Operating Expenses	743.9	746.6	751.9

Operating Income	178.3	150.7	150.9
Investment and Other Income	40.1	12.7	34.4
Interest and Other Charges	(62.6)	(63.0)	(74.4)

Income from Continuing Operations Before Income Taxes and Limited Partners’ Interest	155.8	100.4	110.9
Income Tax Expense	(53.0)	(20.6)	(17.7)
Benefit from Limited Partners’ Interest	10.1	7.4	—

Income from Continuing Operations	112.9	87.2	93.2
Income (Loss) from Discontinued Operations – Net (Note 17)	1.3	(0.2)	82.7

Net Income	114.2	87.0	175.9
Dividends on Preferred Stock (Note 15)	—	—	0.4

Earnings Available for Common Stock	$114.2	$87.0	$175.5

Average Number of Common Shares Outstanding	77.7	76.4	75.0

Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$1.45	$1.14	$1.24
Earnings from Discontinued Operations	0.02	—	1.10

Basic Earnings Per Share of Common Stock	$1.47	$1.14	$2.34

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$1.45	$1.14	$1.22
Earnings from Discontinued Operations	0.02	—	1.07

Diluted Earnings Per Share of Common Stock	$1.47	$1.14	$2.29

Dividends Declared Per Share of Common Stock	$1.00	$1.00	$1.00

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.
Consolidated Balance Sheets

		(Millions of Dollars)
		As of December 31,
	2005	2004

Assets
Current Assets:
Cash and temporary cash investments	$79.2	$62.7

Receivables:
Electric customers	76.2	75.8
Unbilled electric customers	32.1	31.3
Other	27.1	26.5
Less: Allowance for uncollectible accounts	(21.1)	(18.1)

Total Receivables – Net	114.3	115.5

Materials and supplies (at average cost)	18.1	14.6
Derivative instruments	43.3	0.8
Deferred income taxes — net	28.9	—
Other	8.4	27.2
Discontinued operations	1.7	—

Total Current Assets	293.9	220.8

Long-Term Investments:
Leases	505.8	512.1
Gas rights and related investments	9.9	16.9
Affordable housing	31.5	42.9
Other	2.7	8.0

Total Long-Term Investments	549.9	579.9

Property, Plant and Equipment:
Electric plant in service	2,176.7	2,052.9
Construction work in progress – electric	59.1	67.9
Fiber optic network	32.9	30.1
Other energy facilities	21.1	28.3
Landfill gas equipment	19.0	22.2
Other	6.8	9.0

Gross property plant and equipment	2,315.6	2,210.4
Less: Accumulated depreciation and amortization	(773.5)	(751.0)

Property, Plant and Equipment – Net	1,542.1	1,459.4

Other Non-Current Assets:
Regulatory assets	300.0	295.1
Prepaid pension cost	31.2	26.1
Intangible assets	52.4	16.3
Other	51.1	35.2

Total Other Non-Current Assets	434.7	372.7

Total Assets	$2,820.6	$2,632.8

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.
Consolidated Balance Sheets

		(Millions of Dollars)
		As of December 31,
	2005	2004

Liabilities and Capitalization
Current Liabilities:
Short-term debt and current debt maturities	$40.3	$0.2
Accounts payable	93.0	91.7
Accrued taxes	64.6	33.8
Accrued compensation	20.0	18.1
Common stock dividends	20.0	19.5
Pension liability	20.0	—
Accrued interest	15.9	9.8
Other	42.2	33.7
Discontinued operations	2.5	3.4

Total Current Liabilities	318.5	210.2

Non-Current Liabilities:
Deferred income taxes – net	451.4	408.2
Deferred income	2.8	12.3
Pension liability	92.8	62.9
Other postretirement benefits	40.7	38.1
Legacy liabilities	29.8	32.1
Other	88.0	105.7

Total Non-Current Liabilities	705.5	659.3

Limited partners’ interest	35.4	48.0

Commitments and contingencies (Note 13)

Capitalization:
Long-term debt	957.8	958.0

Preferred and Preference Stock:
(aggregate involuntary liquidation value of $149.8 and $151.0):
Preferred stock of subsidiaries	136.6	136.6
Preference stock of subsidiaries	13.3	14.5

Total preferred and preference stock before deferred employee stock ownership plan (ESOP) benefit	149.9	151.1

Deferred ESOP benefit	(2.4)	(4.2)

Total Preferred and Preference Stock	147.5	146.9

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 shares)	1,200.5	1,206.7
Retained earnings	600.0	563.6
Treasury stock (at cost) (48,935,435 and 49,927,343 shares)	(1,132.5)	(1,157.3)
Unearned compensation (Note 12)	(1.8)	(2.6)
Accumulated other comprehensive loss	(10.3)	—

Total Common Shareholders’ Equity	655.9	610.4

Total Capitalization	1,761.2	1,715.3

Total Liabilities and Capitalization	$2,820.6	$2,632.8

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.
Consolidated Statements of Cash Flows

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Cash Flows From Operating Activities:
Net income	$114.2	$87.0	$175.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82.3	83.4	87.3
Bad debt expense	19.3	12.0	10.8
Derivative instruments	(8.8)	—	—
Impairment of long-lived assets	3.9	—	—
Acquisition termination cost	—	8.3	—
Capital lease and investment amortization	4.2	8.0	13.0
Investment income	(6.2)	(8.2)	(20.8)
Gain on disposition of investments/assets	(37.5)	—	(12.1)
Deferred taxes	17.4	9.2	(134.0)
Pension contribution	(32.1)	—	—
Other	(18.4)	(7.0)	(8.7)
Changes in working capital other than cash (Note 19)	(16.0)	(9.0)	(11.9)
Discontinued operations	(2.6)	(5.4)	(24.6)

Net Cash Provided from Operating Activities	119.7	178.3	74.9

Cash Flows From Investing Activities:
Proceeds from disposition of investments/assets	61.0	13.3	21.4
Long-term investments	(1.9)	(0.2)	(3.7)
Acquisitions	—	(8.4)	—
Capital expenditures	(135.9)	(86.4)	(78.0)
Other	(0.1)	(5.0)	6.4
Discontinued operations	1.0	(12.9)	194.9

Net Cash (Used in) Provided from Investing Activities	(75.9)	(99.6)	141.0

Cash Flows From Financing Activities:
Issuance of long-term debt obligations	320.0	200.0	—
Reductions of long-term debt obligations	(320.1)	(254.5)	(204.8)
Issuance of preferred stock	—	73.1	—
Revolving credit facility borrowings, net	40.0	—	—
Dividends on common and preferred stock (Note 16)	(67.1)	(66.0)	(64.4)
Repurchase of common and preferred stock	—	(0.9)	(6.0)
Other	(0.1)	6.7	(0.6)
Discontinued operations	—	(8.2)	(0.2)

Net Cash Used in Financing Activities	(27.3)	(49.8)	(276.0)

Net increase (decrease) in cash and temporary cash investments	16.5	28.9	(60.1)
Cash and temporary cash investments at beginning of year	62.7	33.8	93.9

Cash and temporary cash investments at end of year	$79.2	$62.7	$33.8

Supplemental Cash Flow Information

Cash paid during the year:
Interest (net of amount capitalized)	$44.2	$46.0	$67.7
Income taxes paid (refunded)	$34.7	$(5.6)	$86.1

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.
Consolidated Statements of Comprehensive Income

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Net income	$114.2	$87.0	$175.9
Other comprehensive loss:
Unrealized holding losses on securities, net of tax of $—, $— and $(0.3)	—	—	(0.4)
Unrealized holding gains on interest rate hedging instruments, net of tax of $3.0, $— and $—	4.2	—	—
Unrealized holding gains on cash flow hedging instruments, net of tax of $6.4, $— and $—	9.1	—	—
Minimum pension liability adjustment, net of tax of $(16.8), $— and $—	(23.6)	—	—

Other comprehensive loss	(10.3)	—	(0.4)

Reclassification adjustment for holding loss, net of tax	—	—	0.7

Comprehensive income	$103.9	$87.0	$176.2

See notes to consolidated financial statements.
Duquesne Light Holdings, Inc.
Consolidated Statements of Common Shareholders’ Equity

					Accumulated
					Other
	Common	Retained	Treasury	Unearned	Comprehensive
	Stock	Earnings	Stock	Compensation	Income	Total

Balances at December 31, 2002	$1,219.1	$452.9	$(1,219.1)	$—	$(0.3)	$452.6
Net Income	—	175.9	—	—	—	175.9
Dividends on common stock ($1/share)	—	(75.0)	—	—	—	(75.0)
Issuance of treasury stock	(10.4)	—	29.4	(3.4)	—	15.6
Other comprehensive income	—	—	—	—	0.3	0.3
Deferred incentive payments	1.5	—	—	—	—	1.5
Other	5.2	(0.7)	—	—	—	4.5

Balances at December 31, 2003	$1,215.4	$553.1	$(1,189.7)	$(3.4)	$—	$575.4

Net Income	—	87.0	—	—	—	87.0
Dividends on common stock ($1/share)	—	(76.5)	—	—	—	(76.5)
Issuance of treasury stock	(6.8)	—	32.4	0.8	—	26.4
Preferred stock issuance costs	(1.9)	—	—	—	—	(1.9)

Balances at December 31, 2004	$1,206.7	$563.6	$(1,157.3)	$(2.6)	$—	$610.4

Net Income	—	114.2	—	—	—	114.2
Dividends on common stock ($1/share)	—	(77.7)	—	—	—	(77.7)
Issuance of treasury stock	(6.4)	—	24.4	0.8	—	18.8
Other comprehensive loss	—	—	—	—	(10.3)	(10.3)
Other	0.2	(0.1)	0.4	—	—	0.5

Balances at December 31, 2005	$1,200.5	$600.0	$(1,132.5)	$(1.8)	$(10.3)	$655.9

See notes to consolidated financial statements.

Duquesne Light Company
Consolidated Statements of Income

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Retail sales of electricity	$723.2	$761.8	$780.8
Other	69.2	27.5	25.3

Total Operating Revenues	792.4	789.3	806.1

Operating Expenses:
Purchased power	366.8	382.0	393.7
Other operating and maintenance	157.2	138.0	129.5
Acquisition termination cost (Note 3)	—	8.3	—
Depreciation and amortization	71.8	71.4	76.4
Taxes other than income taxes	49.3	47.9	51.4

Total Operating Expenses	645.1	647.6	651.0

Operating Income	147.3	141.7	155.1
Investment and Other Income	16.2	16.6	20.3
Interest and Other Charges	(48.0)	(46.2)	(54.1)
Company Obligated Mandatorily Redeemable Preferred Securities Dividend Requirements (Note 14)	—	—	(6.3)

Income Before Income Taxes	115.5	112.1	115.0
Income Tax Expense	42.5	44.3	45.4

Net Income	73.0	67.8	69.6
Dividends on Preferred and Preference Stock	8.0	6.6	3.2

Earnings Available for Common Stock	$65.0	$61.2	$66.4

See notes to consolidated financial statements.

Duquesne Light Company
Consolidated Balance Sheets

		(Millions of Dollars)
		As of December 31,
	2005	2004

Assets
Current Assets:
Cash and temporary cash investments	$76.1	$—
Investment in DQE Capital cash pool	—	135.8

Receivables:
Electric customers	72.5	75.8
Unbilled electric customers	28.9	31.1
Other	9.9	10.1
Less: Allowance for uncollectible accounts	(20.8)	(17.9)

Total Receivables — Net	90.5	99.1

Affiliate Receivables:
Loan receivable from parent	—	250.0
Other	3.3	1.8

Total Affiliate Receivables	3.3	251.8

Materials and supplies (at average cost)	18.1	14.6
Deferred income taxes — net	14.4	—
Other	6.7	7.0

Total Current Assets	209.1	508.3

Long-Term Investments:
Investment in parent’s common stock	19.7	22.8
Other investments	2.5	2.8

Total Long-Term Investments	22.2	25.6

Property, Plant and Equipment:
Electric plant in service	2,176.7	2,052.9
Construction work in progress	59.1	67.9

Gross property, plant and equipment	2,235.8	2,120.8
Less: Accumulated depreciation and amortization	(738.5)	(714.5)

Property, Plant and Equipment – Net	1,497.3	1,406.3

Other Non-Current Assets:
Regulatory assets	300.0	295.1
Prepaid pension cost	31.2	26.1
Pension intangible asset	42.7	5.8
Other	20.6	25.8

Total Other Non-Current Assets	394.5	352.8

Total Assets	$2,123.1	$2,293.0

See notes to consolidated financial statements.

Duquesne Light Company
Consolidated Balance Sheets

		(Millions of Dollars)
		As of December 31,
	2005	2004

Liabilities and Capitalization
Current Liabilities:
Accounts payable	$46.8	$85.7
Payable to affiliates	42.6	4.4
Pension liability	20.0	—
Accrued compensation	17.9	17.0
Accrued interest	9.3	9.6
Other	12.7	14.2

Total Current Liabilities	149.3	130.9

Non-Current Liabilities:
Deferred income taxes – net	336.6	323.1
Pension liability	92.8	62.9
Other postretirement benefits	40.7	38.1
Legacy liabilities	29.8	32.1
Other	60.3	72.2

Total Non-Current Liabilities	560.2	528.4

Commitments and Contingencies (Note 13)

Capitalization:

Long-term debt	636.5	956.4

Preferred and Preference Stock:
(aggregate involuntary liquidation value of $148.8 and $150.0):
Non-redeemable preferred stock	135.6	135.6
Non-redeemable preference stock	13.3	14.5

Total preferred and preference stock before deferred ESOP benefit	148.9	150.1
Deferred ESOP benefit	(2.4)	(4.2)

Total Preferred and Preference Stock	146.5	145.9

Common Shareholder’s Equity:
Common stock (authorized – 90,000,000 shares; issued and outstanding – 10 shares)	—	—
Capital surplus	568.9	486.4
Retained earnings	88.2	46.0
Accumulated other comprehensive loss	(26.5)	(1.0)

Total Common Stockholder’s Equity	630.6	531.4

Total Capitalization	1,413.6	1,633.7

Total Liabilities and Capitalization	$2,123.1	$2,293.0

See notes to consolidated financial statements.

Duquesne Light Company
Consolidated Statements of Cash Flows

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Cash Flows From Operating Activities:
Net income	$73.0	$67.8	$69.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.8	71.4	76.4
Bad debt expense	19.1	11.9	10.2
Derivative instruments	(16.1)	—	—
Acquisition termination cost	—	8.3	—
Deferred taxes	12.6	3.5	(27.0)
Pension contribution	(32.1)	—	—
Other	(8.0)	4.1	0.7
Changes in working capital other than cash (Note 19)	(38.4)	(54.8)	(52.1)

Net Cash Provided from Operating Activities	81.9	112.2	77.8

Cash Flows From Investing Activities:
Construction expenditures	(132.2)	(83.5)	(76.1)
Investment in DQE Capital cash pool	135.8	(66.7)	276.8
Collection of loan to parent (Note 14)	250.0	—	—
Other	(1.6)	(7.3)	0.4

Net Cash Provided from (Used in) Investing Activities	252.0	(157.5)	201.1

Cash Flows From Financing Activities:
Issuance of long-term debt obligations	—	200.0	—
Issuance of preferred stock, net	—	73.1	—
Reductions of long-term debt obligations	(320.1)	(150.0)	(202.8)
Net borrowings under affiliate demand note	7.8	—	—
Equity contributions from parent	82.5	—	—
Dividends on common and preferred stock	(28.4)	(76.9)	(72.8)
Other	0.4	(0.9)	(3.3)

Net Cash (Used in) Provided from Financing Activities	(257.8)	45.3	(278.9)

Net increase in cash and temporary cash investments	76.1	—	—
Cash and temporary cash investments at beginning of year	—	—	—

Cash and temporary cash investments at end of year	$76.1	$—	$—

Supplemental Cash Flow Information

Cash paid during the year:
Interest (net of amount capitalized)	$45.0	$35.0	$45.6
Income taxes (Note 18)	$26.0	$84.0	$94.5

See notes to consolidated financial statements.

Duquesne Light Company
Consolidated Statements of Comprehensive Income

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Net income	$73.0	$67.8	$69.6
Other comprehensive (loss) income:
Unrealized holding gains on securities, net of tax of $(1.2), $0.2 and $1.6	(1.9)	0.4	2.3
Unrealized holding gains on cash flow hedging instruments, net of tax of $5.5, $— and $—	7.8	—	—
Minimum pension liability adjustment, net of tax of $(16.8), $— and $—	(23.6)	—	—

Other comprehensive (loss) income	(17.7)	0.4	2.3

Comprehensive income	$55.3	$68.2	$71.9

See notes to consolidated financial statements.
Duquesne Light Company
Consolidated Statement of Common Shareholder’s Equity

			Accumulated
			Other
	Capital	Retained	Comprehensive
	Surplus	Earnings	Loss	Total

Balances at December 31, 2002	$483.3	$41.4	$(3.7)	$521.0
Net Income	—	69.6	—	69.6
Dividends on common stock	—	(65.0)	—	(65.0)
Dividends on preferred and preference stock (See Note 15)	—	(3.2)	—	(3.2)
Other comprehensive income	—	—	2.3	2.3
Other	5.3	0.1	—	5.4

Balances at December 31, 2003	$488.6	$42.9	$(1.4)	$530.1

Net Income	—	67.8	—	67.8
Dividends on common stock	—	(58.0)	—	(58.0)
Dividends on preferred and preference stock (See Note 15)	—	(6.6)	—	(6.6)
Other comprehensive income	—	—	0.4	0.4
Preferred stock issuance costs	(1.9)	—	—	(1.9)
Other	(0.3)	(0.1)	—	(0.4)

Balances at December 31, 2004	$486.4	$46.0	$(1.0)	$531.4

Net Income	—	73.0	—	73.0
Dividends on common stock	—	(13.0)	—	(13.0)
Dividends on preferred and preference stock (See Note 15)	—	(8.0)	—	(8.0)
Transfer subsidiary to parent	—	(9.9)	(7.8)	(17.7)
Other comprehensive income	—	—	(17.7)	(17.7)
Equity contributions from parent	82.5	—	—	82.5
Other	—	0.1	—	0.1

Balances at December 31, 2005	$568.9	$88.2	$(26.5)	$630.6

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following Notes present information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light). Information on Holdings and its subsidiaries (not including Duquesne Light and its subsidiaries) shall not be deemed to be included as part of Duquesne Light’s Notes. Specifically, information on the Energy Solutions, Financial and Communications business segments, the all other category, and discontinued operations is not so included.
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
Continuing Operations
     Duquesne Light is an electric utility engaged in the supply (through its provider-of-last-resort service (POLR)), transmission and distribution of electric energy.
     Duquesne Power, LLC (formerly Duquesne Power, L.P.), an unregulated subsidiary, maintains a portfolio of energy commodity contracts to provide full-requirements energy supply contracts for both (i) Duquesne Light’s residential and small commercial POLR customers and (ii) Duquesne Light Energy, LLC’s large commercial and industrial customers. These energy commodity contracts are with unrelated parties and include payment guarantees from Holdings. This entity was a subsidiary of Duquesne Light until December 31, 2005, at which time ownership was transferred to another Holdings subsidiary. The transfer of Duquesne Power, at recorded book value, was completed to strategically align our unregulated businesses outside of Duquesne Light in order to provide flexibility to capitalize on future supply opportunities. The transfer will effectively eliminate the net income included in Duquesne Light’s supply segment. The Holdings supply segment will not be affected by the realignment.
     Duquesne Light Energy, LLC (DLE) is an unregulated, competitive, retail electric generation supplier that offers customized solutions tailored to meet its customers’ specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory.
     Duquesne Energy Solutions, LLC (DES) is an energy facilities management company that provides energy outsourcing solutions including operation and maintenance of synthetic fuel and energy facilities. During 2005, DES sold three investments in on-site energy facility management projects.
     DQE Financial Corp. owns, operates and maintains landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.
     DQE Communications, Inc. owns, operates and maintains a high-speed, fiber optic based metropolitan network, and leases dark fiber from the network to commercial, industrial and academic customers.
     DQE Capital Corporation provides financing to Holdings for use with its affiliates.
Discontinued Operations
     During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets, pursuant to agreements entered into in 2002. We sold the propane distribution business of our subsidiary, Pro Am, Inc. in December 2002. (See Note 17.)
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
     As a result of Duquesne Light’s PUC-approved restructuring plan in 1998, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Pursuant to the PUC’s final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs were being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services. This collection period ended in the third quarter of 2005 when the remaining CTC balance was collected from the last customer class. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note 2.)
Regulatory Assets as of December 31,

		(Millions of Dollars)
	2005	2004

Regulatory tax receivables	$224.7	$218.5
Unamortized debt costs	48.8	49.3
Transition costs	—	4.7
Deferred employee costs	11.5	11.3
SECA charges (a)	6.4	—
Other	8.6	11.3

Total	$300.0	$295.1

(a)	Seams elimination charge adjustment
The majority of these assets are currently being recovered over a period of approximately 30 years and are not earning a rate of return.
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
     DES relies on a single customer, who owns several synthetic fuel facilities for substantially all of its revenues and earnings.
REVENUES FROM UTILITY SALES
     Duquesne Light’s meters are read monthly, and electric utility customers are billed on the same basis. Revenues reflect actual customer usage in an accounting period, regardless of when billed.
     Electricity sales revenue includes related excise and other taxes, primarily gross receipts taxes, that are collected from ratepayers and remitted to the appropriate taxing agency. These taxes are recorded in a taxes payable account at the time of sale and as an expense in taxes other than income taxes. The payable is relieved when payment is made to the appropriate taxing agency. The excise and other taxes recorded in Holdings revenue were approximately $42 million, $42 million and $43 million in 2005, 2004 and 2003 and $39 million, $42 million and $43 million at Duquesne Light for the same period.
OTHER OPERATING REVENUES
     Duquesne Light’s other operating revenues include rental fees from third parties who have cable or other equipment attached to its utility poles and transmission towers, or who have cable included in its underground ducts. Also included are transmission fees charged to others that use Duquesne Light’s transmission system and late payment and other customer fees. Duquesne Light’s other operating revenues also include short-term sales to other utilities made at market rates resulting from excess daily deliveries to Duquesne Light’s electricity delivery system, and in 2005, sales of electricity from Duquesne Power to Duquesne Light Energy under its full requirements contract, which are eliminated in consolidation at Holdings.
     Holdings’ other operating revenues also include revenues from the sale of landfill gas and landfill gas site related services, revenues from facility management services for synthetic fuel, industrial and airport customers and revenues from the rental of dark fiber from our fiber optic based network.
OTHER INCOME
     Duquesne Light’s other income consists primarily of interest income from the loan receivable from Holdings, until its repayment in the third quarter of 2005, and the investment in the DQE Capital cash pool (discussed below) until November 2005. This interest income is eliminated in the consolidated statements of income of Holdings with the associated interest expense of Holdings and DQE Capital. Gains or losses resulting from the disposition of certain assets are also included here.
     Holdings other income consists primarily of income from long-term investments, and various other gains or losses, including gains and losses related to the disposition of certain assets. On March 31, 2004, we adopted FIN 46R and began consolidating seven low-income housing development guarantee funds, in which we own a 1% general partner interest. Beginning April 1, 2004, the results of these seven funds are included in our consolidated results and are reflected as a decrease in other income offset by the benefit from limited partners’ interest.
STOCK-BASED COMPENSATION
     We continue to account for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of Holdings common stock at the date of the grant over the amount an employee must pay to acquire the stock and is spread over the vesting period, as applicable. For stock-based compensation with specified performance criteria, compensation cost is generally recognized as the excess, if any, of the quoted market price of Holdings common stock at the date the specified criteria are met, over the amount an employee must pay to acquire the stock, and is spread over the vesting period, as applicable. The following tables illustrate the effect on reported income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”
Duquesne Light Holdings

(Millions of Dollars, Except Per Share Amounts)
	Year Ended December 31,
	2005	2004	2003

Reported net income	$114.2	$87.0	$175.9

Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.9	1.1	0.6
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(2.2)	(0.9)	(0.5)

Pro forma net income	$112.9	$87.2	$176.0

Basic earnings
per share:
Reported	$1.47	$1.14	$2.34
Pro forma	$1.45	$1.14	$2.34

Diluted earnings
per share:
Reported	$1.47	$1.14	$2.29
Pro forma	$1.45	$1.14	$2.30

Duquesne Light Company

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Reported net income	$73.0	$67.8	$69.6

Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.3	0.4	0.2

Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(1.4)	(0.4)	(0.3)

Pro forma net income	$71.9	$67.8	$69.5

DEPRECIATION AND AMORTIZATION
     Depreciation expense of $71.0 million, $69.3 million and $70.9 million was recorded at Holdings in 2005, 2004 and 2003. Depreciation expense of $64.1 million, $61.6 million and $60.0 million was recorded at Duquesne Light in 2005, 2004 and 2003. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated remaining useful lives of properties, which is approximately 30 years for both the transmission and distribution portions of electric plant in service. Depreciation of other property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of properties, which are between 3 and 30 years.
     Amortization expense of $11.3 million, $14.1 million and $16.4 million was recorded at Holdings in 2005, 2004 and 2003. Amortization expense of $7.7 million, $9.8 million and $16.4 million was recorded at Duquesne Light in 2005, 2004 and 2003. Amortization of gas rights and depreciation of related property is on a straight-line basis over the estimated remaining useful lives. Amortization of transition costs represents the difference between CTC revenues billed to customers (net of gross receipts tax) and the allowed 11% pre-tax return on the unrecovered net of tax transition cost balance. Amortization expense of $4.7 million, $9.1 million and $15.7 million was recorded at Duquesne Light related to the CTC in 2005, 2004 and 2003. SECA is amortized as it is billed to customers, with $3.0 million of amortization recorded at Duquesne Light in 2005.
EARNINGS PER SHARE
     Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, Holdings preferred stock, stock options and other types of stock-based compensation discussed in Note 12, unless the inclusion of these shares would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the Holdings diluted earnings per share.
Holdings Diluted Earnings Per Share for the Year Ended December 31,

	(Millions of Dollars)
	2005	2004	2003

Income from continuing operations	$112.9	$87.2	$93.2
Less: Preferred dividends	—	—	0.4

Earnings from continuing operations for common stock	112.9	87.2	92.8
Dilutive effect of:
ESOP dividends	1.1	1.2	1.4
Preferred stock dividends	—	0.4	0.8

Diluted Earnings from Continuing Operations for Common Stock	$114.0	$88.8	$95.0

	(Millions of Shares)
	2005	2004	2003

Basic average shares	77.7	76.4	75.0

Dilutive effect of:
ESOP shares	0.8	0.8	1.2
Holdings preferred stock	—	0.5	1.4
Performance share awards and stock options	—	0.3	—

Diluted average shares	78.5	78.0	77.6

Diluted Earnings Per Share from Continuing Operations	$1.45	$1.14	$1.22

Note: In 2005, 2004 and 2003, 0.2 million, 0.2 million and 1.4 million options are not included because the exercise price of these options exceeds the average stock price.
TEMPORARY CASH INVESTMENTS
     Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at cost, which approximates market. We consider temporary cash investments to be cash equivalents.
DQE CAPITAL CASH POOL
     As of December 31, 2005, Holdings and its subsidiaries, excluding Duquesne Light, participate in a cash pool arrangement with their affiliate DQE Capital. Through this arrangement, available cash is deposited with DQE Capital and interest is earned daily at a market rate. DQE Capital from time to time lends funds from the pool, on a demand basis, to Holdings which, in turn, makes loans and/or capital contributions to its other subsidiaries to provide funds for capital expenditures, new investments or operating expenses. An investor in the pool is entitled to withdraw its investment at any time, and, to the extent that sufficient cash is not then on deposit, DQE Capital would have to demand full or partial repayment by Holdings of the loan to it. In order to repay DQE Capital, Holdings may be required to borrow under its revolving credit facility. (See Note 8.) If the amount of the facility would be insufficient to satisfy this repayment, Holdings would be required to access the equity or debt markets. Until November 2005, Duquesne Light participated in the cash pool arrangement and its investment in the pool was shown on its consolidated balance sheets as investment in DQE Capital cash pool.
RECEIVABLES
     Receivables on the consolidated balance sheets are comprised of outstanding billings for electric customers, other utilities, and amounts related to unbilled revenues. In addition, Duquesne Light has certain transactions with affiliates that give rise to receivables. (See Note 18.) At Holdings, receivables include the outstanding billings of our other business lines.
INVESTMENT IN HOLDINGS STOCK
     As of December 31, 2005 and 2004, the fair market value of Duquesne Light’s investment in Holdings common stock was $19.7 million and $22.8 million, and the cost of the investment was $24.6 million in both years. This investment is eliminated in the consolidated balance sheets of Holdings with the related shares and cost reflected as treasury stock.
     This investment was in a continuous unrealized loss position for more than 12 months as of December 31, 2005, with a total unrealized loss of $4.9 million. If the unrealized loss is determined to be other than temporary, it will be written off and an impairment charge will be recognized on the statement of income.
PROPERTY, PLANT AND EQUIPMENT
     The asset values of Duquesne Light’s utility properties are stated at original construction cost, which includes labor costs, related payroll taxes, pensions and other fringe benefits, as well as administrative costs. Also included in original construction cost is an allowance for funds used during construction (AFC), which represents the estimated cost of debt and equity funds used to finance construction.
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
GOODWILL AND INTANGIBLE ASSETS
     We account for acquired goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives not be amortized but, instead, be tested at least annually for impairment, and more frequently if certain indicators appear.
     In November 2004, as a result of our purchase of the remaining 50% interest in Waste Energy Technology, LLC (WET), we allocated amounts to separately identifiable intangible assets for customer related intangibles and certain covenant not-to-compete contracts with estimated lives between 2 and 14 years. We also allocated amounts for goodwill and the WET trade name which have indefinite useful lives. (See Note 7.)
INCOME TAXES
     In accordance with SFAS No. 109, “Accounting for Income Taxes,” Holdings and Duquesne Light use the liability method in computing deferred taxes on all differences between book and tax bases of assets and liabilities. These book/tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. The deferred tax liability or asset is also adjusted in the period of enactment for the effect of changes in tax laws or rates. Valuation allowances are provided against deferred tax assets for amounts which are not considered “more likely than not” to be realized. Holdings’ overall effective tax rate is significantly reduced by the income tax credits generated from our synthetic fuel, landfill gas and affordable housing investments.

     We file a consolidated U.S. federal income tax return with our subsidiaries, all of whom participate in an intercompany tax sharing arrangement which generally provides that taxable income for each subsidiary be calculated as if it filed a separate return. The federal tax liability for Duquesne Light is reflected in payable to affiliates on its consolidated balance sheets. (See Note 18.)
     Duquesne Light recognizes a regulatory asset for deferred tax liabilities that are expected to be recovered through rates. The difference in the provision for deferred income taxes related to depreciation of electric plant in service and the amount that otherwise would be recorded under generally accepted accounting principles is deferred and included in regulatory assets on the consolidated balance sheets.
PENSION AND OTHER POSTRETIREMENT BENEFITS
     See Note 12 for a discussion of the accounting for pension and other postretirement benefits.
CONTINGENT LIABILITIES
     Holdings and Duquesne Light establish reserves for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount can be reasonably estimated. Reserves for contingent liabilities are based upon management’s assumptions and estimates, advice of legal counsel, or other third parties regarding the probable outcomes of the matter. Should additional information become known, or circumstances change with respect to the likelihood or amount of loss indicating that the ultimate outcome will differ from the estimates, revisions to the estimated reserves for contingent liabilities would be recognized in income in that period. Such contingent liabilities include, but are not limited to, restructuring liabilities (see Note 9), income tax matters (see Note 10), and other commitments and contingencies (see Note 13).
GUARANTEES
     In the normal course of business, Holdings and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes. To determine if there is a liability, and its fair value, we use a probabilistic model to assess the possibilities of future payments under the indemnifications. We discount these future cash payments using estimated interest rate values and, if necessary, record a liability. (See Note 13.)
DERIVATIVE INSTRUMENTS
     Holdings and Duquesne Light account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Our derivative instruments consist of energy purchase and sale contracts, interest rate lock agreements and a natural gas price swap agreement. A Board-approved risk management policy permits transactions for the prudent management of market related risks, and precludes any speculative transactions. All derivative instruments that do not qualify for accrual accounting under the normal purchase and sale exemption are recorded at fair value as derivative assets and liabilities.
     When a derivative instrument is entered into, management also determines if the derivative qualifies as either a cash flow hedge (a hedge of variable cash flows of a single transaction or a group of similar transactions) or as a fair value hedge (a hedge of the fair value of specific assets and liabilities or specific firm commitments), in accordance with SFAS No. 133. This process includes formally documenting (i) the hedging relationships and its risk-management objective and strategy for undertaking the hedge transactions, (ii) the hedging instrument, (iii) the hedged item or transaction, (iv) the nature of the risk being hedged, (v) how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and (vi) a description of the method of measuring ineffectiveness. Management also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items.
     Changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in the statement of comprehensive income, net of tax, and are recognized in earnings as the hedged item affects income. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash flow hedge is recognized currently in earnings. Changes in the fair value of a derivative designated as a fair value hedge that is determined to be highly effective, along with the corresponding gain or loss on the hedged item, are recognized currently in earnings.
     When it is determined that a derivative has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively. When hedge accounting is discontinued for cash flow hedges, the derivative asset or liability remains on the consolidated balance sheet at its fair value, and gains and losses that were in accumulated other comprehensive income are recognized in earnings as the hedge transactions affect income. When hedge accounting is discontinued for fair value hedges, the derivative asset or liability remains on the consolidated balance sheet at its fair value and the hedged asset or liability is no longer adjusted for changes in its fair value. (See Note 4).
DIVIDENDS
     Holdings’ practice has been for its subsidiaries to dividend their earnings on a quarterly basis, if cash is available. In addition, special dividends are declared periodically related to proceeds from asset sales and other special circumstances. During the years ended December 31, 2005, 2004 and 2003, Duquesne Light declared cash dividends on common stock of approximately $13 million, $58 million and $65 million to Holdings. Duquesne Light also declared a $17.7 million non-cash dividend to Holdings in 2005 related to the transfer of a subsidiary. During 2005 Duquesne Light embarked on a significant capital expenditure program, and therefore has been retaining more of its earnings than in prior years. (See Note 16.)
RECLASSIFICATION
     The 2004 and 2003 consolidated financial statements have been reclassified to conform with the 2005 presentation.
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting for Conditional Asset Retirement Obligations
     In December 2005, we adopted Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (FIN 47), which clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity. This interpretation also states that the fair value of a liability for the conditional asset obligation should be recognized when incurred. The initial adoption of FIN 47 was not material to our financial statements.
Share-Based Payments
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (revised December 2004),” which will eliminate the use of APB No. 25. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This standard is effective at the beginning of the first fiscal year that begins after June 15, 2005. The initial adoption of SFAS No. 123R was not material to our financial statements.
2. Rate Matters
     Duquesne Light customers may choose to receive their electric energy from an alternative generation supplier; otherwise they will be served through Duquesne Light’s POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set by that supplier, and pay Duquesne Light both transmission and distribution charges.
COMPETITIVE TRANSITION CHARGE AND POLR I AND II
     The POLR I arrangement began in early 2000 in conjunction with Duquesne Light’s divestiture of its generation assets and was designed to be an income neutral arrangement. As of December 31, 2005, although the CTC has been fully collected, a few industrial customers under special contracts continue to receive electric generation through Duquesne Light’s POLR I supply arrangement. Until December 31, 2004, POLR customers from whom the CTC had been fully collected received their generation supply through POLR II. Duquesne Light earned a margin per MWh supplied under POLR II.
     In connection with POLR II, Duquesne Light accepted a rate freeze for generation, transmission and distribution rates. The rate freeze fixed generation rates for retail POLR II customers through December 31, 2004, and continued the transmission and distribution rates for all customers at then-current levels through 2003.

POLR III
     Currently, most customers who do not choose an alternative generation supplier are served through Duquesne Light’s POLR III plan, which became effective January 1, 2005. Under POLR III, residential and small commercial customers receive electric supply through December 31, 2007 at fixed rates approximately 11.5% above POLR II generation rates. For our large commercial and industrial customers, the current POLR III supply options are either a fixed price service based upon the results of a competitive request-for-proposal process (available through May 31, 2006), or an hourly price service that passes through real-time spot market electricity prices. Duquesne Light receives an adder as compensation for costs and risks involved in providing energy to these customers. In January 2006, Duquesne Light requested and received approval from the PUC to extend the fixed-price service offering for an additional year. This offering will be subject to the results of another competitive wholesale request-for-proposal to be conducted.
     There are certain safeguards in our POLR III arrangements and our energy commodity contracts designed to mitigate losses in the event that suppliers default on their performance under the arrangements. Contractually, both Duquesne Power and Duquesne Light have various credit enhancements to address market exposure, e.g., collateral may be required to be posted by their counterparties depending on changes in energy or capacity prices. In addition to collateral postings, supplier default risk is further mitigated by accelerated damage payment terms. If a supplier fails to deliver the contracted power, we may exercise our right to force the supplier to compensate us for the difference between the market price and the contracted price of power. If such supplier would fail to make the accelerated damage payments, the supplier would be in default and we would be permitted to apply any funds due that supplier against our excess energy costs.
     Other than large commercial and industrial POLR III customers on hourly-priced service, Duquesne Light is obligated to serve its POLR III customers at fixed rates. Duquesne Power is also contractually obligated to serve its customers, Duquesne Light and DLE, at fixed rates. If an energy supplier to Duquesne Light or Duquesne Power were to default on its contract, we could potentially be acquiring energy and/or capacity at a cost in excess of our revenues, resulting in a loss, if the contractual provisions were not sufficient to cover such excess. If this were to occur it is uncertain, under the current PUC-approved POLR III arrangement, that Duquesne Light could pass any additional costs related to these energy and capacity purchases onto its customers.
Seams Elimination Charge Adjustment
     Effective January 1, 2005, concurrent with the beginning of POLR III, Duquesne Light joined PJM, becoming (along with other electric generation suppliers) a load-serving entity within PJM.
     As previously reported, the FERC has issued a series of orders eliminating the regional through and out rates (RTOR) for certain transmission services between the Midwest Independent System Operator (MISO) and PJM effective December 1, 2004. A transitional pricing mechanism called SECA has been put in place through March 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of the RTOR. Total SECA charges for the Duquesne Light zone are expected to be approximately $39 million. The FERC has accepted revised compliance filings implementing SECA charges among load-serving entities within the Duquesne Light zone. Under that filing, Duquesne Light was allocated approximately $11 million of the SECA charges. The other load-serving entities in the Duquesne Light zone were allocated the remainder of such charges. DLE’s allocation of SECA charges will depend on the amount of load it serves; based on the December 31, 2005 load, DLE’s allocation is expected to be approximately $1.8 million.
     The SECA charges must be paid by load-serving entities within the Duquesne Light zone on a current basis. In June 2005, Duquesne Light filed a request with the PUC for permission to pass SECA charges through to its POLR customers. This request was granted, subject to disposition of any complaints filed against the request, by the PUC in August 2005. Duquesne Light put these charges into effect for service beginning August 26, 2005. However, if the FERC ultimately adopts a SECA level and allocation method that differs from the proposed charges initially accepted by the FERC for billing purposes, refunds or surcharges will be used to compensate or charge the appropriate entity for the difference between the amounts initially accepted by the FERC and the amounts ultimately determined to be just and reasonable by the FERC. The final amount of our SECA obligations therefore remains uncertain.
Distribution Rate Case and Transmission Rate Case
     As a regulated utility, Duquesne Light may only change its distribution rates or transmission rates by applying, through the rate case process, to the PUC or the FERC for approval. The goal of a rate case is to establish customer rates such that the utility (i) recovers its costs of providing the service, (ii) recovers its costs of investing in the transmission and/or distribution infrastructure, and (iii) earns a reasonable and fair return on that investment. During a rate case, the utility must prove that its proposed rate increase is needed by showing its costs during a given test year. The utility’s costs and expenditures are reviewed and challenged during this process. A rate case also considers a utility’s rate of return on its investment, as well as its costs of financing, in order to derive its annual revenue requirement. The rates ultimately set are intended to give the utility a reasonable chance to achieve its revenue requirement.
     Since customer choice was instituted in Pennsylvania in 1996, rate caps have prevented recovery of any new investment in transmission and distribution. The last Duquesne Light rate case involving transmission and distribution costs dates back to 1987. Our transmission and distribution rate freeze expired at the end of 2003.
3. Acquisitions and Dispositions
     In September 2005, DQE Financial sold its investment in a leveraged lease involving a gas processing facility, received $9.9 million in cash and recorded a pre-tax loss of $1.3 million in other income on Holdings consolidated statement of income.
     In August 2005, DES entered into agreements to sell its investments in up to six on-site energy facility management projects to DTE Energy Services for expected aggregate cash proceeds of between $35 and $40 million, subject to working capital adjustments. In 2005, DES closed on the sale of three of the energy facility management projects, received $34.6 million in cash and the assumption by the buyer of certain lease related liabilities and recognized pre-tax gains of $18.0 million in other income and $13.2 million recorded as a reduction to other operating expenses on Holdings consolidated statement of income.
     In October 2005, DES agreed to terminate the agreement to sell one of the six energy facility management projects entered into in August 2005. The termination of this agreement does not materially change the total expected proceeds resulting from these sales. Subsequent to the termination of the agreement, we determined based on future expected cash flows associated with the project that the fair value of the long-lived assets was less than the carrying value of the assets. Therefore, we have recorded a $3.9 million impairment charge in other operating expenses on Holdings consolidated statement of income in 2005.
     In October 2004, DQE Financial sold 50% of a limited partnership investment in a synthetic fuel partnership and received $0.8 million in cash at closing and recognized a pre-tax gain in other income on Holdings consolidated statement of income. During 2005, DQE Financial received $3.4 million in additional cash sales proceeds related to the sale, and has recognized an additional pre-tax gain in other income on Holdings consolidated statement of income. Additional sale proceeds may be received through December 2007, but are contingent upon the generation of qualified tax credits related to synthetic fuel production of the partnership.
     In September 2004, DQE Financial sold an investment in a landfill gas operation; received $2.9 million of cash at closing; and recognized a pre-tax loss of $2.1 million in other income on Holdings consolidated statement of income. A portion of the sale was contingent upon a favorable ruling from the Internal Revenue Service (IRS) on the qualification of the tax credits to be generated. In August 2005, DQE Financial determined that no additional proceeds were to be received related to the contingent portion of this sale, and therefore recognized an additional pre-tax loss of $3.1 million in other income on Holdings consolidated statement of income related to the basis in the assets that were subject to the contingent portion of the sale.
     In January 2005, DQE Financial sold its investment in a natural gas operating partnership for $12.7 million in cash and recognized a pre-tax gain of $7.1 million in other income on Holdings consolidated statement of income.
     In November 2004, DQE Financial acquired the remaining 50% membership interest in WET for $8.4 million in cash (net of cash received of $0.9 million). Prior to November 15, 2004, DQE Financial owned a 50% membership interest in WET with a net book value of $9.0 million and accounted for the investment using the equity method of accounting. The results of operations for WET have been included in the consolidated financial statements since the acquisition date.
     In November 2004, DQE Financial agreed to an early termination of a leveraged lease, received net proceeds of $9.6 million and recorded a pre-tax gain of $1.3 million in other income on Holdings consolidated statement of income.

     In October 2003, Duquesne Power announced an agreement to purchase WPS Resources Corporation’s (WPS) Sunbury generation station for approximately $120 million. When the PUC ordered that the POLR III period would end December 31, 2007 (instead of 2010), Duquesne Power terminated the Sunbury acquisition agreement on September 30, 2004, and recorded an $8.3 million pre-tax ($4.8 million after-tax) charge related to the write-off of deferred costs and deposits made.
     In 2003, DQE Financial sold a limited partnership investment in a natural gas operating partnership for $18.5 million and recognized a pre-tax gain of $10.8 million in other income on Holdings consolidated statement of income. DQE Enterprises received $2.5 million for the sale of stock in three publicly traded companies and recognized a pre-tax gain of $1.0 million in other income on Holdings consolidated statement of income. Duquesne Light sold its 50% investment in a small mining operation for $1.4 million ($1.0 million of which was a note receivable), which resulted in a pre-tax gain of $0.6 million recognized in other income on its consolidated statement of income.
4. Derivative Instruments
     The following table summarizes the derivative assets, liabilities and related accumulated other comprehensive income (AOCI) that are included in the consolidated balance sheets for Holdings as of December 31, 2005, and for both Holdings and Duquesne Light as of December 31, 2004:

	December 31, 2005
	(Millions of Dollars)
				AOCI
				Expected
				to be Re-
				classified
			AOCI,	to Earnings
	Assets	Liabilities	net	in 2006

Mark-to-Market:
Energy contracts	$42.9	$29.2

Cash Flow Hedges:
Energy contracts	15.8	—	$7.8	$5.4
Interest rate lock	—	—	4.2	0.2
Natural gas price swap	2.2	—	1.3	1.3

Total	$60.9	$29.2	$13.3	$6.9

	December 31, 2004
	(Millions of Dollars)
	Assets	Liabilities

Mark-to-Market:
Energy contracts	$0.8	$0.7

Total	$0.8	$0.7

Energy Contracts
     Duquesne Power is responsible for providing all of the energy requirements for both (i) residential and small commercial POLR customers and (ii) any customers with whom DLE contracts. To meet this obligation, Duquesne Power entered into energy commodity contracts with multiple investment-grade suppliers for a substantial portion of our expected customer requirements. These purchase contracts are designed to provide for the delivery of energy as needed to supply customer usage. The energy commodity contracts have primarily been structured to end by December 31, 2007.
     The accounting for these contracts considers the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Under the terms of the contracts, some of the energy purchases are delivered to the Duquesne Light zone as defined by PJM. These purchases qualify for the normal purchase and sale exemption under SFAS No. 133 and are reflected as purchased power expense in the consolidated statements of income at their wholesale price upon delivery to us. As of December 31, 2005, the remaining notional value of these contracts was $372.7 million.

     We also entered into certain purchase contracts that are for delivery to points other than the Duquesne Light zone within PJM. Because these contracts are not settled at the Duquesne Light zone, they do not qualify for the normal purchase and sale exemption and are recorded in the consolidated financial statements at fair value. Subsequent changes in the fair value of these contracts are recorded currently in earnings unless certain hedge accounting criteria are met. The remaining notional amount of these contracts as of December 31, 2005, is $405.3 million. This includes contracts with aggregate notional values of $139.3 million that have been designated as cash flow hedges. To the extent the hedges are determined to be effective, and certain other criteria are met, the changes in the value of these contracts are included in the statement of comprehensive income, net of deferred taxes. Amounts recorded in the statement of comprehensive income related to cash flow hedges will be recognized in earnings as the related contracts are settled.
     We entered into sales contracts maturing through 2007 that are accounted for on a mark-to-market basis. The remaining notional amount of these sales contracts was $300.0 million as of December 31, 2005. These contracts were entered into primarily for the purpose of offsetting volatility associated with the mark-to-market accounting for the purchase contracts maturing in 2006 and 2007, as described above. We record the revenue associated with our mark-to-market contracts on a net basis in purchased power expense in our consolidated statements of income.
     The change in the net derivative assets, for contracts not accounted for as cash flow hedges, of $13.6 million for the year ended December 31, 2005, has been recorded as an offset to purchased power expense in the consolidated statements of income for both Holdings and Duquesne Light. In addition, for the year ended December 31, 2005, a benefit of $2.5 million related to hedge ineffectiveness of energy contracts has been recorded as an offset to purchased power expense in the consolidated statements of income for both Holdings and Duquesne Light.
     Duquesne Power also contracted to secure unforced capacity credits for the POLR III period with notional amounts of $21.4 million for 2006 and 2007. The capacity contracts were evaluated under SFAS No. 133 and deemed not to be derivative instruments.
Interest Rate Locks
     In anticipation of the August 2005 issuance of $320 million of senior unsecured debt, Holdings entered into a series of interest rate lock agreements during the second quarter of 2005 to hedge exposure to interest rate fluctuations for $250 million of the senior unsecured debt. These agreements were designated as cash flow hedges under SFAS No. 133. Holdings settled the rate lock agreements in conjunction with the issuance of the debt and received $7.4 million in cash, which will be recognized as a reduction of interest expense over the term of the debt. Holdings recognized a $0.1 million reduction of interest expense related to the interest rate lock agreements in 2005.
     On February 9, 2005, we entered into an interest-rate lock agreement for $100 million of senior unsecured debt that we originally planned to issue in the first quarter of 2005. The interest-rate lock was designated as a cash flow hedge under SFAS No. 133. Changes in our cash requirements resulted in the postponement of the debt offering. On March 30, 2005, we unwound the interest-rate lock agreement, resulting in a $4.0 million pre-tax gain that was recorded in other income on Holdings consolidated statements of income.
Natural Gas Price Swap
     Revenues from our pipeline quality landfill gas operations are based on current market prices of natural gas as calculated by the terms of the individual contracts. In order to mitigate this exposure to fluctuations in market prices of natural gas, in December 2005, we entered into a price swap agreement which exchanges the floating price for a fixed price that has been designated as a cash flow hedge under SFAS No. 133, for a portion of our anticipated 2006 sales. No amounts related to hedge ineffectiveness have been recorded in the consolidated statements of income in 2005.
5. Long-Term Investments
     DQE Financial participates in selected structured and leveraged lease transactions and maintains investments in landfill gas rights and equity investments in alternative fuel, natural gas reserve and affordable housing partnerships. Also, Duquesne Light holds an investment in Holdings stock. (See Note 1.)
Leases
     As of December 31, 2005, we maintain investments in seven structured lease transactions involving a waste-to-energy facility, high-speed ferries and electric generating equipment. In

September 2005, we sold our investment in a leveraged lease involving a gas processing facility. In November 2004, we had agreed to an early termination of an existing leveraged lease involving mining equipment. (See Note 3.) The remaining leases expire in various years beginning in 2029 through 2037. Holdings recognized $5.8 million and $5.9 million of pre-tax lease income, with associated tax expense of $2.0 million and $2.1 million, for the years ended December 31, 2005 and 2004, related to these leases. In 2003, we reached an agreement with the IRS regarding the tax treatment of our leases. (See Note 10.)
     The aggregate structured lease investment represents approximately 20% of the total aggregate transaction. The remaining 80% was financed by non-recourse debt, which is substantially defeased. Equity in these transactions is protected by a combination of defeasance accounts, letters of credit and lessee guarantees.
Net Lease Investments as of December 31,

	(Millions of Dollars)
	2005	2004

Rentals receivable – net	$593.7	$601.0
Estimated residual value	—	8.0
Less: Unearned Income	(87.9)	(96.9)

Lease investments	505.8	512.1
Less: Deferred taxes	(239.7)	(238.6)

Net Lease Investments	$266.1	$273.5

Gas Rights and Related Investments
     Our gas rights and related investments represent investments in landfill gas rights at 20 landfills and limited partnership investments. The following table illustrates the net book values of these investments on Holdings consolidated balance sheets as of December 31, 2005 and 2004.

	(Millions of Dollars)
	2005	2004

Landfill gas rights, net	$9.1	$12.3
Landfill gas equity investment	0.8	—
Natural gas equity investment	—	4.6

Total	$9.9	$16.9

     Landfill gas rights are amortized on a straight-line basis over the estimated remaining useful life. Holdings recognized amortization expense of $3.2 million, $4.2 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003 related to the landfill gas rights.
     We also own a limited partnership interest in a synthetic fuel operating partnership, with no book value as of December 31, 2005 and 2004.
Affordable Housing
     Our affordable housing investments include equity investments in affordable housing guarantee funds.
6. Property, Plant and Equipment
     Property, plant and equipment at Duquesne Light includes: (1) distribution poles and equipment; (2) lower voltage distribution wires used in delivering electricity to customers; (3) substations and transformers; (4) high voltage transmission wires used in delivering electricity to substations; (5) meters and automated meter reading assets; and (6) internal telecommunication equipment, vehicles and office equipment, primarily used in the electricity delivery business segment.
     Property, plant and equipment at Holdings consists of energy facilities used in our Energy Solutions business segment, the fiber optic network used in our Communications business segment and landfill gas equipment used in our Financial business segment.
     Neither the adoption, nor the continued application, of accounting standards related to asset retirement obligations had a material impact on our financial statements.
7. Intangible Assets
Pension
     As a result of the recognition of an additional minimum pension liability in 2005 and 2004, we recorded a corresponding $42.7 million and $5.8 million intangible asset on both Holdings and Duquesne Light’s consolidated balance sheets as of December 31, 2005 and 2004. If the required additional minimum pension liability changes in the future, the amount of the intangible asset will also change. (See Note 12.)
Purchased Intangibles
     As a result of the purchase price allocation related to DQE Financial’s purchase of WET in November 2004, a portion of the purchase price has been allocated to intangible assets with both definite and indefinite lives, including goodwill, on Holdings consolidated balance sheets as follows.

Purchased Intangibles as of December 31,

	(Millions of Dollars)
	2005	2004

Amortized intangible assets:
Contract intangibles	$5.0	$5.0
Less: Accumulated amortization	(0.5)	—

Net amortized intangible assets	4.5	5.0
Goodwill and unamortized intangible assets:
Goodwill	4.6	4.9
Other	0.6	0.6

Net Purchased Intangibles	$9.7	$10.5

     Intangible Assets Subject to Amortization. Intangible assets with definite lives are subject to amortization over their estimated useful lives. The assets included in this category are related to existing customer relationships for both construction and operations customers and covenants not-to-compete in the employment contracts with WET’s key executives. The weighted average useful life is approximately 13 years. The amortization expense related to these intangibles was $0.5 million for the year ended December 31, 2005. Estimated aggregate amortization expense for each of the succeeding five years is $0.4 million.
     Goodwill and Indefinite Lived Intangible Assets. Goodwill is the cost of an acquisition over the fair value of the net assets acquired. The other indefinite lived intangible asset relates to the WET trade name. These assets are not amortized, but are evaluated for impairment at least annually. During 2005, we finalized the purchase price allocation of WET, which resulted in the reduction of amounts classified as goodwill by $0.3 million.

8.	Short-Term Borrowing and Revolving Credit Arrangements
     On January 31, 2006, Holdings and Duquesne Light amended their revolvers, increasing the borrowing capacity of each by $50 million. Holdings’ revolver capacity is now $250 million and Duquesne Light’s is now $150 million. All other terms of the revolvers remain in effect.
     Prior to July 27, 2005, Holdings and Duquesne Light maintained unsecured credit facilities (Prior Revolvers) expiring in September 2007, Holdings for $175 million and Duquesne Light for $100 million. On July 27, 2005, the Prior Revolvers were amended and extended to July 2010 (2005 Revolvers). Holdings 2005 Revolver was for $200 million and Duquesne Light’s 2005 Revolver was for $100 million. Both 2005 Revolvers permit borrowings at interest rates of LIBOR (plus a margin of 0.40% to 1.00%) or an alternate base rate, as defined in the credit facilities. Both 2005 Revolvers have commitment fees applicable to the remaining available amount. Interest rates and commitment fees are based on the borrower’s then-current senior unsecured credit rating. Both 2005 Revolvers are subject to cross-default if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $50 million. Undrawn amounts under both 2005 Revolvers are fully available for the issuance of letters of credit.
     Under our Prior Revolvers and 2005 Revolvers, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a debt-to-capitalization ratio of not more than 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum interest coverage ratio of 2-to-1, as defined in the facilities. As of December 31, 2005, we were in compliance with the applicable covenants.
     As of December 31, 2005, our total borrowing capacity under our 2005 Revolvers and the use of this borrowing capacity were as follows:

	Committed		LOCs	Available
	Capacity	Borrowed	Issued	Capacity

Holdings	$200.0	$40.0	$71.4	$88.6
Duquesne Light	100.0	—	8.2	91.8

Total	$300.0	$40.0	$79.6	$180.4

     Holdings. As of December 31, 2005, we had $40 million of short-term debt outstanding and $0.3 million of current debt maturities. During 2005, the maximum amount of credit facility borrowings outstanding was $50 million, the average daily borrowings were $4.8 million and the weighted average daily interest rate was 4.2%. As of December 31, 2005, we had $18.2 million of outstanding letters of credit (LOCs) unrelated to the credit facilities.
     As of December 31, 2004, we had no short-term debt outstanding and $0.2 million of current debt maturities. During 2004, the maximum amount of bank loans outstanding was $120 million, the amount of average daily borrowings was $18.6 million and the weighted average daily interest rate was 2.3%.

     Duquesne Light. As of December 31, 2005, Duquesne Light had no short-term debt outstanding or current debt maturities. During 2005, there were no bank loans or short-term borrowings outstanding. As of December 31, 2005, we had $12.7 million of outstanding LOCs unrelated to the credit facilities.
     As of December 31, 2004, Duquesne Light had no short-term debt outstanding or current debt maturities. During 2004, the maximum amount of bank loans outstanding was $120 million, the amount of average daily borrowings was $18.6 million and the weighted average daily interest rate was 2.3%.
9. Restructuring Charges
     In 2001, we recorded a pre-tax restructuring charge of $27.9 million (including $10.8 million at Duquesne Light) related to (1) the consolidation and reduction of certain administrative and back-office functions through an involuntary termination plan; (2) the abandonment of certain office facilities; and (3) the write-off of certain leasehold-improvements related to those office facilities. Approximately 170 employees (96 at Duquesne Light) were terminated in connection with this restructuring.
     In 2002, we recorded a pre-tax restructuring charge of $4.2 million (including $3.7 million at Duquesne Light) related to further consolidation and centralization of certain administrative functions. The 2002 restructuring charge primarily included severance costs for 20 executive, management, professional and administrative personnel (14 at Duquesne Light), who were terminated in connection with this restructuring.
     The following table summarizes the restructuring activities for the Holdings 2001 and 2002 restructuring plans.
Holdings Restructuring Liability

	(Millions of Dollars)
	Employee
	Termination	Lease
	Benefits	Costs	Total

Balance, December 31, 2002 (a)	$8.3	$4.8	$13.1
Adjustments	0.6	(1.2)	(0.6)
Payments	(5.6)	(1.8)	(7.4)

Balance, December 31, 2003 (a)	3.3	1.8	5.1
Adjustments	(0.8)	0.7	(0.1)
Payments	(0.9)	(1.1)	(2.0)

Balance, December 31, 2004 (a)	1.6	1.4	3.0
Adjustments	(0.8)	(0.1)	(0.9)
Payments	(0.6)	(0.7)	(1.3)

Balance, December 31, 2005 (a)	$0.2	$0.6	$0.8

(a)	Excludes $2.3 million, $0.9 million, $0.1 million and zero of restructuring liabilities as of December 31, 2002, 2003, 2004 and 2005 that are included in discontinued operations.
     The Holdings $0.8 million combined remaining restructuring liability as of December 31, 2005 is included in other current liabilities on the consolidated balance sheets. We believe that the remaining provision is adequate to complete the restructuring plan. We expect that the restructuring liability will be paid on a monthly basis through 2006.
     The following table summarizes the restructuring activities for the Duquesne Light 2001 and 2002 restructuring plans.

Duquesne Light Restructuring Liability

	(Millions of Dollars)
	Employee
	Termination	Lease
	Benefits	Costs	Total

Balance, December 31, 2002	$4.9	$1.9	$6.8
Adjustments	(0.2)	—	(0.2)
Payments	(3.0)	(0.3)	(3.3)

Balance, December 31, 2003	1.7	1.6	3.3
Adjustments	0.1	—	0.1
Payments	(0.6)	(0.3)	(0.9)

Balance, December 31, 2004	1.2	1.3	2.5
Adjustments	(0.4)	—	(0.4)
Payments	(0.6)	(0.7)	(1.3)

Balance, December 31, 2005	$0.2	$0.6	$0.8

     The Duquesne Light $0.8 million combined remaining restructuring liability as of December 31, 2005 is included in other current liabilities on the consolidated balance sheets. Duquesne Light believes that the remaining provision is adequate to complete the restructuring plan and expects that the restructuring liability will be paid on a monthly basis through 2006.
10. Income Taxes
     The IRS has audited all federal corporate tax returns for years through 1997 and these years are closed. In December 2003, we reached a settlement agreement with the IRS regarding DQE Financial’s structured lease transactions and other similar investments that had been under review as a result of an IRS audit. The tax liability associated with the settlement was determined for the years 1994 through 1997. In addition, treatment of the structured lease transactions has been agreed to for all future years affected by the transactions. As a result of the confidential agreement, achieved through the IRS’ fast track settlement program, we agreed to make additional cash payments for the tax years 1999 through 2002 of $84.3 million, net of the $12.4 million tax benefit associated with the interest due. We paid $48.6 million in December 2003. There was no earnings impact in 2003 from this resolution. The balance, including interest, due to the IRS, of $53.6 million and $50.9 million as of December 31, 2005 and 2004 is included in accrued taxes on the Holdings consolidated balance sheets.
     Section 29 of the Internal Revenue Code provides tax credits through 2007 for the production and sale of non-conventional fuels, including solid synthetic fuels and landfill gas. Holdings recognizes Section 29 credits from DQE Financial’s landfill gas operations and an investment in a synthetic fuel partnership.
     To qualify for the Section 29 tax credits from synthetic fuel, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. In recent years the synthetic fuel industry has been the focus of increased scrutiny by the IRS. Most recently the IRS has heightened its review of the “placed in service” dates of synthetic fuel plants, and some producers have indicated that the IRS has challenged whether their plants were placed in service by the required date in order to qualify for Section 29 tax credits.
     The IRS is currently auditing the 1998 through 2002 tax years. During that period, one of our subsidiaries constructed and operated six synthetic fuel facilities, which were subsequently sold in the year 2000 to a third party. DES currently operates five of these six facilities under an agreement with the third party purchaser. In July 2005, the IRS issued a Notice of Proposed Adjustment in which it asserted that five of these six facilities were not placed in service by the required June 30, 1998 date and, therefore, the Section 29 tax credits for these five facilities should be disallowed. In February 2006, the IRS indicated in a letter to us, that upon further review, they have concluded that all six facilities were placed in service by the required June 30, 1998 date. Their letter also indicated that they would be withdrawing their Notice of Proposed Adjustment.
     The synthetic fuel partnership that DQE Financial has invested in was audited by the IRS for the tax years 1998 through 2001. All of the relevant criteria for claiming the Section 29 credit from solid synthetic fuels has been accepted by the IRS.
     During 2003, we sold the remainder of our investment in AquaSource. Due to this divestiture, capital losses were generated which were carried back against prior capital gains. In 2003, the results of discontinued operations reflect the tax benefit of approximately $67 million resulting from the carryback claim.
     Our state income tax returns are subject to review by the relevant taxing jurisdictions, Pennsylvania being the most significant. The Pennsylvania Department of Revenue has issued assessments of additional tax for 1999 through 2002 primarily to include income of a Duquesne Light out of state subsidiary corporation in Pennsylvania taxable income. Although treatment of taxable income related to the out-of-state subsidiary remains in dispute, in January 2006, we reached a tentative settlement with the Pennsylvania Department of Revenue on all other matters disputed in our 1997 through 2003 tax returns. Pursuant to the terms of this agreement, Duquesne Light will withdraw refund claims in excess of assessments and pay an immaterial amount of cash. The result of this agreement reduces our total net exposure for the tax years at issue by approximately $18 million. If, as expected, the Department asserts the same positions related to the out of state subsidiary for 2003 through 2005, Duquesne Light’s total exposure for all years, without interest or penalty, could approximate $78 million (net of associated federal benefit). Our cash flow exposure related to this issue should ultimately be reduced by approximately $10 million due to refunds currently held by the state that could be applied against this issue. Ultimately, Duquesne Light expects all years involved to be appealed to and decided at the Pennsylvania Commonwealth Court.
     It is not possible to predict if, when or to what extent any state income tax adjustments ultimately proposed for the period 1999 through 2005 will be sustained. Duquesne Light does not believe that the ultimate resolution of its state tax issue for this period will have a material adverse effect on its financial position or results of operation. However, the resolution, depending on the extent and timing thereof, could have a material adverse effect on cash flows for the period in which they are paid.
     In connection with the above examinations, both Holdings and Duquesne Light have established tax reserves, which are included primarily in other current and non-current liabilities on the consolidated balance sheets. We believe these reserves are adequate in relation to the above matters. We regularly assess the likelihood of additional assessments resulting from these and subsequent years’ examinations. Once established, reserves are adjusted only when there is more information available or when an event occurs that necessitates a change to the reserves.
Duquesne Light Holdings
Deferred Tax Assets (Liabilities) as of
December 31,

	(Millions of Dollars)
	2005	2004

Restructuring charges and impairments	$3.2	$4.0
Tax credit carryforward (a)	121.1	118.3
Capital loss carryforward	17.5	17.5
Legacy liabilities	12.0	12.3
Pension and benefit costs	48.6	43.5
Other	32.6	26.0

Deferred tax assets	235.0	221.6

Property depreciation	(276.5)	(276.4)
Lease investments	(239.7)	(238.6)
Loss on reacquired debt unamortized	(19.2)	(15.6)
Regulatory assets	(93.0)	(90.7)
Derivative instruments	(16.2)	—
Other	(12.9)	(8.5)

Deferred tax liabilities	(657.5)	(629.8)

Net	$(422.5)	$(408.2)
-
(a) The 2005 amount includes $57.5 million of general business tax credit carryforwards that expire in varying amounts between 2012 and 2025.
Income Tax Expense (Benefit)

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$26.6	$4.1	$142.8
State	9.0	7.3	8.9
Deferred:
Federal	15.0	10.3	(132.9)
State	2.4	(1.1)	(1.1)

Income Taxes	$53.0	$20.6	$17.7

     Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, as set forth in the following table.

Income Tax Expense Reconciliation

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Computed federal income tax statutory rate (35%)	$54.6	$35.1	$38.8
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefits	8.3	4.7	5.2
Tax credits	(20.7)	(25.7)	(31.3)
Non-deductible expenses	2.8	2.2	2.5
Other	8.0	4.3	2.5

Total Income Tax Expense	$53.0	$20.6	$17.7

Duquesne Light Company
Deferred Tax Assets (Liabilities) as of
December 31,

	(Millions of Dollars)
	2005	2004

Pension and benefit costs	$48.0	$42.7
Legacy liabilities	12.0	12.3
Other	18.9	16.1

Deferred tax assets	78.9	71.1

Property depreciation	(281.2)	(281.0)
Loss on reacquired debt unamortized	(19.2)	(15.6)
Regulatory assets	(93.0)	(90.7)
Other	(7.7)	(6.9)

Deferred tax liabilities	(401.1)	(394.2)

Net	$(322.2)	$(323.1)

Income Tax Expense

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$23.9	$33.8	$63.3
State	6.0	7.0	9.1
Deferred:
Federal	10.3	4.5	(26.4)
State	2.3	(1.0)	(0.6)

Income Taxes	$42.5	$44.3	$45.4

     Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes (after deducting dividends on preferred and preference stock), as set forth in the following table.
Income Tax Expense Reconciliation

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Computed federal income tax statutory rate (35%)	$37.7	$36.9	$39.1
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefits	6.3	4.5	5.6
Non-deductible expenses	2.8	2.2	1.1
Tax credits	(0.2)	(0.3)	(0.2)
Other	(4.1)	1.0	(0.2)

Total Income Tax Expense	$42.5	$44.3	$45.4

11. Leases
     We lease office buildings and other property and equipment.
Duquesne Light Holdings
Capital Leases as of December 31,

	(Millions of Dollars)
	2005	2004

Electric plant	$10.1	$10.1
Less: Accumulated amortization	(8.8)	(8.3)

Capital Leases — Net	$1.3	$1.8

Summary of Rental Expense

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Operating leases	$9.2	$11.4	$14.5
Amortization of capital leases	0.5	0.5	0.4
Interest on capital leases	0.2	0.2	1.1

Total Rental Expense	$9.9	$12.1	$16.0

Future Minimum Lease Payments

	(Millions of Dollars)
	Operating	Capital
Year Ended December 31,	Leases	Leases

2006	$5.1	$0.7
2007	4.6	0.8
2008	4.6	—
2009	4.5	—
2010	4.1	—
2011 and thereafter	4.0	—

Total	$26.9	$1.5

Less: Amount representing interest		0.2

Present value		$1.3

Duquesne Light Company
Capital Leases at December 31,

	(Millions of Dollars)
	2005	2004

Electric plant	$10.1	$10.1
Less: Accumulated amortization	(8.8)	(8.3)

Capital Leases — Net	$1.3	$1.8

Summary of Rental Expense

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Operating leases	$6.0	$7.2	$11.4
Amortization of capital leases	0.5	0.5	0.4
Interest on capital leases	0.2	0.2	1.1

Total Rental Expense	$6.7	$7.9	$12.9

Future Minimum Lease Payments

	(Millions of Dollars)
	Operating	Capital
Year Ended December 31,	Leases	Leases

2006	$4.6	$0.7
2007	4.1	0.8
2008	4.0	—
2009	4.0	—
2010	3.6	—
2011 and thereafter	3.5	—

Total	$23.8	$1.5

Less: Amount representing interest		0.2

Present value		$1.3

     Future minimum lease payments for operating leases are related principally to certain corporate offices. Future minimum capital lease payments relate to a building.
12. Employee Benefits
PENSION BENEFITS
     We maintain several qualified retirement plans and one unqualified plan to provide pensions for all eligible full-time employees. Upon retirement, an eligible employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Our policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, but which does not exceed the maximum tax-deductible amount for the year. Pension costs charged (credited) to expense or construction were $(0.4) million for 2005, $2.3 million for 2004 and ($2.0) million for 2003.
     During 2005, we approved amendments to the pension plans which broadened the cash balance feature in the qualified plans, and updated the past service window period used in the calculation of pension benefits. These amendments caused an increase in the projected benefit obligation of $10.6 million as of December 31, 2005. As of December 31, 2005, we changed our assumption regarding the age at which certain terminated vested participants would elect to receive benefits under our pension plans based on our expectation that our historical experience would continue. The result was an increase in the projected benefit obligation of approximately $49 million.
     In January 2005, Duquesne Light met its obligation, pursuant to the January 18, 2001 PUC order regarding Duquesne Light’s final generation asset sale proceeds accounting, by contributing $32.1 million to the pension plans. We made no cash contributions to our pension plans in 2004. In January and February of 2006, Duquesne Light made aggregate discretionary contributions of $20 million to the pension plans.
POSTRETIREMENT BENEFITS
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

     We accrue the actuarially determined costs of the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. We have elected to amortize the transition obligation over a 20-year period.
     The health care trend assumption used in the development of the fiscal 2005 expense was 9.5%, decreasing each year to an ultimate rate of 4.75% (reached in 2015). The health care trend assumption reflected in the December 31, 2005, SFAS No. 106 year-end disclosure, which will also be used in the development of fiscal 2006 expense, is 9.5%, decreasing 0.75% per year to an ultimate rate of 4.75% (reached in 2013). A 0.95% spread between the discount rate (5.7% for 2006 expense) and the ultimate health care cost trend rate will be maintained.
     We use a December 31 measurement date for all of our pension and postretirement plans. All of our plans for postretirement benefits, other than pensions, have no plan assets. The following tables apply to both Holdings and Duquesne Light, and provide a reconciliation of the changes in the pension and postretirement plans’ benefit obligations and fair value of plan assets over the two-year period ended December 31, 2005, a statement of the funded status as of December 31, 2005 and 2004, and a summary of assumptions used in the measurement of our benefit obligations:
Funded Status of the Pension and Postretirement Benefit Plans as of December 31,

	(Millions of Dollars)
	Pension		Postretirement
	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$750.3	$694.0	$52.7	$52.6
Service cost	8.9	8.1	1.4	1.1
Interest cost	42.6	42.2	3.4	3.0
Plan participants’ contributions	—	—	0.5	0.5
Actuarial loss (gain)	62.4	43.5	(2.4)	(0.5)
Benefits paid	(38.4)	(37.5)	(4.7)	(4.0)
Plan amendments	10.6	—	—	—

Benefit obligation at end of year	836.4	750.3	50.9	52.7

Change in plan assets:
Fair value of plan assets at beginning of year	715.8	679.0	—	—
Actual return on plan assets	50.3	74.3	—	—
Plan participants’ contributions	—	—	0.5	0.5
Employer contributions	32.1	—	4.2	3.5
Benefits paid	(38.4)	(37.5)	(4.7)	(4.0)

Fair value of plan assets at end of year	759.8	715.8	—	—

Funded status	(76.6)	(34.5)	(50.9)	(52.7)
Unrecognized net actuarial loss (gain)	45.5	(21.9)	0.1	2.9
Unrecognized prior service cost	32.6	25.4	5.2	6.2
Unrecognized net transition obligation	—	—	4.9	5.5

Accrued benefit gain (cost)	$1.5	$(31.0)	$(40.7)	$(38.1)

     The following table summarizes the presentation of the accrued benefit cost related to the pension plans on the consolidated balance sheets of both Holdings and Duquesne Light as of December 31,

	(Millions of Dollars)
	2005	2004

Prepaid pension cost	$31.2	$26.1
Pension intangible assets	42.7	5.8
Pension liability	(112.8)	(62.9)
Accumulated other comprehensive income	40.4	—

Accrued pension plans benefit gain (cost)	$1.5	$(31.0)

     The accumulated benefit obligation for all defined benefit pension plans was $810.0 million and $719.8 million as of December 31, 2005, and 2004.
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets as of December 31,

	(Millions of Dollars)
	2005	2004

Projected benefit obligation	$769.0	$683.0
Accumulated benefit obligation	751.3	661.6
Fair value of plan assets	638.5	598.8

Weighted-Average Assumptions Used to Determine Projected Benefits Obligation as of December 31,

	Pension		Postretirement
	2005	2004	2005	2004

Discount rate	5.70%	5.75%	5.70%	5.75%
Assumed change in compensation levels	4.00%	4.00%	—	—
Ultimate health care cost trend rate	—	—	4.75%	4.75%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31,

	Pension Benefit		Postretirement
	2005	2004	2005	2004

Discount rate	5.75%	6.25%	5.75%	6.25%
Expected long-term return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—
Ultimate health care costs trend rate	—	—	4.75%	5.00%

Components of Net Periodic Pension Cost for the Years Ended December 31,

	(Millions of Dollars)
	2005	2004	2003

Service cost	$8.9	$8.1	$6.8
Interest cost	42.6	42.2	41.6
Expected return on plan assets	(55.3)	(51.7)	(50.5)
Amortization of unrecognized net transition obligation	—	0.8	1.2
Amortization of prior service cost	3.4	3.4	2.6
Amortization of actuarial gain	—	(0.5)	(3.7)

Net periodic pension (gain) cost	$(0.4)	$2.3	$(2.0)

Components of Net Periodic Postretirement Cost for the Years Ended December 31,

	(Millions of Dollars)
	2005	2004	2003

Service cost	$1.4	$1.1	$1.5
Interest cost	3.4	3.0	2.9
Amortization of unrecognized net transition obligation	0.7	0.7	0.7
Amortization of prior service cost	1.0	1.0	—
Amortization of net loss	0.4	—	—

Net periodic postretirement cost	$6.9	$5.8	$5.1

Effect of a One Percent Change in Health Care Cost Trend Rates as of December 31, 2005

	(Millions of Dollars)
	One Percent	One Percent
	Increase	Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$0.5	$(0.4)
Effect on the health care component of the accumulated postretirement benefit obligation	3.5	(3.2)

Expected Rate of Return On Plan Assets and Investment Policy
     We used an 8.00% expected long-term rate of return on plan assets in determining the 2005 net periodic benefit cost. We developed the long-term rate of return using a building block approach, taking into account the target asset class allocations contained in the table below as well as the investment management mix. Under this approach, current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. Long-term historical returns and relationships between the asset classes are reviewed to verify reasonability and appropriateness. The long-term rate of return is established through this building block approach with proper consideration of diversification to reduce volatility of expected return.

Target Investment
Asset Category	Allocation
Equity securities	25% - 70%
Fixed income securities	25% - 55%
Real estate investments	0% - 15%
Other investments	0% - 10%
Pension Plan Assets
     The pension plan weighted-average asset allocations by asset category are as follows:

		Plan Assets as of December 31,
Asset Category	2005	2004

Equity securities	60.5%	57.2%
Fixed income securities	25.5%	30.8%
Real estate investments	11.4%	10.5%
Other investments	2.6%	1.5%

Total	100.0%	100.0%

     Pension plan assets as of December 31, 2005 and 2004, do not include any common stock of either Holdings or Duquesne Light.
Expected Benefit Payments for Future Years
     The following benefit payments (shown net of postretirement plan participants’ contributions), which reflect expected future service as appropriate, are expected to be paid:

	(Millions of Dollars)
Year	Pension	Postretirement

2006	$39.7	$3.4
2007	41.3	3.6
2008	43.4	3.8
2009	45.5	4.1
2010	48.7	4.5
2011 - 2015	293.1	25.3

RETIREMENT SAVINGS PLANS
     There are separate 401(k) retirement savings plans for our management and IBEW-represented employees.
     The Holdings 401(k) Retirement Savings Plan provides for employer contributions that vary by Holdings subsidiary. These contributions may include one or more of the following: a participant base match, a participant incentive match and automatic contributions. The incentive match was achieved in 2004 and 2003 but not in 2005. We are funding our automatic and matching contributions to this plan through an ESOP established in December 1991. (See Note 15.) Compensation costs charged to expense or construction related to the 401(k) plan were $0.9 million, $1.3 million and $0.9 million in 2005, 2004 and 2003 at Holdings and $0.7 million, $1.2 million and $0.5 million in 2005, 2004 and 2003 at Duquesne Light.

     The Duquesne Light 401(k) Retirement Savings Plan for IBEW Represented Employees provides that Duquesne Light will match employee contributions with a base match and an additional incentive match (paid in Holdings common stock), if certain targets are met. The incentive match was achieved in 2004 and 2003 but not in 2005. Duquesne Light recognized compensation expense of $0.4 million, $1.0 million and $0.3 million in 2005, 2004 and 2003 related to this plan.
STOCK OPTIONS
     In 2004, our shareholders approved amendments to the Holdings 2002 Long-Term Incentive Plan (the 2002 Plan). Under the Amended Incentive Plan the aggregate number of shares of common stock authorized for issuance increased from 2,690,468 to 3,690,468, and of this total, up to 700,000 shares, versus 500,000 shares under the previous terms, may be issued as restricted shares. Additionally, the amendments expanded the eligibility provisions to permit the grant of all types of awards available under the Amended Incentive Plan to non-employee directors, added a provision permitting grants of unrestricted shares of common stock to be made to non-employee directors as part of the regular compensation package of non-employee directors and/or Board Chairman, Vice Chairman, and Committee Chairman, and eliminated the provisions of the 2002 Plan requiring only specific stock option grants to non-employee directors. The Amended Incentive Plan also includes restricted stock units as another type of award that may be granted, permits Holdings to change how dividend equivalent accounts and dividends accumulated on restricted shares are paid, and authorizes dividend equivalent accounts to be established in connection with performance awards.
     The original 2002 Plan became effective as of January 1, 2002, and replaced the prior Long-Term Incentive Plan (the Prior Plan). Under the 2002 Plan, management may grant stock option awards, alternative stock appreciation rights and dividend equivalent accounts; restricted share awards; performance awards; and beginning in 2004, as described previously, restricted stock unit awards. Stock options awarded to eligible employees will be granted at an option price not less than 100% of the fair market value of our common stock on the date of grant. All stock options to directors will be granted at an option price equal to 100% of the fair market value of our common stock on the date of grant. Any stock options granted prior to January 1, 2002 are not affected by the adoption of the 2002 Plan, and are administered according to the Prior Plan. No new options may be granted under the Prior Plan. The 2002 Plan will terminate on December 31, 2011.
     No stock option awards were granted in 2005 or 2004 to either employees or non-employee directors.
     During 2003, 34,232 Holdings stock options were issued to non-employee directors, and as of December 31, 2003, were fully vested.
     During December 2002, 774,500 stock options were granted to employees under the 2002 Plan with an exercise price of $15.015 per share. Due to cancellations, forfeitures, and exercises, only 154,411 of these options remain outstanding as of December 31, 2005, all of which are exercisable and fully vested. They will expire on December 15, 2012. No compensation expense related to the December 2002 grant was recognized at either Holdings or Duquesne Light in 2005. Compensation expense related to the December 2002 grant of $0.4 million was recognized in 2004, of which $0.1 million was recorded at Duquesne Light.
     During December 2001, 787,300 stock options were granted to employees under the Prior Plan with an exercise price of $16.90 per share. Due to cancellations, forfeitures, and exercises, only 161,714 of these options remain as of December 31, 2005, all of which are exercisable, fully vested, and expire on December 10, 2011. No compensation expense related to this award was recognized in 2004 or 2005. In 2003, compensation expense related to the December 2001 grant of $0.2 million was recognized.
     The following tables summarize the transactions of our stock option plans for the three-year period ended December 31, 2005, and certain information about outstanding stock options as of December 31, 2005:

	Millions of Options			Weighted Average Price
	2005	2004	2003	2005	2004	2003

Options outstanding, beginning of year	0.9	2.0	2.5	$20.53	$24.39	$24.48
Options granted	—	—	—	—	—	16.23
Options exercised	(0.1)	(0.4)	—	15.16	24.55	38.77
Options canceled/forfeited	(0.3)	(0.7)	(0.5)	17.34	29.32	23.02

Options outstanding, end of year	0.5	0.9	2.0	23.10	20.53	24.39

Options exercisable, end of year	0.5	0.7	1.1	23.10	22.93	30.73

Shares available for future grants, end of year	2.6	2.4	1.3

     No stock appreciation rights (SARS) were issued during 2005, 2004 or 2003. As of December 31, 2005, 2004 and 2003, previously issued SARS were outstanding in connection with 98,719; 115,107; and 607,734 of options outstanding with weighted average exercise prices of $39.03, $39.53 and $38.56. No SARS were exercised in 2005. During 2004 and 2003, 147,247 and 37,755 SARS were exercised.

	Outstanding			Exercisable
	Number of	Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
Exercise Price Range	(In Millions)	Life	Exercise Price	(In Millions)	Exercise Price
		(In Years)

Under $20	0.4	6.5	$16.12	0.4	$16.12
$20 - $30	—	—	—	—	—
$30 - $40	—	—	—	—	—
Over $40	0.1	4.2	$42.57	0.1	$42.57

Options, End of Year	0.5			0.5

     The fair value of the options granted during 2003 was estimated on the date of grant using the Black-Scholes option pricing model. The estimated weighted average assumptions used and the fair values are as follows:

2003

Expected dividend yield	6.16%
Risk-free interest rate	3.34%
Expected stock price volatility	30.91%
Expected term until exercise (years)	10.0
Weighted average fair value	$2.40

OTHER STOCK-BASED COMPENSATION
     On January 1, 2003, 58,500 shares of Holdings stock were issued to officers as part of a performance award. As of December 31, 2005, all shares were forfeited as Holdings’ total shareholder return (TSR) did not achieve its required TSR rank against the TSR of its peer group.
     On November 10, 2003, 198,417 shares of nonvested Holdings stock with voting and dividend rights were issued to officers of Holdings. In 2005, an additional 14,000 shares were issued to officers of Holdings. The right to the shares is subject to continued employment. An equal portion of the total shares for each issuance are earned each year over the vesting period ending on December 31, 2006. Due to forfeitures, only 200,417 shares remain as of December 31, 2005, of which 127,178 shares are vested. The market value of the nonvested stock at the grant dates was charged to stockholders’ equity and reflected as unearned compensation on the consolidated balance sheets of Holdings. This unearned compensation will be charged evenly to expense over the vesting period. In 2005 and 2004, total compensation expense of $1.1 million and $1.0 million was recognized, of which $0.6 million and $0.5 million was recorded at Duquesne Light.
     On November 10, 2003, 387,400 shares of Holdings stock were issued to the same officers under a performance-based deferred stock unit award. In 2005, an additional 33,367 of Holdings shares were issued under the same award. Due to forfeitures, only 396,567 shares remain to be earned as of December 31, 2005. The right to the shares is subject to the achievement of specified performance goals related to earnings per share (EPS) from continuing operations and TSR over the defined performance periods. The EPS performance period commenced on January 1, 2004 and ends on December 31, 2006. The TSR performance period commenced on October 20, 2003 and ends on December 31, 2006. At the end of the performance period, shares may vest within a range of 0% to 100%, with no more than 50% of the shares subject to each performance target. Holdings did not record compensation expense for the deferred stock unit award in 2003, 2004 or 2005.
     On January 1, 2004, 56,427 shares of Holdings common stock were granted to non-officers of Holdings under a performance-based restricted stock unit award. As of December 31, 2005, due to forfeitures, only 52,390 shares remain to be earned. These shares are earned based upon Holdings’ TSR rank against the TSR of its peer group, as defined, over a three-year performance period ending December 31, 2006. Holdings did not record compensation expense related to this award in 2004 or 2005.
     On June 3, 2004 and June 2, 2005, under the Amended Incentive Plan, 2,500 shares of Holdings’ nonvested stock with voting and dividends rights were granted to each of the then eight non-employee directors for a total of 20,000 shares awarded at each grant date. The shares vest over a two-year period ending on June 3, 2006 and June 2, 2007. On July 14, 2005 an additional 2,292 shares of Holdings nonvested stock were granted to a new non-employee director. These shares vest over a two-year period ending July 14, 2007. The market value of the nonvested stock at the grant dates was charged to stockholders’ equity and reflected as unearned compensation on the consolidated balance sheets of Holdings. This unearned compensation will be charged evenly to expense over the vesting periods. In 2005 and 2004, total compensation expense recognized on these shares was $0.3 million and $0.1 million.
     On both June 3, 2004 and June 2, 2005, under the Amended Incentive Plan, 3,897 shares of Holdings common stock were issued to non-employee directors. In 2005 and 2004, the total compensation expense recognized on these shares was $0.1 million and $0.1 million.
13. Commitments and Contingencies
GUARANTEES
     As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. This group of guarantees will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield before their expiration, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $38.6 million at December 31, 2005.
     In connection with the sale of six synthetic fuel facilities in 2000 by our indirect subsidiary, Duquesne Energy, Inc., we agreed to guarantee the subsidiary’s obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. The guarantee generally extends up to six years or otherwise as stipulated under statute of limitations, based on the expiration of the underlying warranty, representation, or covenant. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the consolidated balance sheets.
     In connection with DES’s sale of an investment in an energy facility management project, DES provided the buyer with a guarantee that DES will repay a portion of the purchase price if the counterparty to the management contract terminates the contract for convenience, as defined by the agreement (the Repayment Guarantee). As of December 31, 2005, the maximum Repayment Guarantee amount is approximately $3.6 million. The Repayment Guarantee is reduced daily, based on the passage of time, through January 1, 2016, at which time the Repayment Guarantee expires. The estimated liability for the fair value of the Repayment Guarantee is not material.
     Holdings has guaranteed portions of the obligations of Duquesne Power under its energy commodity contracts in order to use Holdings’ stronger credit profile to obtain better pricing and contract terms for Duquesne Power. In general, if Duquesne Power is required to make a payment under these contracts and fails to do so, Holdings would be required to make such payment. The notional value of the contracts (and consequently the guarantee amounts) changes as additional energy commodities are bought or sold, and as Duquesne

     Power pays for its energy commodity deliveries. As of December 31, 2005, the maximum amount of Holdings’ payment guarantee related to the purchase and capacity obligations totaled $687.1 million, or approximately 86%, of the total remaining notional value under these contracts. In addition, Holdings guarantees Duquesne Power’s obligations to deliver energy under the energy sales contracts, to the extent that Duquesne Power would be obligated to compensate the counterparty for the difference in the counterparty’s cost to procure the energy and the contract price. As of December 31, 2005, no guarantee amount has been recorded as a liability on the consolidated balance sheets. In addition, Holdings posts collateral on behalf of Duquesne Power as needed under the energy commodity contracts. As of December 31, 2005, no collateral was outstanding.
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
EMPLOYEES
     Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents more than 71% of Duquesne Light’s approximately 1,400 employees. This contract expires in September 2010.
LEGAL PROCEEDINGS
     Shareholder Class Action. In October and November 2001, a number of putative class action lawsuits were filed by purported shareholders of Holdings against Holdings and David Marshall, our former chairman, chief executive officer and president, in the United States District Court for the Western District of Pennsylvania. These cases were consolidated under the caption In re DQE, Inc. Securities Litigation, Master File No. 01-1851 (W.D. Pa.), and the plaintiffs filed a second consolidated amended complaint on April 15, 2002. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”). The complaint also alleged controlling person liability under Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The complaint alleged that between December 6, 2000 and April 30, 2001, the defendants issued a number of materially false and misleading statements concerning investments made by our subsidiary, DQE Enterprises, Inc., and the impact that these investments would have on our current and future financial results.
     In March 2005, we reached an oral agreement in principle with counsel for the plaintiffs to settle all claims of the class and sub-class. In October 2005, the court approved a settlement of all claims of the class and sub-class. The settlement was covered in full by our insurance.
SECTION 29 TAX CREDITS AND SYNTHETIC FUEL
     Holdings recognizes Section 29 credits from DQE Financial’s landfill gas operations and an investment in a synthetic fuel partnership. DES operates synthetic fuel facilities for a single customer, earning fees based on production.
     Section 29 tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2004, the tax credit would have begun to phase-out if the annual average wellhead price per barrel of domestic crude oil exceeded $51.35 per barrel and would have been completely phased out if the annual average wellhead price of domestic crude oil reached $64.47 per barrel. The 2005 inflation adjustment has not been published by the IRS, but based on the prices of oil during the year, we do not believe that a phase-out of the credit for 2005 will occur. We cannot predict the level of domestic crude oil prices for 2006, nor whether a phase-out of the credit is likely to occur.
     Absent any efforts to mitigate market price exposure, if domestic crude oil prices continue to stay at a high level in 2006 and/or 2007, tax credits and net income may be reduced substantially due to the phase-out. Based on our evaluation, as of December 31, 2005, we have not entered into hedging arrangements to reduce this exposure.
     During 2005, we recorded $20.2 million of Section 29 tax credits on Holdings consolidated statement of income. In addition, as of December 31, 2005, we have certain tangible and intangible assets related to DQE Financial’s landfill gas operations with a net book value of approximately $5.4 million that may become impaired if domestic crude oil prices continue to increase in the future. As of December 31, 2005, we have no net book value related to synthetic fuel assets or investments.
OTHER
Proposed Acquisition
     On November 14, 2005, Holdings Inc. entered into a Purchase and Sale Agreement to acquire Atlantic City Electric Company’s (ACE) combined 108 megawatt ownership interests in the Keystone and Conemaugh coal-fired power plants. The aggregate purchase price is approximately $176 million, subject to adjustments based on, among other things, the transaction’s ultimate closing date. Currently, the closing is anticipated to occur in mid-2006, subject to approvals from the New Jersey Bureau of Public Utilities, the Pennsylvania Public Utility Commission (PUC) and other regulatory entities. Both Keystone and Conemaugh are jointly owned by ACE and a consortium of other companies. Holdings will be acquiring ACE’s undivided 2.47% interest, or 42 megawatts, in Keystone and undivided 3.83% interest, or 66 megawatts, in Conemaugh, plus related inventories, equipment and other property.
Legacy Liabilities
     In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities that remain subject to these regulations. As of December 31, 2005, we have assessed our residual waste management sites, and the DEP has approved our compliance strategies. As of December 31, 2005 and 2004, the expected costs of compliance were approximately $4 million and $5 million with respect to sites we continue to own. These costs were recovered in the CTC.
     Duquesne Light also owns the closed Warwick Mine, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Duquesne Light has been selling unused portions of the property and will continue to do so. As of December 31, 2005 and 2004, Duquesne Light’s estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain healthcare liabilities, was approximately $26 million and $27 million.
     These amounts are combined and included in legacy liabilities on both Holdings and Duquesne Light’s consolidated balance sheets.
Discontinued Operations
     AquaSource’s former water and water-related operations were, and remain, subject to the Federal Safe Drinking Water Act, which provides for uniform minimum national water quality standards, as well as governmental authority to specify treatment processes to be used for drinking water. AquaSource’s former operations were also, and remain, subject to the Federal Clean Water Act, which regulates the discharge of pollutants into waterways. AquaSource is aware of various compliance issues at its former water and wastewater facilities attributable to the period of time during which it owned these facilities. AquaSource has agreed to indemnify the purchasers of these facilities for certain pre-closing environmental liabilities.
     Prior to divesting its former operations, AquaSource entered into various consent agreements regarding certain environmental compliance matters. In connection with divesting its former operations, AquaSource assigned these consent agreements to the relevant purchasers. AquaSource has agreed to indemnify the purchasers of its former operations for certain pre-closing environmental liabilities.
     As part of the transaction, we retained certain obligations related to the business that was sold to Aqua America, Inc., including responsibility for certain existing litigation matters as well as a 10-year indemnity for certain pre-closing environmental claims. We purchased an environmental liability policy to mitigate this indemnity. We also had a maximum three-year indemnity obligation for certain other pre-closing liabilities that was limited by a $15 million indemnity cap. Because Aqua America had not made the minimum required threshold of indemnification requests during the first year after closing, this indemnity obligation was reduced to a $7.5 million cap over a two year period. We have notified Aqua America that with the passage of the second anniversary of the closing of the transaction, the indemnification has terminated, and no further claims can be made under the indemnity obligation.
     We do not believe that any of AquaSource’s indemnity obligations described above will have a material effect on Holdings’ financial position, results of operations or cash flows.

14. Long-Term Debt
Long-Term Debt as of December 31,

			(Millions of Dollars)
			Principal Outstanding
	Interest Rate	Maturity	2005	2004

Duquesne Light first mortgage bonds (a)	5.7%-6.7%	2008-2032	$540.0	$540.0
Duquesne Light pollution control notes (b) (c)	Adjustable	2020-2033	—	320.1
Duquesne Light pollution control notes (b)	4.05%-4.35%	2011-2013	97.9	97.9
Holdings’ senior notes	5.5%-6.25%	2015-2035	320.0	—
Holdings miscellaneous			1.6	1.8
Less: Unamortized debt discount and premium — net (d)			(1.4)	(1.6)
Current maturities			(0.3)	(0.2)

Total Long-Term Debt			$957.8	$958.0

(a)	Excludes first mortgage bonds issued to secure pollution control notes.

(b)	Secured by an equal principal amount of first mortgage bonds.

(c)	These adjustable interest rates averaged 2.4%, 1.6% and 1.1% in 2005, 2004 and 2003.

(d)	Relates to Duquesne Light debt.
     Holdings. As of December 31, 2005, maturities of long-term debt outstanding for the next five years were $0.3 million, $0.3 million, $40.3 million, $0.3 million, and $0.3 million in 2006 through 2010.
     Total interest and other charges were $62.6 million in 2005, $63.0 million in 2004 and $74.4 million in 2003. Interest costs attributable to debt were $55.3 million, $57.2 million and $65.4 million in 2005, 2004 and 2003. Included in the interest costs attributable to debt is $3.1 million in 2004 and $12.6 million in 2003 related to the 8 3/8% Monthly Income Preferred Securities (MIPS). Of the interest costs attributable to debt, $0.7 million, $0.8 million and $0.5 million in 2005, 2004 and 2003 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues. (See Note 1.)
     As of December 31, 2005, the fair value of long-term debt, including current maturities, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $988.0 million. The principal amount, excluding unamortized discounts and premiums, is $959.5 million as of December 31, 2005.
     As of December 31, 2005 and 2004, we were in compliance with all of our debt covenants.
     During August 2005, Holdings issued $200 million of 5.5% senior notes due August 15, 2015 and $120 million of 6.25% senior notes due August 15, 2035. Proceeds were used to repay the $250 million intercompany loan with Duquesne Light and approximately $37 million of variable rate borrowings under Holdings’ credit facility. The remaining balance was used for general corporate purposes.
     In October 2004, DQE Capital fully redeemed its $100 million of 8.375% Public Income Notes, due 2039, at par. A $1.9 million after-tax charge related to the write-off of the unamortized, original issue costs was recorded.
     Duquesne Light As of December 31, 2005, maturities of long-term debt outstanding for the next five years were zero in 2006 and 2007, $40.0 million in 2008 and zero in 2009 and 2010.
     Total interest and other charges were $48.0 million 2005, $46.2 million in 2004 and $54.1 million in 2003. Interest costs attributable to debt were $47.4 million, $45.6 million and $53.1 million in 2005, 2004 and 2003. Included in the interest costs attributable to debt is $3.1 million in 2004 and $6.3 million in 2003 related to the MIPS. Prior to the July 2003 adoption of SFAS No. 150, MIPS dividend requirements were shown separately on the consolidated statements of income. Of the interest costs attributable to debt, $0.7 million in 2005, $0.8 million in 2004 and $0.5 million in 2003 were capitalized as AFC. The unamortized debt discount is amortized over the lives of the applicable issues. (See Note 1.)
     As of December 31, 2005, the fair value of long-term debt, including current maturities, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $665.2 million. The principal amount, excluding unamortized discounts and premiums, is $637.9 million as of December 31, 2005.
     In the third quarter of 2005, Duquesne Light used the proceeds received from the repayment of the Holdings’ intercompany loan plus available cash to purchase at par upon mandatory tender $320.1 million of variable rate Pollution Control Revenue Refunding Bonds with maturity dates ranging from 2020 to 2033. The purchased bonds are presented as extinguished debt in conformity with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The bonds have not been sold as of December 31, 2005.
     In May 2004, Duquesne Light issued $200 million of 5.7% first mortgage bonds (due 2014). Proceeds were used to redeem $75 million of MIPS, repay $40 million of outstanding revolving credit facility borrowings and replenish working capital.
     During 2004, pursuant to the terms of MIPS, Duquesne Light redeemed $151.5 million of its 8 3/8% Subordinated Deferrable Interest Debentures, Series A, due May 31, 2044 (Subordinated Debentures) held by Duquesne Capital, L.P., a special purpose subsidiary of Duquesne Light. Duquesne Capital simultaneously redeemed $150 million principal amount of its MIPS.
     In August 2003, Duquesne Light redeemed at par $100 million principal amount of its 7 3/8% first mortgage bonds due 2038.
15. Preferred and Preference Stock
     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard requires that an issuer classify a financial instrument that falls within its scope as a liability, or as an asset in some circumstances. This standard was adopted effective July 1, 2003.
     Holdings Series A Preferred Stock (Holdings preferred stock) fell within the scope of SFAS No. 150 due to its mandatory conversion feature, and the fact that the monetary value of the obligation was based solely on a fixed monetary amount that is known at inception. Dividends paid on the stock were classified as interest and other charges, rather than dividends, effective July 1, 2003.
     Prior to the adoption of SFAS No. 150, Holdings preferred stock was reflected as preferred stock on the consolidated balance sheets of Holdings. Upon adoption, we began classifying Holdings preferred stock as both current and non-current liabilities based upon conversion dates.
     As of December 31, 2005 and 2004, zero and 66,149 shares of Holdings preferred stock with recorded values of zero and $6.6 million were outstanding. These balances reflect (i) the conversions in 2005 and 2004 of 66,149 and 76,984 shares and (ii) the repurchase of 8,667 shares for $98.00 per share in 2004.

Preferred and Preference Stock as of December 31,

		(Millions of Dollars)
		2005		2004
	Call Price
	Per Share	Shares	Amount	Shares	Amount

Preferred Stock Series of Subsidiaries:
Duquesne Light 3.75% (a)	$51.00	148,000	$7.4	148,000	$7.4
Duquesne Light 4.00% (a)	51.50	549,709	27.5	549,709	27.5
Duquesne Light 4.10% (a)	51.75	119,860	6.0	119,860	6.0
Duquesne Light 4.15% (a)	51.73	132,450	6.7	132,450	6.7
Duquesne Light 4.20% (a)	51.71	100,000	5.0	100,000	5.0
Duquesne Light $2.10 (a)	51.84	159,400	8.0	159,400	8.0
Duquesne Light 6.50% (a)	50.00	1,500,000	75.0	1,500,000	75.0
EnviroGas 6.5% (b)	—	10	1.0	10	1.0

Total Preferred Stock of Subsidiaries			136.6		136.6

Preference Stock Series of Subsidiaries:
Duquesne Light Plan Series A (c)		374,615	13.3	408,609	14.5

Deferred ESOP benefit			(2.4)		(4.2)

Total Preferred and Preference Stock			147.5		146.9

(a)	4,000,000 authorized shares; $50 par value; cumulative; $50 per share involuntary liquidation value.

(b)	1,500 authorized shares; $100,000 par value; $100,000 involuntary liquidation value; if declared, holders entitled to 6.5 % annual dividend each September; $100,000 redemption price per share. EnviroGas is a DQE Financial subsidiary.

(c)	8,000,000 authorized shares; $1 par value; cumulative; $35.50 per share liquidation value; annual dividends of $2.80 per share.
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
     Holders of Duquesne Light’s preference stock are entitled to receive cumulative quarterly dividends, if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne Light’s directors until all dividends have been paid. As of December 31, 2005, Duquesne Light had made all dividend payments.
     Outstanding Duquesne Light preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends. The outstanding preference stock is callable at the liquidation price plus accrued dividends. None of the Duquesne Light preferred or preference stock issues has mandatory purchase requirements.
     Preferred and preference dividends of Holdings and its affiliates included in interest and other charges were $8.0 million, $6.9 million and $3.5 million in 2005, 2004, 2003. Total preferred and preference stock had involuntary liquidation values of $149.8 million and $151.0 million, which exceeded par by $12.9 million and $14.1 million as of December 31, 2005 and 2004.
     Preferred and preference dividends of Duquesne Light were $8.0 million, $6.6 million and $3.2 million in 2005, 2004 and 2003. Total preferred and preference stock had involuntary liquidation values of $148.8 million and $150.0 million, which exceeded par by $12.9 million and $14.1 million as of December 31, 2005 and 2004.
     We have an Employee Stock Ownership Plan (ESOP) to provide matching contributions for the Holdings 401(k) Retirement Savings Plan. (See

Note 12.) We issued and sold 845,070 shares of Duquesne Light preference stock, plan series A, to the trustee of the ESOP. As consideration for the stock, we received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for the greater of one and one-half shares of Holdings common stock or $35.50 worth of Holdings common stock. Dividends on the preference stock and cash contributions from Holdings are used to fund the repayment of the ESOP note. We made cash contributions of approximately $0.2 million, $0.5 million and $0.3 million for 2005, 2004 and, 2003. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($1.1 million, $1.2 million and $1.3 million in 2005, 2004 and 2003). As shares of preference stock are allocated to the accounts of participants in the ESOP, we recognize compensation expense, and the amount of the deferred compensation benefit is amortized.
16. Equity
     Holdings.
Changes in the Number of Shares of Holdings Common Stock Outstanding as of December 31,

	(Millions of Shares)
	2005	2004	2003

January 1	77.0	75.4	74.3
Issuances	1.0	1.6	1.1

December 31	78.0	77.0	75.4

     Once all dividends on Holdings preferred stock have been paid, dividends may be paid on Holdings common stock as permitted by law and as declared by the board of directors. Since we are a holding company, substantially all of the assets shown on our consolidated balance sheets are held by our subsidiaries. Accordingly, our earnings and cash flow, and our ability to meet our obligations, are largely dependent upon the earnings and cash flows of such subsidiaries and the distribution or other payment of such earnings to us in the form of dividends, loans or advances, and repayment of loans and advances from us. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our securities or to make any funds available for such payments. Our subsidiaries’ ability to make dividend payments or other distributions to us may be restricted by their obligations to holders of their outstanding debt and preferred securities and to their creditors, the availability of earnings and the needs of their businesses.
     No part of the retained earnings of Holdings was restricted at December 31, 2005.
     During 2005, we paid total common stock dividends of $78.7 million (including $1.2 million paid to Duquesne Light), and of this amount, $10.4 million was reinvested to purchase approximately 570,000 shares of treasury stock for those shareholders who participated in our Dividend Reinvestment and Direct Stock Purchase Plan (DRIP).
     Also during 2005, we issued approximately 199,000 shares of treasury stock for purchases made by shareholders under our DRIP and 352,244 shares as a result of the conversion of Holdings preferred stock.
     During 2004, we paid total common stock dividends of $76.1 million (including $1.2 million paid to Duquesne Light), and of this amount, $10.5 million was reinvested to purchase approximately 556,000 shares of treasury stock for those shareholders who participated in our DRIP.
     Also during 2004, we issued approximately 191,000 shares of treasury stock for purchases made by shareholders under our DRIP and 406,000 shares as a result of the conversion of Holdings preferred stock.
     During 2003, we paid total common stock dividends of $75.1 million (including $1.2 million paid to Duquesne Light), and of this amount, $10.7 million was reinvested to purchase approximately 737,000 shares of treasury stock for those shareholders who participated in our DRIP.
     Also during 2003, we issued approximately 241,000 shares of treasury stock for purchases made by shareholders under our DRIP and 72,794 shares as a result of the conversion of Holdings preferred stock.
     When treasury stock is issued, the difference between the market price of our common stock, or the option exercise price, and the average cost of the treasury stock causes an increase or decrease in the value of common stock on the consolidated balance sheets.
     Accumulated other comprehensive income consists of unrealized holding gains and losses on interest rate and cash flow hedging instruments and adjustments to the minimum pension liability.
     Duquesne Light. In July 1989, Duquesne Light became a wholly owned subsidiary of Holdings, whose common stock replaced the outstanding shares of Duquesne Light’s common stock, except for the 10 shares Holdings owns.
     Payments of dividends on Duquesne Light common stock may be restricted by obligations to holders of its preferred and preference stock, pursuant to its Restated Articles of Incorporation. No dividends or distributions may be made on Duquesne Light’s common stock if it has not paid dividends on its preferred or preference stock. Dividends may also be effectively limited by the terms of certain financing agreements. Further, the aggregate amount of common stock dividend payments or distributions may not exceed certain percentages of net income, if the ratio of total common shareholder’s equity to total capitalization is less than specified percentages. No part of Duquesne Light’s retained earnings was restricted at December 31, 2005.
     During 2005, 2004 and 2003, Duquesne Light paid dividends on common stock to Holdings of $20 million, $71 million and $69 million.
     During 2005, Holdings made equity contributions to Duquesne Light totaling $82.5 million.
     Accumulated other comprehensive income consists of unrealized gains or losses on available for sale investments and adjustments to the minimum pension liability.
17. Discontinued Operations
     Pursuant to agreements entered into as well as our subsequent sale of our investments in AquaSource and Pro Am, these subsidiaries have been reflected as discontinued operations in the consolidated financial statements.
AQUASOURCE
     In July 2003, AquaSource closed the sale of its investor-owned water utilities (and certain related contract operations) to Aqua America for a purchase price of approximately $178 million in cash, after working capital and purchase price adjustments, including the one described below. Aqua America also assumed $10.4 million of debt associated with the business.
     Unable to resolve purchase price adjustment issues regarding rate base and customer connections, AquaSource and Aqua America agreed to arbitrate their dispute. In August 2004, the arbitration panel found in Aqua America’s favor, reducing the final purchase price by approximately $12 million. The resulting payment to Aqua America had been reserved for, and accordingly did not have a material adverse effect on our financial position or results of operations.
     In May 2004, AquaSource repurchased the minority interest held by an unrelated party for approximately $8.2 million.
     Due to the earlier than anticipated closing of this sale, we were not required to make certain expenditures, thereby increasing the net recorded value of AquaSource by approximately $11.5 million after-tax, which was recorded in June 2003. The 2003 income also included a $66.6 million tax benefit related to the use of capital losses generated in connection with the sale of the AquaSource subsidiaries. (See Note 10.)
     In 2003, AquaSource sold various other operations for $17.7 million, though subsequent purchase price adjustments reduced the net amount to $16.3 million. Of the total purchase price, $3.3 million was in the form of a personally guaranteed promissory note, which was paid in full in January 2005. Also during 2003, we spent approximately $16.8 million for water utility construction prior to the sale of AquaSource.
     In connection with the assignment of certain rights to a previous construction contract, AquaSource received $1.7 million in January 2006 in settlement of a receivable that had been previously fully reserved. This amount is included on Holdings’ consolidated balance sheet as a current asset from discontinued operations as of December 31, 2005.
PRO AM
     On December 13, 2002, we sold Pro Am’s propane distribution business to Ferrellgas Partners, L.P., for approximately $42 million, $32 million of which was paid in cash at the closing. We received an unsecured note for the remaining $10 million, which matured on December 13, 2003. We have collected $9.4 million in full settlement of this note.
     The following table summarizes income statement data from discontinued operations:

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Revenues	$—	$—	$41.5

Operating Results, net of tax of $—, $0.5, and $1.8	$—	$(0.9)	$(1.5)
Gain from sale, net of tax of $0.8, $0.4, and $(71.6)	1.3	0.7	84.2

Income (Loss) from Discontinued Operations	$1.3	$(0.2)	$82.7

18. Duquesne Light Transactions With Affiliates
     As a wholly owned subsidiary of Holdings, Duquesne Light has various transactions with its parent company and affiliates.
     Duquesne Light generally pays quarterly dividends to Holdings. During 2005, Duquesne Light embarked on a significant capital expenditure program, and began retaining more of its earnings than in prior years. As of December 31, 2005 and 2004, Duquesne Light’s dividend payable to Holdings was zero and $7 million and was included in payable to affiliates on Duquesne Light’s consolidated balance sheets.
     Duquesne Light participates in a tax sharing arrangement with Holdings to provide, among other things, for the payment of taxes for periods during which Holdings and Duquesne Light are included in the same consolidated group for federal tax purposes. Duquesne Light shares in the consolidated tax liability to the extent of its income or loss for the year. (See Note 10.) As of December 31, 2005 and 2004, Duquesne Light’s tax liability to (receivable from) Holdings under this arrangement was $(6.0) million and $(2.6) million and was included in payable to affiliates on Duquesne Light’s consolidated balance sheets.
     Following the sale of generation assets in 2000, Duquesne Light loaned $250 million of the sale proceeds to Holdings. Duquesne Light recorded interest income from Holdings on this note until its redemption in 2005. On January 1, 2002, the interest rate charged on the note was lowered to reflect then-current market rates. The PUC had questioned this decrease, and in February 2006 we reached an agreement with the PUC, requiring Holdings to contribute approximately $27.6 million to Duquesne Light, which represents the difference in interest that would have been charged to Holdings had this interest rate not been lowered.
     Duquesne Light participated in a cash pool arrangement with DQE Capital, until November 2005, and earned interest income on available cash that was deposited with DQE Capital. As a holder of Holdings common stock, Duquesne Light receives dividend income from Holdings.
     Duquesne Light charges an administrative fee to Holdings and its affiliates based on an allocation method that considers the cost of actual or estimated services performed and other expenses incurred on behalf of Holdings or its affiliates. Following the sale of several of Holdings’ non-complementary businesses, administrative cost allocations to affiliates is lower in 2005 as compared to 2004 and 2003.
     Duquesne Light collects pole and duct revenue from its communications affiliate and pays the same affiliate for the rental of communication fiber. Duquesne Light purchases energy for its internal use from Duquesne Light Energy, and collects transmission revenues from the same affiliate.
     During 2005, Duquesne Light’s former subsidiary, Duquesne Power, made wholesale sales of energy to Duquesne Light Energy and incurred interest expense to Holdings on a working capital note. On December 31, 2005, Duquesne Light made a $17.7 million non-cash dividend to Holdings through the transfer of its subsidiary, Duquesne Power. This entity was subsequently distributed to another Holdings subsidiary. This transfer will effectively eliminate the net income included in Duquesne Light’s supply segment. As of December 31, 2005, Duquesne Light’s payable to Duquesne Power for energy supplied under the full-requirements contract was $46.2 million and was included in payable to affiliates on Duquesne Light’s consolidated balance sheets.
     Certain of Duquesne Light’s revenues and expenses relate to transactions with Holdings and its affiliates, including the following:

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Revenues and Other Income:
Interest income	$10.1	$14.3	$15.6
Dividend income from Holdings common stock	1.2	1.2	1.2
Wholesale energy sales	45.1	—	—
Transmission revenue	1.8	—	—
Duct and pole rental revenue	1.2	1.1	1.1

Expenses:
Administrative cost allocations (a)	$(2.0)	$(8.3)	$(6.9)
Interest on Power’s note with Holdings	1.0	—	—
Rental of communication fiber	0.5	0.4	0.2
Company use energy	1.5	—	—

(a)	Allocated labor charges include the associated fringe benefits, including pension and health care costs.
19. Supplemental Cash Flow Disclosure
     Non-cash investing activity in 2005 at both Holdings and Duquesne Light consisted of a $21.7 million increase in accounts payable related to construction expenditures. Non-cash financing activity in 2005 at Duquesne Light consisted of a $17.7 million non-cash dividend of a subsidiary to Holdings. The subsidiary’s balance sheet consists primarily of derivative assets and liabilities and the related deferred tax liabilities and accumulated other comprehensive income.
     Non-cash activity related to the pension plans in 2005 consisted of a $5.1 million increase in prepaid pension costs, a $36.9 million increase in pension intangible assets, a $82.4 million increase in pension liabilities, a $16.8 million decrease in deferred income taxes and a $23.6 million decrease in accumulated other comprehensive income.
     Non-cash activity related to the pension plans in 2004 consisted of a $4.5 million increase in prepaid pension costs, a $5.8 million increase in pension intangible assets and a $10.3 million increase in pension liabilities.
     Non-cash activity related to the pension plans in 2003 consisted of a $4.7 million increase in prepaid pension costs and a $4.7 million increase in pension liabilities.
Holdings Changes in Working Capital Other than Cash (a) for the Year Ended December 31,

	(Millions of Dollars)
	2005	2004	2003

Receivables	$(16.1)	$(10.1)	$1.1
Other current assets	6.6	3.4	8.9
Accounts payable	(20.4)	(11.2)	(2.8)
Other current liabilities	13.9	8.9	(19.1)

Total	$(16.0)	$(9.0)	$(11.9)

(a)	The amounts shown exclude the effects of acquisitions, dispositions and restructuring charges.
Duquesne Light Changes in Working Capital Other than Cash (a) for the Year Ended December 31,

	(Millions of Dollars)
	2005	2004	2003

Receivables	$(18.7)	$(5.7)	$12.8
Other current assets	(4.3)	3.4	(4.5)
Accounts payable	(20.7)	(3.8)	(26.0)
Other current liabilities	5.3	(48.7)	(34.4)

Total	$(38.4)	$(54.8)	$(52.1)

(a)	The amounts shown exclude the effects of restructuring charges and the transfer of the subsidiary.
20. Business Segments and Related Information
     Duquesne Light reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity by Duquesne Light (Duquesne Light supply business segment), and (3) collection of transition costs (which were fully collected by December 31, 2005) (CTC business segment).
     Holdings reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (which includes the Duquesne Light supply business segment and, beginning in 2005, supply by DLE) (electricity supply business segment), (3) collection of transition costs (which were fully collected by December 31, 2005) (CTC business segment), (4) DES’ development, operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment), and (6) DQE Communications’ operation, maintenance and leasing of its fiber optic based network (Communications business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure. These subsidiaries provide corporate administrative functions, financing, and insurance services for our various affiliates.
Duquesne Light Company
Business Segments for the Twelve Months Ended December 31, 2005

	(Millions of Dollars)
		Duquesne
	Electricity	Light
	Delivery	Supply	CTC	Consolidated

Operating revenues	$343.5	$443.8	$5.1	$792.4
Operating expenses	178.2	394.8	0.3	573.3
Depreciation and amortization expense	67.1	—	4.7	71.8

Operating income	98.2	49.0	0.1	147.3
Other income — net	15.9	0.3	—	16.2
Interest and other charges	47.0	1.0	—	48.0

Income before income taxes	67.1	48.3	0.1	115.5
Income tax expense	22.6	19.9	—	42.5

Net Income	44.5	28.4	0.1	73.0
Dividends on preferred and preference stock	8.0	—	—	8.0

Earnings available for common stock	$36.5	$28.4	$0.1	$65.0

Assets	$2,123.1	$—	$—	$2,123.1

Capital expenditures	$153.9	$—	$—	$153.9

Duquesne Light Company
Business Segments for the Twelve Months Ended December 31, 2004

	(Millions of Dollars)
		Duquesne
	Electricity	Light
	Delivery	Supply	CTC	Consolidated

Operating revenues	$344.7	$434.5	$10.1	$789.3
Operating expenses	164.7	402.8	0.4	567.9
Acquisition termination cost	—	8.3	—	8.3
Depreciation and amortization expense	62.3	—	9.1	71.4

Operating income	117.7	23.4	0.6	141.7
Other income — net	16.6	—	—	16.6
Interest and other charges	46.2	—	—	46.2

Income before income taxes	88.1	23.4	0.6	112.1
Income tax expense	34.4	9.7	0.2	44.3

Net Income	53.7	13.7	0.4	67.8
Dividends on preferred and preference stock	6.6	—	—	6.6

Earnings available for common stock	$47.1	$13.7	$0.4	$61.2

Assets	$2,287.1	$1.2	$4.7	$2,293.0

Capital expenditures	$83.4	$0.1	$—	$83.5

Business Segments for the Twelve Months Ended December 31, 2003

	(Millions of Dollars)
		Duquesne
	Electricity	Light
	Delivery	Supply	CTC	Consolidated

Operating revenues	$338.4	$450.2	$17.5	$806.1
Operating expenses	157.3	416.5	0.8	574.6
Depreciation and amortization expense	60.7	—	15.7	76.4

Operating income	120.4	33.7	1.0	155.1
Other income — net	20.3	—	—	20.3
Interest and other charges	60.4	—	—	60.4

Income before income taxes	80.3	33.7	1.0	115.0
Income tax expense	31.0	14.0	0.4	45.4

Net Income	49.3	19.7	0.6	69.6
Dividends on preferred and preference stock	3.2	—	—	3.2

Earnings available for common stock	$46.1	$19.7	$0.6	$66.4

Assets	$2,200.8	$—	$8.4	$2,209.2

Capital expenditures	$76.1	$—	$—	$76.1

Duquesne Light Holdings
Business Segments for the Twelve Months Ended December 31, 2005

	(Millions of Dollars)
	Electricity	Electricity		Energy		Communi-	All	Elimina-	Consoli-
	Delivery	Supply	CTC	Solutions	Financial	cations	Other	tions	dated

Operating revenues	$343.5	$451.4	$5.1	$68.6	$49.0	$9.5	$—	$(4.9)	$922.2
Operating expenses	178.2	402.4	0.3	25.0	49.6	3.8	7.2	(4.9)	661.6
Depreciation and amortization expense	67.1	—	4.7	1.7	5.9	2.1	0.8	—	82.3

Operating income (loss)	98.2	49.0	0.1	41.9	(6.5)	3.6	(8.0)	—	178.3
Other income – net	15.9	0.4	—	19.1	12.6	0.2	6.2	(14.3)	40.1
Interest and other charges	55.0	1.1	—	0.1	0.1	—	19.6	(13.3)	62.6
Benefit from limited partners’ interest	—	—	—	—	10.1	—	—	—	10.1

Income (loss) before income taxes	59.1	48.3	0.1	60.9	16.1	3.8	(21.4)	(1.0)	165.9
Income tax expense (benefit)	22.6	19.9	—	25.0	(14.1)	1.3	(1.8)	0.1	53.0

Income (loss) from continuing operations	$36.5	$28.4	$0.1	$35.9	$30.2	$2.5	$(19.6)	$(1.1)	$112.9

Assets (a)	$2,100.1	$68.1	$—	$17.9	$573.9	$29.9	$29.0	$—	$2,818.9

Capital expenditures	$153.9	$—	$—	$0.1	$0.4	$3.2	$—	$—	$157.6

(a)	Excludes discontinued operations assets.
Business Segments for the Twelve Months Ended December 31, 2004

	(Millions of Dollars)
	Electricity	Electricity		Energy		Communi-	All	Elimina-	Consoli-
	Delivery	Supply	CTC	Solutions	Financial	cations	Other	tions	dated

Operating revenues	$344.7	$434.5	$10.1	$68.4	$32.8	$8.1	$0.4	$(1.7)	$897.3
Operating expenses	164.7	402.8	0.4	32.5	40.7	3.3	12.1	(1.6)	654.9
Acquisition termination cost	—	8.3	—	—	—	—	—	—	8.3
Depreciation and amortization expense	62.3	—	9.1	1.9	7.3	1.9	0.9	—	83.4

Operating income (loss)	117.7	23.4	0.6	34.0	(15.2)	2.9	(12.6)	(0.1)	150.7
Other income — net	16.6	—	—	1.4	9.5	0.1	1.3	(16.2)	12.7
Interest and other charges	52.8	—	—	0.1	0.1	—	26.0	(16.0)	63.0
Benefit from limited partners’ interest	—	—	—	—	7.4	—	—	—	7.4

Income (loss) before income taxes	81.5	23.4	0.6	35.3	1.6	3.0	(37.3)	(0.3)	107.8
Income tax expense (benefit)	34.4	9.7	0.2	12.6	(24.8)	1.3	(13.1)	0.3	20.6

Income (loss) from continuing operations	$47.1	$13.7	$0.4	$22.7	$26.4	$1.7	$(24.2)	$(0.6)	$87.2

Assets	$1,879.5	$1.1	$4.7	$32.6	$604.4	$28.6	$81.9	$—	$2,632.8

Capital expenditures	$83.4	$0.1	$—	$0.1	$0.9	$1.9	$—	$—	$86.4

Duquesne Light Holdings
Business Segments for the Twelve Months Ended December 31, 2003

	(Millions of Dollars)
	Electricity	Electricity		Energy		Communi-	All	Elimina-	Consoli-
	Delivery	Supply	CTC	Solutions	Financial	cations	Other	tions	dated

Operating revenues	$338.4	$450.2	$17.5	$63.5	$27.8	$6.7	$0.3	$(1.6)	$902.8
Operating expenses	157.3	416.5	0.8	33.1	45.4	3.7	8.6	(0.8)	664.6
Depreciation and amortization expense	60.7	—	15.7	2.1	6.4	1.8	0.6	—	87.3

Operating income (loss)	120.4	33.7	1.0	28.3	(24.0)	1.2	(8.9)	(0.8)	150.9
Other income — net	20.3	—	—	1.8	29.4	—	0.7	(17.8)	34.4
Interest and other charges	63.6	—	—	0.2	1.8	—	25.5	(16.7)	74.4

Income (loss) before income taxes	77.1	33.7	1.0	29.9	3.6	1.2	(33.7)	(1.9)	110.9
Income tax expense (benefit)	31.0	14.0	0.4	9.6	(29.6)	0.4	(8.1)	—	17.7

Income (loss) from continuing operations	46.1	19.7	0.6	20.3	33.2	0.8	(25.6)	(1.9)	93.2
Dividends on preferred stock	—	—	—	—	—	—	0.4	—	0.4

Earnings (loss) from continuing operations available for common stock	$46.1	$19.7	$0.6	$20.3	$33.2	$0.8	$(26.0)	$(1.9)	$92.8

Assets	$1,866.6	$—	$8.4	$34.2	$572.1	$30.0	$29.5	$—	$2,540.8

Capital expenditures	$76.1	$—	$—	$0.4	$0.3	$1.0	$0.2	$—	$78.0

21. Quarterly Financial Information (Unaudited)
Summary of Selected Quarterly Financial Data
Duquesne Light Holdings

	(Millions of Dollars, Except Per Share Amounts)
2005 (a)	First Quarter		Second Quarter	Third Quarter		Fourth Quarter

Operating revenues	$218.7		$221.9	$263.3		$218.3
Operating income	47.1		38.7	58.8		33.7
Income from continuing operations	34.6	(b)	21.6	43.5	(b)	13.2 (b)
Income (loss) from discontinued operations	0.4		(0.1)	0.1		0.9
Net income	35.0		21.5	43.6		14.1
Basic earnings (loss) per share:
Continuing operations	0.45		0.28	0.56		0.17
Discontinued operations	—		—	—		0.01
Total	0.45		0.28	0.56		0.18
Stock price:
High	19.17		19.25	19.43		17.40
Low	17.43		17.30	17.17		16.14

2004 (a)	First Quarter		Second Quarter	Third Quarter		Fourth Quarter

Operating revenues	$217.1		$218.9	$242.8		$218.5
Operating income	35.2		36.4	40.2	(c)	38.9
Income from continuing operations	21.7		23.0	23.4		19.1
Income (loss) from discontinued operations	0.1		0.4	0.2		(0.9)
Net income	21.8		23.4	23.6		18.2
Basic earnings (loss) per share:
Continuing operations	0.29		0.30	0.31		0.25
Discontinued operations	—		0.01	—		(0.01)
Total	0.29		0.31	0.31		0.24
Stock price:
High	20.44		19.70	19.62		19.25
Low	18.05		17.71	17.96		17.01

(a)	The quarterly data reflect seasonal weather variations in the electric utility’s service territory. Stock prices reflect New York Stock Exchange data.

(b)	First quarter results include a $8.3 million increase in the fair value of certain derivative energy contracts at Duquesne Light and a $4.6 million gain on the sale of an investment at DQE Financial. Third quarter results include a $11.7 million gain on the sale of an energy facility management project at DES and an $6.5 million increase in the fair value of certain derivative energy contracts at Duquesne Light. Fourth quarter results include a $7.8 million gain on the sale of two energy facility management projects at DES, a $3.7 million decrease in the fair value of certain derivative energy contracts at Duquesne Light and $6.7 million of charges related to an energy facility management project.

(c)	Third quarter results include a pre-tax charge of $8.3 million at Duquesne Light for the write-off of deposits and deferred costs related to the termination of the acquisition of a generation station. (See Note 3.)

Duquesne Light Company

	(Millions of Dollars)
2005 (a)	First Quarter		Second Quarter	Third Quarter		Fourth Quarter

Operating revenues	$191.5		$189.9	$225.8		$185.2
Operating income	42.6	(b)	32.3	52.5	(b)	19.9	(b)
Net income	21.9		14.6	27.3		9.2

2004 (a)	First Quarter		Second Quarter	Third Quarter		Fourth Quarter

Operating revenues	$194.6		$193.8	$213.1		$187.8
Operating income	36.6		36.2	34.9	(c)	34.0
Net income	17.8		18.3	17.0		14.7

(a)	The quarterly data reflect seasonal weather variations in our service territory.

(b)	First quarter results include a $8.3 million increase in the fair value of certain derivative energy contracts. Third quarter results include an $6.5 million increase in the fair value of certain derivative energy contracts. Fourth quarter results include a $3.7 million decrease in the fair value of certain derivative energy contracts.

(c)	Third quarter results include an $8.3 million pre-tax charge for the write-off of deposits and deferred costs related to the termination of the acquisition of a generation station. (See Note 3.)
Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
     Management of both Holdings and Duquesne Light, with the participation of each entity’s Chief Executive Officer and the Chief Financial Officer, has evaluated their respective disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Each entity’s Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective to ensure that the information required to be disclosed in Holdings’ and Duquesne Light’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
     Management of both Holdings and Duquesne Light is responsible for establishing and maintaining adequate internal control over financial reporting. These internal control systems are designed to provide reasonable assurance to each entity’s management and board of directors regarding the preparation and fair presentation of published financial statements.
     All internal control systems, no matter how well designed, implemented, and executed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management of both entities assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2005. In making these assessments, each entity used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our assessment included reviewing the documentation of our controls, evaluating their design effectiveness, and testing their operating effectiveness. Based on our assessment, management of each entity believes that, as of December 31, 2005, the respective entity’s internal control over financial reporting is effective based on those criteria.
     The independent auditors for Holdings and Duquesne Light have issued the below attestation reports on each entity’s assessment of its internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
     There has been no change in Holdings’ or Duquesne Light’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Duquesne Light Holdings, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Duquesne Light Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 6, 2006

To the Board of Directors and Shareholder of
Duquesne Light Company:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Duquesne Light Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 6, 2006

Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrants.
     Information relating to Holdings’ executive officers and Duquesne Light’s executive officers and directors is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.” All other information about Holdings required under this Item 10 is set forth in and incorporated by reference from the 2006 Proxy Statement. All other information about Duquesne Light required under this Item 10 is set forth in and incorporated by reference from Exhibit 99.1.
     Because Holdings lists its common stock on the New York Stock Exchange (NYSE), Holdings’ Chief Executive Officer is required to make, and has made, an annual certification to the NYSE stating that he was not aware of any violation by Holdings of the corporate governance listing standards of the NYSE. Holdings’ Chief Executive Officer made his annual certification to that effect to the NYSE as of June 8, 2005. Because Duquesne Light lists only debt and preferred securities on the NYSE, it is not required to make such annual certifications.
     Both Holdings and Duquesne Light have filed, as exhibits to this combined Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.
Item 11. Executive Compensation.
     Information relating to executive compensation for Holdings is set forth in and incorporated by reference from the 2006 Proxy Statement. Information relating to executive compensation for Duquesne Light is set forth in and incorporated by reference from Exhibit 99.1.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     Information relating to the ownership of Holdings equity securities by Holdings’ directors, officers and certain beneficial owners is set forth in and incorporated by reference from the 2006 Proxy Statement.
     Information relating to the ownership of Holdings equity securities by Duquesne Light directors, officers and certain beneficial owners is set forth in and incorporated by reference from Exhibit 99.1.

Equity Compensation Plan Information
     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of December 31, 2005:

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights (1)	and rights	(a)) (2)
Equity compensation plans approved by security holders	1,130,602	$23.10	2,622,280
Equity compensation plans not approved by security holders	—	—	—
Total	1,130,602	$23.10	2,622,280

(1)	Includes 352,373 shares of common stock issuable upon exercise of options granted under our prior Long-Term Incentive Plan (discontinued in 2002) and 199,631 shares of common stock issuable upon exercise of options granted under our current Incentive Plan. Reflects 363,200 and 33,367 deferred stock units awarded in 2003 and 2005, which may or may not be earned depending on our achieving cumulative total shareholder return and earnings per share goals through 2006. Awardees may earn up to 100% of the amounts awarded. Reflects 52,390 restricted stock units awarded in 2004, which may or may not be earned depending on our achieving cumulative total shareholder return goals through 2006. Awardees may earn up to 100% of the amounts awarded. Reflects 186,417; 20,000; and 36,292 restricted shares issued in 2003, 2004 and 2005.

(2)	All of these shares are available under our current Incentive Plan.

Item 13. Certain Relationships and Related Transactions.
     None.
Item 14. Principal Accounting Fees and Services.
     Information regarding Deloitte & Touche LLP’s fees and services is set forth in and incorporated by reference from the 2006 Proxy Statement. Such fees and services apply to Deloitte & Touche LLP’s work for all of Holdings’ consolidated subsidiaries, including Duquesne Light.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) The following information is set forth in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm.
Holdings Consolidated Statements of Income for the Three Years Ended December 31, 2005.
Holdings Consolidated Balance Sheets, December 31, 2005 and 2004.
Holdings Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2005.
Holdings Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2005.
Holdings Consolidated Statements of Common Shareholders’ Equity for the Three Years Ended December 31, 2005.
Duquesne Light Consolidated Statements of Income for the Three Years Ended December 31, 2005.
Duquesne Light Consolidated Balance Sheets, December 31, 2005 and 2004.
Duquesne Light Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2005.
Duquesne Light Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2005.
Duquesne Light Consolidated Statements of Common Shareholder’s Equity for the Three Years Ended December 31, 2005.
Notes to Consolidated Financial Statements.
(a)(2) The following financial statement schedules are filed here as a part of this Report:
Schedule for the Three Years Ended December 31, 2005:
I — Condensed Financial Information of Registrant (Holdings)

II — Valuation and Qualifying Accounts (Holdings)

II — Valuation and Qualifying Accounts (Duquesne Light)
     The remaining schedules are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements or notes to the consolidated financial statements.
(a)(3) Exhibits are set forth in the Exhibit Index below, incorporated here by reference. Documents other than those designated as being filed here are incorporated here by reference. Documents incorporated by reference to a Holdings Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File
No. 1-10290. Documents incorporated by reference to a Duquesne Light Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-956.
The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

(b) Exhibits Index.

Exhibit No.	Description	Method of Filing
3.1	Holdings Articles of Incorporation effective January 5, 1989.	Exhibit 3.1 to the Holdings Form 10-K for the year ended December 31, 1989.

3.2	Holdings Articles of Amendment effective April 27, 1989.	Exhibit 3.2 to the Holdings Form 10-K for the year ended December 31, 1989.

3.3	Holdings Articles of Amendment effective February 8, 1993.	Exhibit 3.3 to the Holdings Form 10-K for the year ended December 31, 1992.

3.4	Holdings Articles of Amendment effective May 24, 1994.	Exhibit 3.4 to the Holdings Form 10-K for the year ended December 31, 1994.

3.5	Holdings Articles of Amendment effective April 20, 1995.	Exhibit 3.5 to the Holdings Form 10-K for the year ended December 31, 1995.

3.6	Holdings Articles of Amendment effective September 30, 2003.	Exhibit 3.6 to the Holdings Form 10-K for the year ended December 31, 2002.

3.7	Holdings Statement with respect to the Preferred Stock, Series A (Convertible).	Exhibit 3.1 to the Holdings Form 10-Q for the quarter ended September 30, 1997.

3.8	Duquesne Light Restated Articles of Incorporation currently in effect.	Exhibit 3.1 to the Duquesne Light Form 10-Q for the quarter ended June 30, 1999.

3.9	Holdings By-Laws, as amended through September 30, 2003, and as currently in effect.	Exhibit 3.1 to the Holdings Form 10-Q for the quarter ended September 30, 2003.

3.10	Duquesne Light By-Laws, as amended through October 13, 2003, and as currently in effect.	Exhibit 3.1 to the Duquesne Light Form 10-Q for the quarter ended September 30, 2003.

3.11	Form of Duquesne Light Statement with respect to the 6.50% Preferred Stock.	Exhibit 3.3 to Registration Statement (Form S-3) No. 333-112929.

4.1	Indenture of Mortgage and Deed of Trust dated as of April 1, 1992, between Duquesne Light Company and JP Morgan Chase (a restatement of the Indenture in its entirety as amended through 2004).	Exhibit 4.1 to the Holdings Form 10-K for the year ended December 31, 2004.

4.2	Indenture dated as of August 16, 2005 between Holdings and J.P. Morgan Trust Company, National Association, as Trustee.	Exhibit 4.1 to the Holdings Form 8-K dated August 17, 2005.

4.3	Form of 2015 Senior Note.	Exhibit 4.2 to the Holdings Form 8-K dated August 17, 2005.

4.4	Form of 2035 Senior Note.	Exhibit 4.3 to the Holdings Form 8-K dated August 17, 2005.

4.5	Form of Officer’s Certificate for the 2015 Senior Note.	Exhibit 4.4 to the Holdings Form 8-K dated August 17, 2005.

4.6	Form of Officer’s Certificate for the 2035 Senior Note.	Exhibit 4.5 to the Holdings Form 8-K dated August 17, 2005.

4.7	Indenture, dated as of August 1, 1999, from DQE Capital Corporation and Holdings to The First National Bank of Chicago, as Trustee.	Exhibit 4.1 to the Form 8-A of DQE Capital Corporation and Holdings, filed September 16, 1999.

4.8	Form of Note.	Exhibit 4.2 to the Form 8-A of DQE Capital Corporation and Holdings, filed September 16, 1999.

10.1	Deferred Compensation Plan for Directors of Duquesne Light Company, as amended to date.	Exhibit 10.1 to the Holdings Form 10-K for the year ended December 31, 1992.

10.2	Restated Pension Service Supplement Program.	Exhibit 10.2 to the Holdings Form 10-K for the year ended December 31, 2004.

10.3	Duquesne Light Charitable Giving Program, as amended.	Exhibit 10.6 to the Holdings Form 10-K Annual Report for the year ended December 31, 2001.

10.4	Severance Agreement dated December 23, 2003 for Morgan K. O’Brien, with a schedule listing substantially identical agreements with Joseph G. Belechak, Maureen L. Hogel, Stevan R. Schott and James E. Wilson.	Exhibit 10.11 to the Holdings Form 10-K for the year ended December 31, 2003.

10.5	Schedule to Exhibit 10.4 listing substantially identical agreements with Joseph G. Belechak, Maureen L. Hogel, Mark E. Kaplan, Stevan R. Schott and James E. Wilson.	Filed here.

10.6	Employment Agreement dated as of September 14, 2001 between Holdings and Morgan K. O’Brien.	Exhibit 10.8 to the Holdings Form 10-K for the year ended December 31, 2001.

10.7	Non-Competition and Confidentiality Agreement dated as of September 14, 2001 for Morgan K. O’Brien.	Exhibit 10.13 to the Holdings Form 10-K for the year ended December 31, 2001.

10.8	Non-Competition and Confidentiality Agreement dated as of August 17, 2000 for William F. Fields.	Exhibit 10.7 to the Holdings Form 10-K for the year ended December 31, 2004.

10.9	Non-Competition and Confidentiality Agreement dated as of August 1, 2000 for Joseph G. Belechak.	Exhibit 10.7 to the Duquesne Light Form 10-K for the year ended December 31, 2001.

10.10	Non-Competition and Confidentiality Agreement dated as of April 2, 1997 for Maureen L. Hogel.	Exhibit 10.8 to the Duquesne Light Form 10-K for the year ended December 31, 2001.

10.11	Schedule to Exhibit 10.9 listing substantially identical agreements with Mark E. Kaplan, Stevan R. Schott and James E. Wilson.	Filed here.

10.12	Form of Stock Option Agreement for Officers (with change in control)	Exhibit 10.11 to the Holdings Form 10-K for the year ended December 31, 2004.

10.13	Form of Stock Option Agreement for Officers	Exhibit 10.12 to the Holdings Form 10-K for the year ended December 31, 2004.

10.14	Form of Deferred Stock Unit Agreement for Officers	Exhibit 10.13 to the Holdings Form 10-K for the year ended December 31, 2004.

10.15	Form of Performance Share Agreement for Officers	Exhibit 10.14 to the Holdings Form 10-K for the year ended December 31, 2004.

10.16	Form of Restricted Stock Agreement for Officers	Exhibit 10.15 to the Holdings Form 10-K for the year ended December 31, 2004.

10.17	Form of Stock Option Agreement for Directors	Exhibit 10.16 to the Holdings Form 10-K for the year ended December 31, 2004.

10.18	Form of Restricted Stock Agreement for Directors	Exhibit 10.17 to the Holdings Form 10-K for the year ended December 31, 2004.

10.19	Description of Executive Benefits	Filed here.

10.20	Description of Directors’ Fees and Plans	Exhibit 10.19 to the Holdings Form 10-K for the year ended December 31, 2004.

10.21	Holdings’ Amended and Restated $200 Million Credit Agreement dated as of July 27, 2005.	Exhibit 10.1 to the Holdings Form 10-Q for the quarter ended June 30, 2005.

10.22	Increasing Lender Agreement between Holdings and Union Bank of California, N.A., dated January 31, 2006, modifying Holdings’ Amended and Restated $200 Million Credit Agreement, together with a schedule listing substantially identical agreements with the other lenders.	Filed here.

10.23	Accession and Amendment Agreement between Holdings and Keybank National Association, dated January 31, 2006, including Keybank as a lender under Holdings’ Amended and Restated $200 Million Credit Agreement.	Filed here.

10.24	Duquesne Light’s Third Amended and Restated $100 Million Credit Agreement dated as of July 27, 2005.	Exhibit 10.2 to the Duquesne Light Form 8-K dated July 27, 2005.

10.25	Increasing Lender Agreement between Duquesne Light and JPMorgan Chase, N.A., dated January 31, 2006, modifying Duquesne Light’s Third Amended and Restated $100 Million Credit Agreement, together with a schedule listing substantially identical agreements with the other lenders.	Filed here.

10.26	Accession and Amendment Agreement between Duquesne Light and Keybank National Association, dated January 31, 2006, including Keybank as a lender under Duquesne Light’s Third Amended and Restated $100 Million Credit Agreement.	Filed here.

10.27	POLR Agreement, dated as of September 24, 1999 by and between Duquesne Light Company and Orion Power Holdings, Inc.	Exhibit 2.2 to the Holdings Form 8-K dated September 24, 1999.

10.28	Amended and Restated POLR II Agreement by and between Duquesne Light Company and Orion Power MidWest, L.P., dated as of December 7, 2000.	Exhibit 10.11 to the Duquesne Light Form 10-K for the year ended December 31, 2000.

10.29	Purchase and Sale Agreement by and between Atlantic City Electric Company and Holdings dated November 14, 2005.	Exhibit 10.1 to the Holdings Form 8-K dated November 14, 2005.

12.1	Holdings’ Ratio of Earnings.	Filed here.

12.2	Duquesne Light’s Ratio of Earnings.	Filed here.

21.1	Subsidiaries of the registrants.	Filed here.

23.1	Consent of Independent Registered Public Accounting Firm regarding Holdings.	Filed here.

23.2	Consent of Independent Registered Public Accounting Firm regarding Duquesne Light.	Filed here.

31.1	Section 302 Certification of Holdings’ CEO.	Filed here.

31.2	Section 302 Certification of Holdings’ CFO.	Filed here.

31.3	Section 302 Certification of Duquesne Light’s CEO.	Filed here.

31.4	Section 302 Certification of Duquesne Light’s CFO.	Filed here.

32.1	Section 906 Certification of Holdings’ CEO.	Filed here.

32.2	Section 906 Certification of Holdings’ CFO.	Filed here.

32.3	Section 906 Certification of Duquesne Light’s CEO.	Filed here.

32.4	Section 906 Certification of Duquesne Light’s CFO.	Filed here.

99.1	Information regarding Duquesne Light directors, executive compensation and security ownership.	Filed here.

Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of our stock as of January 31, 2006, subject to payment in advance of the cost of reproducing the exhibits requested.
SCHEDULE I
Condensed Financial Information of Registrant (Parent Company)
Duquesne Light Holdings, Inc.
Schedule I — Condensed Financial Information of Registrant (Parent Company)
Statements of Income

	(All Amounts in Millions,
	Except Per Share Amounts)
	Year Ended December 31,
	2005	2004	2003

Operating Expenses:
Operating and administrative	$6.9	$4.7	$1.3
Intercompany administrative expenses	—	6.6	5.8
Depreciation and amortization	0.8	0.8	1.7

Total Operating Expenses	7.7	12.1	8.8

Operating Loss	(7.7)	(12.1)	(8.8)
Other Income — net	5.1	—	(0.5)
Intercompany Interest Expense	(11.3)	(23.8)	(24.1)
Interest and Other Charges	(7.5)	(0.4)	(0.3)

Loss Before Income Taxes and Equity in Income of Unconsolidated Subsidiaries	(21.4)	(36.3)	(33.7)
Income Tax Expense	(29.8)	(15.6)	(83.7)
Equity in Income of Unconsolidated Subsidiaries	165.4	138.9	293.3

Net Income	114.2	87.0	175.9
Dividends on Preferred Stock	—	—	0.4

Earnings Available for Common Stock	$114.2	$87.0	$175.5

Average Number of Common Shares Outstanding	77.7	76.4	75.0

Basic Earnings Per Share of Common Stock	$1.47	$1.14	$2.34

Diluted Earnings Per Share of Common Stock	$1.47	$1.14	$2.29

Dividends Declared Per Share of Common Stock	$1.00	$1.00	$1.00

See notes to condensed financial statements.

Duquesne Light Holdings, Inc.
Schedule I — Condensed Financial Information of Registrant (Parent Company)
Balance Sheets

	(Millions of Dollars)
	As of December 31,
Assets	2005	2004

Current Assets:
Cash and temporary cash investments	$—	$0.1
Receivables	—	13.2
Receivables — unconsolidated subsidiaries	1.0	11.8
Notes receivable — unconsolidated subsidiaries	7.8	—
Deferred income taxes — net	18.1	—
Derivative instruments	2.2	—
Other	0.1	0.1

Total Current Assets	29.2	25.2

Investments in Unconsolidated Subsidiaries (Note 2)	1,047.2	943.6

Other Non-Current Assets:
Deferred income taxes — net	117.3	137.1
Other	9.0	5.4

Total Other Non-Current Assets	126.3	142.5

Total Assets	$1,202.7	$1,111.3

Liabilities and Capitalization

Current Liabilities:
Short-term debt	$40.0	$—
Accounts payable	0.5	0.2
Accounts payable — unconsolidated subsidiaries	44.9	24.6
Notes payable — unconsolidated subsidiaries	55.7	384.5
Income taxes payable	56.2	32.7
Common stock dividends	20.0	19.7
Other	8.8	22.7

Total Current Liabilities	226.1	484.4

Total Non-Current Liabilities	0.7	16.5

Commitments and Contingencies

Capitalization:
Long-term debt	320.0	—

Common Shareholders’ Equity:
Common stock — no par value (authorized — 187,500,000 shares; issued — 126,929,154 shares)	1,200.5	1,206.7
Retained earnings	600.0	563.6
Treasury stock (at cost) (48,935,435 and 49,927,343 shares)	(1,132.5)	(1,157.3)
Unearned compensation	(1.8)	(2.6)
Accumulated other comprehensive income	(10.3)	—

Total Common Shareholders’ Equity	655.9	610.4

Total Capitalization	975.9	610.4

Total Liabilities and Capitalization	$1,202.7	$1,111.3

See notes to condensed financial statements.

Duquesne Light Holdings, Inc.
Schedule I — Condensed Financial Information of Registrant (Parent Company)
Statements of Cash Flows

	(Millions of Dollars)
	Year Ended December 31,
	2005	2004	2003

Net Cash Provided from Operating Activities	$123.3	$81.6	$100.7

Cash Flows From Investing Activities:
Loans to unconsolidated subsidiaries, net	(7.8)	—	—
Investments in unconsolidated subsidiaries	(85.0)	—	(7.1)
Return of capital from unconsolidated subsidiaries	10.0	179.5	—
Capital expenditures	—	—	(0.2)

Net Cash (Used in) Provided from Investing Activities	(82.8)	179.5	(7.3)

Cash Flows From Financing Activities:
Issuance of long-term debt obligations	320.0	—	—
Borrowings from unconsolidated subsidiaries	96.8	17.0	66.1
Repayments of unconsolidated subsidiary borrowings	(425.6)	(210.2)	(94.4)
Revolving credit facility borrowings, net	40.0	—	—
Dividends on common and preferred stock	(67.1)	(66.0)	(64.4)
Other	(4.7)	(1.8)	(0.7)

Net Cash Used in Financing Activities	(40.6)	(261.0)	(93.4)

Net (decrease) increase in cash and temporary cash investments	(0.1)	0.1	—
Cash and temporary cash investments at beginning of year	0.1	—	—

Cash and temporary cash investments at end of year	$—	$0.1	$—

Supplemental Cash Flow Information

Dividends received from unconsolidated subsidiaries	$97.1	$114.0	$103.5
Cash paid during the year:
Interest	$13.6	$24.6	$24.2
Income taxes paid (refunded)	$28.4	$(20.4)	$80.9

See notes to condensed financial statements.

Duquesne Light Holdings, Inc.
Schedule I — Condensed Financial Information of Registrant (Parent Company)
Notes to Condensed Financial Statements
1. Basis of Presentation
Pursuant to rules and regulations of the Securities and Exchange Commission, the unconsolidated condensed financial statements of Duquesne Light Holdings, Inc. (Holdings) do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in Item 8 in Holdings’ annual report on Form 10-K.
Accounting for subsidiaries—Holdings has accounted for the earnings of its subsidiaries under the equity method in the unconsolidated condensed financial statements.
Income taxes—Income taxes are computed for Holdings in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, and reflect the assets and liabilities of Holdings on a stand-alone basis. Holdings also records the effect of filing consolidated federal tax returns with its subsidiaries.
2. Restricted Net Assets of Subsidiaries
As of December 31, 2005, Holdings’ proportionate share of net assets from subsidiaries which may not be transferred to Holdings in the form of loans, advances or cash dividends without the consent of a third party was $234.3 million.

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004 and 2003
Reserve deducted from the Asset to which it applies: Allowance for uncollectible accounts

	(Millions of Dollars)
		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Year	Expenses	Accounts (a)	Deductions (b)	of Year
DUQUESNE LIGHT HOLDINGS

Year Ended December 31, 2005	$18.1	$19.3	$3.3	$19.6	$21.1
Year Ended December 31, 2004	19.9	12.0	4.2	18.0	18.1
Year Ended December 31, 2003	21.7	10.8	3.6	16.2	19.9

DUQUESNE LIGHT COMPANY

Year Ended December 31, 2005	$17.9	$19.1	$3.2	$19.4	$20.8
Year Ended December 31, 2004	19.9	11.9	4.1	18.0	17.9
Year Ended December 31, 2003	21.7	10.2	3.6	15.6	19.9

Notes: (a) Recovery of accounts previously written off.

(b) Accounts receivable written off.

================================================================================

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Holdings, Inc. (Registrant)

Date: March 7, 2006	By: /s/ Morgan K. O’Brien
(Signature)
Morgan K. O’Brien
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Morgan K. O’Brien	President, Chief Executive Officer and Director	March 7, 2006
Morgan K. O’Brien

/s/ Mark E. Kaplan	Senior Vice President and Chief Financial Officer	March 7, 2006
Mark E. Kaplan

/s/ Susan S. Betta	Controller	March 7, 2006
Susan S. Betta	(Principal Accounting Officer)

/s/ Pritam M. Advani	Director	March 7, 2006
Pritam M. Advani

/s/ Doreen E. Boyce	Director	March 7, 2006
Doreen E. Boyce

/s/ Robert P. Bozzone	Director	March 7, 2006
Robert P. Bozzone

Director
Charles C. Cohen

/s/ Sigo Falk	Director	March 7, 2006
Sigo Falk

/s/ Joseph C. Guyaux	Director	March 7, 2006
Joseph C. Guyaux

/s/ David M. Kelly	Director	March 7, 2006
David M. Kelly

/s/ Steven S. Rogers	Director	March 7, 2006
Steven S. Rogers

/s/ John D. Turner	Director	March 7, 2006
John D. Turner

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company (Registrant)

Date: March 7, 2006	By: /s/ Morgan K. O’Brien (Signature)
Morgan K. O’Brien
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Morgan K. O’Brien Morgan K. O’Brien	Director, President and Chief Executive Officer	March 7, 2006

/s/ Mark E. Kaplan Mark E. Kaplan	Director, Senior Vice President and Chief Financial Officer	March 7, 2006

/s/ Susan S. Betta Susan S. Betta	Controller (Principal Accounting Officer)	March 7, 2006

/s/ Joseph G. Belechak Joseph G. Belechak	Director	March 7, 2006

/s/ Maureen L. Hogel Maureen L. Hogel	Director	March 7, 2006