Form 10-Q
period 2007-03-31
DUQUESNE LIGHT HOLDINGS INC; DUQUESNE LIGHT CO
filed 2007-05-10
CIK 846930, 30573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Duquesne Light Holdings, Inc.        Yes  ☒    No  ☐

Duquesne Light Company               Yes  ☒    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Duquesne Light Holdings, Inc.        Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Duquesne Light Company               Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Act).

Duquesne Light Holdings, Inc.        Yes  ☐    No  ☒

Duquesne Light Company               Yes  ☐    No  ☒

As of April 30, 2007, there were 87,967,739 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.

As of April 30, 2007, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Duquesne Light Holdings, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	(All Amounts in Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2007	2006
Operating Revenues:
Retail sales of electricity	$231.8	$188.2
Other	31.2	20.2

Total Operating Revenues	263.0	208.4

Operating Expenses:
Purchased power	68.6	96.5
Other operating and maintenance	56.4	48.8
Depreciation and amortization	21.3	19.3
Taxes other than income taxes	16.9	13.5
Other (Notes 2 and 9)	6.6	—

Total Operating Expenses	169.8	178.1

Operating Income	93.2	30.3
Investment and Other (Loss) Income (Note 5)	(31.7)	2.8
Interest and Other Charges	(20.8)	(17.7)

Income from Continuing Operations Before Income Taxes and Limited Partners’ Interest	40.7	15.4
Income Tax Expense	(18.3)	(9.4)
Benefit from Limited Partners’ Interest	2.1	2.6

Income from Continuing Operations	24.5	8.6
Income from Discontinued Operations – Net (Note 10)	0.5	5.8

Net Income	$25.0	$14.4

Average Number of Common Shares Outstanding	87.8	78.2

Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.28	$0.11
Earnings from Discontinued Operations	—	0.07

Basic Earnings Per Share of Common Stock	$0.28	$0.18

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.28	$0.11
Earnings from Discontinued Operations	—	0.07

Diluted Earnings Per Share of Common Stock	$0.28	$0.18

Dividends Declared Per Share of Common Stock	$0.25	$0.25

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and temporary cash investments	$97.3	$64.8
Receivables	126.0	119.0
Prepaid expenses	35.6	6.3
Other	84.4	121.3
Discontinued operations	0.2	0.2

Total Current Assets	343.5	311.6

Long-Term Investments	273.7	542.6

Property, Plant and Equipment:
Property plant and equipment	2,672.4	2,642.1
Less: Accumulated depreciation and amortization	(799.3)	(788.3)

Property, Plant and Equipment – Net	1,873.1	1,853.8

Other Non-Current Assets:
Regulatory assets	342.3	340.0
Other	111.5	99.4

Total Other Non-Current Assets	453.8	439.4

Total Assets	$2,944.1	$3,147.4

Liabilities and Capitalization
Current Liabilities:
Short-term debt and current debt maturities	$200.3	$49.0
Accounts payable	89.0	106.8
Other	166.4	117.8
Discontinued operations	1.2	3.0

Total Current Liabilities	456.9	276.6

Non-Current Liabilities:
Deferred income taxes – net	385.1	481.2
Other	225.2	225.9

Total Non-Current Liabilities	610.3	707.1

Limited partners’ interest	27.2	29.3

Commitments and Contingencies (Note 9)

Capitalization:
Long-term debt	1,002.0	1,202.0
Preferred and Preference Stock	146.8	147.4

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 135,765,386 shares)	1,336.0	1,336.3
Retained earnings	482.7	571.8
Treasury stock (at cost) (47,925,212 and 48,128,407 shares)	(1,109.7)	(1,114.1)
Accumulated other comprehensive loss	(8.1)	(9.0)

Total Common Shareholders’ Equity	700.9	785.0

Total Capitalization	1,849.7	2,134.4

Total Liabilities and Capitalization	$2,944.1	$3,147.4

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$25.0	$14.4
Adjustments to reconcile net income to net cash provided from operating activities	(40.2)	25.5
Changes in working capital other than cash	24.9	(64.2)
Discontinued operations	(1.8)	(2.0)

Net Cash Provided from (Used in) Operating Activities	7.9	(26.3)

Cash Flows from Investing Activities:
Capital expenditures	(53.5)	(61.2)
Proceeds from disposition of investments/assets	106.8	1.1
Other	(2.5)	(1.6)
Discontinued operations	41.8	(1.6)

Net Cash Provided from (Used in) Investing Activities	92.6	(63.3)

Cash Flows from Financing Activities:
Issuance of long-term debt	44.2	—
Revolving credit facility borrowings, net	(93.0)	48.0
Dividends on common and preferred stock	(19.7)	(16.9)
Other	0.5	0.9

Net Cash (Used in) Provided from Financing Activities	(68.0)	32.0

Net increase (decrease) in cash and temporary cash investments	32.5	(57.6)
Cash and temporary cash investments at beginning of period	64.8	79.2

Cash and temporary cash investments at end of period	$97.3	$21.6

Supplemental Cash Flow Information
Capital expenditures included in accounts payable	$7.0	$12.0

Cash paid during the period:
Interest (net of amount capitalized)	$20.1	$17.1
Income taxes (refunded) paid	$(0.4)	$0.6

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2007	2006
Net income	$25.0	$14.4
Other comprehensive income:
Unrealized holding gains on cash flow hedging instruments, net of tax of $— and $0.1	—	0.7
Amortization of Pension and OPEB items, net of tax of $0.3 and $—	0.5	—
Reclassification adjustment for net holding gains (losses) on cash flow hedging instruments, net of tax	0.4	(3.2)

Comprehensive income	$25.9	$11.9

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2007	2006
Operating Revenues:
Retail sales of electricity	$205.0	$168.3
Other	5.0	5.7

Total Operating Revenues	210.0	174.0

Operating Expenses:
Purchased power	91.1	86.6
Other operating and maintenance	42.6	35.8
Depreciation and amortization	18.9	18.5
Taxes other than income taxes	14.5	12.0
Other (Note 9)	6.3	—

Total Operating Expenses	173.4	152.9

Operating Income	36.6	21.1
Investment and Other Income	0.5	2.3
Interest and Other Charges	(10.9)	(10.1)

Income Before Income Taxes	26.2	13.3
Income Tax Expense	11.8	4.9

Net Income	14.4	8.4
Dividends on Preferred and Preference Stock	2.0	2.0

Earnings Available for Common Stock	$12.4	$6.4

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and temporary cash investments	$5.6	$8.0
Receivables	94.7	128.2
Prepaid expenses	33.9	5.8
Other	34.3	35.1

Total Current Assets	168.5	177.1

Long-Term Investments	24.5	25.3

Property, Plant and Equipment:
Property, plant and equipment	2,450.3	2,421.9
Less: Accumulated depreciation and amortization	(774.3)	(765.1)

Property, Plant and Equipment – Net	1,676.0	1,656.8

Other Non-Current Assets:
Regulatory assets	342.3	340.0
Other	76.7	76.6

Total Other Non-Current Assets	419.0	416.6

Total Assets	$2,288.0	$2,275.8

Liabilities and Capitalization
Current Liabilities:
Short-term debt	$100.0	$18.8
Accounts payable	34.8	56.7
Payable to affiliates	77.6	75.7
Accrued liabilities	51.1	42.5

Total Current Liabilities	263.5	193.7

Non-Current Liabilities:
Deferred income taxes – net	375.7	375.3
Other	213.4	208.8

Total Non-Current Liabilities	589.1	584.1

Commitments and Contingencies (Note 9)
Capitalization:
Long-term debt	581.0	680.9
Preferred and Preference Stock	146.8	147.4

Common Shareholder’s Equity:
Common stock (authorized – 90,000,000 shares; issued and outstanding – 10 shares)	—	—
Capital surplus	621.5	596.5
Retained earnings	97.0	84.6
Accumulated other comprehensive loss	(10.9)	(11.4)

Total Common Stockholder’s Equity	707.6	669.7

Total Capitalization	1,435.4	1,498.0

Total Liabilities and Capitalization	$2,288.0	$2,275.8

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$14.4	$8.4
Adjustments to reconcile net income to net cash provided from operating activities	25.7	15.6
Changes in working capital other than cash	5.7	(43.4)

Net Cash Provided from (Used in) Operating Activities	45.8	(19.4)

Cash Flows from Investing Activities:
Construction expenditures	(51.6)	(59.8)
Other	0.4	(1.5)

Net Cash Used in Investing Activities	(51.2)	(61.3)

Cash Flows from Financing Activities:
Issuance of long-term debt	44.2	—
Equity contribution from parent	25.0	27.6
Revolving credit facility borrowings, net	(63.0)	—
Dividends on preferred stock	(2.1)	(2.1)
Other	(1.1)	0.2

Net Cash Provided from Financing Activities	3.0	25.7

Net decrease in cash and temporary cash investments	(2.4)	(55.0)
Cash and temporary cash investments at beginning of period	8.0	76.1

Cash and temporary cash investments at end of period	$5.6	$21.1

Supplemental Cash Flow Information
Capital expenditures included in accounts payable	$7.0	$12.0

Cash paid during the period:
Interest (net of amount capitalized)	$7.6	$7.1
Income taxes (refunded) paid	$(37.5)	$0.5

See notes to condensed consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2007	2006
Net income	$14.4	$8.4
Other comprehensive income:
Unrealized holding gains arising during the year, net of tax of $— and $—	—	0.2
Amortization of Pension and OPEB items, net of tax of $0.3 and $—	0.5	—

Comprehensive income	$14.9	$8.6

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

On April 24, 2007, the Pennsylvania Public Utility Commission (PUC) approved our definitive merger agreement with a consortium led by Macquarie Infrastructure Partners and The DUET Group. See Note 2 for additional details.

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

Continuing Operations

Duquesne Light is an electric utility engaged in the supply (through its provider-of-last-resort service (POLR), transmission and distribution of electric energy.

Duquesne Power, LLC, an unregulated subsidiary, maintains a portfolio of energy commodity contracts to supply energy to both (i) Duquesne Light’s residential, commercial and industrial POLR customers and (ii) Duquesne Light Energy, LLC’s (DLE) large commercial and industrial customers. These energy commodity contracts are with unrelated parties and include payment guarantees from Holdings.

DLE is an unregulated, competitive, retail electric generation supplier that offers customized solutions tailored to meet its customers’ specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory.

Duquesne Generation Company owns minority interests in the coal-fired Keystone and Conemaugh power plants.

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

Discontinued Operations

During 2006, DQE Financial sold its landfill gas business. The 2006 condensed consolidated financial statements for Holdings have been reclassified to present the landfill gas business as discontinued operations. (See Note 10.)

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

The interim financial information for the three month periods ended March 31, 2007 and 2006 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year.

Reclassification

The 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Recent Accounting Pronouncements

On January 1, 2007, we adopted the Financial Accounting Standard Board’s (FASB) Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP No. 13-2) and recorded a decrease to beginning retained earnings of $84.8 million. Our current and future cash flows will be unaffected by the adoption.

On January 1, 2007, we adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) and recorded a $7.3 million decrease to beginning retained earnings at Holdings. The effect at Duquesne Light was immaterial. (See Note 9.)

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This statement applies to both Holdings and Duquesne Light. We are currently evaluating the overall impact of this statement on both Holdings’ and Duquesne Light’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure eligible items at fair value at specified election dates. This statement is effective for the first fiscal year that begins after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No 157. This statement applies to both Holdings and Duquesne Light and we are currently evaluating the overall impact of this statement on both Holdings’ and Duquesne Light’s financial statements.

Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares and stock options and other types of stock-based compensation, unless the inclusion would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted earnings per share from continuing operations for Holdings for the three months ended March 31, 2007 and 2006.

Diluted Earnings Per Share for the Three Months Ended March 31,

(Millions of Dollars)	2007	2006
Income from continuing operations	$24.5	$8.6
Dilutive effect of:
ESOP dividends	0.2	—

Diluted Earnings from Continuing Operations for Common Stock	$24.7	$8.6

(Millions of Shares)	2007	2006
Basic average shares	87.8	78.2

Dilutive effect of:
ESOP shares	0.6	—
Stock options	0.1	—

Diluted average shares	88.5	78.2

Diluted Earnings Per Share from Continuing Operations	$0.28	$0.11

Note: In 2006, the incremental shares from assumed conversions of ESOP shares are not included in computing diluted per-share amounts because they are anti-dilutive.

2.	PENDING MERGER

On July 5, 2006, we entered into the merger agreement with a consortium (the Macquarie Consortium) led by Macquarie Infrastructure Partners and The DUET Group. Under the terms of the agreement, the Macquarie Consortium will acquire all of the outstanding common shares of Holdings for $20.00 per share in cash.

On February 9, 2007 Duquesne Light entered into a Joint Petition of Settlement among all parties resolving all issues in the merger agreement application before the PUC. The settlement provides for, among other things:

•	rate benefits and protections to customers, including an agreement by Duquesne Light not to seek a distribution rate increase that would be effective prior to January 1, 2010;

•	corporate governance requirements;

•	commitments to the community, including an agreement to maintain the headquarters in Pittsburgh; and

•	service and reliability protections.

On April 24, 2007, the PUC unanimously approved the merger. This was the final approval needed. We expect to close the merger before the end of the second quarter.

During the first quarter of 2007, we recorded $0.3 million in charges relating to the merger which are included in other operating expenses on our condensed consolidated statements of income. Upon consummation of the merger, Holdings could recognize a material amount of additional charges for matters related thereto. Such charges could relate to employment contracts of certain officers, outstanding stock awards and other direct transaction-related costs, including fees to Lehman Brothers for services rendered in relation to the merger. Their fees can total $10 million, of which $4 million was paid in 2006. Additional fees of $6 million are payable upon closing of the transaction. We have also agreed to reimburse Lehman Brothers for certain expenses incurred by Lehman Brothers and to indemnify Lehman Brothers and related parties against liabilities arising out of Lehman Brothers’ engagement and the rendering of its opinion.

Following a successful merger, it is likely that we will remove all the remaining publicly held securities of Holdings and Duquesne Light from stock exchange listing and SEC registration, which means that neither Holdings nor Duquesne Light will continue to file the SEC-mandated disclosure reports (e.g., 10-Ks, 10-Qs and 8-Ks).

3.	RATE MATTERS

Duquesne Light customers may choose to receive their electric energy from an alternative generation supplier; otherwise they will be served through Duquesne Light’s POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set by that supplier, and pay Duquesne Light both transmission and distribution charges.

POLR III

Currently, most customers who do not choose an alternative generation supplier are served through Duquesne Light’s POLR III plan, which became effective January 1, 2005. Under POLR III, residential and small commercial customers receive electric supply through December 31, 2007 at fixed rates approximately 11.5% above POLR II generation rates. For our large commercial and industrial customers, the current POLR III supply options are either a fixed price service based upon the results of a competitive request-for-proposal process (available through May 31, 2007), or an hourly price service that passes through real-time spot market electricity prices. Duquesne Light receives an adder as compensation for costs and risks involved in providing energy to these customers. Subsequent to May 31, 2007, only an hourly price service will be available for our large commercial and industrial customers who do not choose an alternative generation supplier.

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

Other than large commercial and industrial POLR III customers on hourly-priced service, Duquesne Light is obligated to serve its POLR III customers at fixed rates. Duquesne Power is also contractually obligated to serve Duquesne Light at fixed rates. If an energy supplier to Duquesne Light or Duquesne Power were to default on its contract, we could potentially be acquiring energy and/or capacity at a cost in excess of our revenues, resulting in a loss, if the contractual provisions were not sufficient to cover such excess. If this were to occur it is uncertain, under the current PUC-approved POLR III arrangement, that Duquesne Light could pass any additional costs related to these energy and capacity purchases onto its customers.

POLR IV

In January 2007, Duquesne Light filed a petition with the PUC requesting approval of a plan that will supply a secure source of electricity for residential and small commercial and industrial customers from 2008 through 2010 (POLR IV).

On April 26, 2007, Duquesne Light entered into General Stipulations among all parties resolving issues in connection with POLR IV. The stipulations (i) permit Duquesne Light to contract with its affiliate, Duquesne Power, LLC, to supply the electric energy needed for POLR IV, (ii) provide for fixed-price generation service for residential customers through 2010, and (iii) provide for fixed-price generation service for small commercial and industrial customers over the same period that will be adjusted annually, in 2009 and 2010, to reflect changes, up or down, in market prices.

Prior to Duquesne Light entering into the stipulations, the PUC issued an advanced notice of proposed rulemaking in February 2007 that, if made final, would impact the procedures that electric distribution companies such as Duquesne Light must follow in securing generation suppliers for POLR customers. As currently written, the proposal would require Duquesne Light to select a supplier through an auction or request for proposal process, impacting the POLR IV plan to use Duquesne Power as the supplier.

If Duquesne Power is not approved as the POLR provider to Duquesne Light, Duquesne Power may have contracts for the purchase of power without a contractual commitment to sell. At that point, Duquesne Power would have several options, including settling the agreements with the various suppliers, selling the power to another counterparty, including DLE, and selling the power into the spot market. At this time, it is not possible to quantify the potential impacts of these alternatives.

The stipulations have been submitted to the administrative law judge presiding over POLR IV. Final effectiveness is subject to (i) the administrative law judge’s review and recommendation and (ii) PUC review and approval. We cannot predict the ultimate timing or outcome of these proceedings.

Distribution Rate Case

In November 2006, the PUC approved new distribution rates for Duquesne Light. These rates were effective in January 2007 and provide for an increase of $117 million in annual operating revenues. The distribution rate case also requires Duquesne Light to establish a regulatory asset or liability for the difference between the amount of pension expense collected in rates and the amount of pension expense per SFAS No. 87, “Employers’ Accounting for Pensions.” (See Note 11.)

Transmission Rate Case

On September 29, 2006, Duquesne Light filed a transmission rate case with the FERC requesting an annual rate increase of approximately $27 million related to transmission services that Duquesne Light purchases under tariffs regulated by the FERC. In February 2007, the FERC issued an initial order on the transmission rate case, and new transmission rates for alternative generation suppliers were retroactively implemented as of December 1, 2006. After receiving PUC approval, new transmission rates for retail customers went into effect in late February. A portion of the rate increase implemented in the first quarter of 2007 may be subject to refund to customers. Receipt of a final order with the ultimate rate increase will depend on, among other things, the settlement process with interveners. Duquesne Light cannot predict the ultimate timing or outcome of this regulatory proceeding.

4.	RECEIVABLES

The components of receivables for the periods indicated are as follows:

Holdings

	(Millions of Dollars)
	March 31, 2007	December 31, 2006
Electric customers	$81.1	$69.6
Unbilled electric customers	34.6	34.9
Other	29.2	31.7
Less: Allowance for uncollectible accounts	(18.9)	(17.2)

Total	$126.0	$119.0

Duquesne Light

	(Millions of Dollars)
	March 31, 2007	December 31, 2006
Electric customers	$72.7	$62.3
Unbilled electric customers	29.9	29.7
Affiliate receivables	0.9	41.4
Other	9.2	11.7
Less: Allowance for uncollectible accounts	(18.0)	(16.9)

Total	$94.7	$128.2

5.	ACQUISITIONS AND DISPOSITIONS

During the first quarter of 2007, DQE Financial received $1.8 million in additional cash sales proceeds and recognized a pre-tax gain in other income on the Holdings condensed consolidated statement of income. This is related to the October 2004 sale of 50% of a limited partnership investment in a synthetic fuel partnership. Additional sale proceeds may be received through December 2007, but are contingent upon the generation of qualified tax credits related to synthetic fuel production of the partnership.

In March 2007, DQE Financial signed agreements to unwind certain investments in structured lease transactions. We received $105.0 million in cash and recognized a $34.2 million pre-tax or $22.2 million after-tax loss. The loss was recorded in other income on our condensed consolidated statement of income.

In April 2007, DQE Financial signed agreements to unwind additional investments in structured lease transactions. We received $91.3 million in cash and recognized a $14.0 million pre-tax or $9.1 million after-tax loss. We are currently exploring the possible unwind of our remaining investments in structured lease transactions, which will result in additional losses being recognized, but will provide an additional source of liquidity if implemented.

The March and April 2007 unwind of certain investments in structured lease transactions triggered a taxable gain, for which we estimate that we will owe approximately $115 million in taxes. Due to the approximate $22 million and $125 million of federal net operating loss and federal tax credit carryforwards that existed as of December 31, 2006 that can be used to reduce the amount of taxes otherwise owed, the actual amount of cash taxes to be paid should be reduced to the 20% alternative minimum tax level of approximately $66 million.

6.	DERIVATIVE INSTRUMENTS

In the normal course of business, we have entered into various contracts to mitigate risks associated with fluctuations in market prices of electricity supply, crude oil (see Note 9), and interest rates that are accounted for as derivatives under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The contracts are in compliance with a Board-approved risk management policy that permits transactions for the prudent management of market related risks, and precludes any speculative transactions. As of December 31, 2006, we elected to discontinue cash flow hedge accounting for the remaining contracts. Subsequent changes in the fair value are recorded currently in earnings. The $1.4 million charge in accumulated other comprehensive income as of March 31, 2007 will be recognized in earnings as the related contracts are settled.

The following table summarizes the derivative assets, liabilities and related accumulated other comprehensive income (AOCI) that are included in the Holdings condensed consolidated balance sheets:

	March 31, 2007 (Millions of Dollars)
	Assets	Liabilities	AOCI, net	AOCI Expected to be Re- classified to Earnings within 12 months
Mark-to-Market:
Energy contracts	$25.9	$7.6
Crude oil options	4.6	—
Cash Flow Hedges:
Energy contracts	—	—	$(1.4)	$(1.4)
Interest rate lock	—	—	4.1	0.2

Total	$30.5	$7.6	$2.7	$(1.2)

	December 31, 2006 (Millions of Dollars)
	Assets	Liabilities	AOCI, net	AOCI Expected to be Re- classified to Earnings within 12 months
Mark-to-Market:
Energy contracts	$12.2	$29.5
Cash Flow Hedges:
Energy contracts	—	3.3	$(1.8)	$(2.0)
Interest rate lock	—	—	4.1	0.2

Total	$12.2	$32.8	$2.3	$(1.8)

Energy Contracts

The following table summarizes the impact of the change in fair value of the derivative energy contracts on purchased power expense included in the Holdings condensed consolidated statements of income in 2007 and 2006:

	(Millions of Dollars)
	Three Months Ended March 31,
	2007	2006
Mark-to-market	$(38.9)	$(0.3)
Cash flow hedge	0.8	2.8

(Decrease) increase	$(38.1)	$2.5

Crude Oil Options

A $4.6 million appreciation in the value of four crude oil option contracts entered into on January 9, 2007 and valued at March 31, 2007 is reflected as an increase in operating revenues on Holdings condensed consolidated statements of income.

7.	SHARE-BASED COMPENSATION

Stock Options

No stock option awards were granted during the three months ended March 31, 2007, and 2006 to either employees or non-employee directors. As of January 1, 2007, all outstanding stock options were exercisable and fully vested. The total cash received and intrinsic value of options exercised during the three months ended March 31, 2007 was $0.4 million and $0.1 million. The total cash received and intrinsic value of options exercised during the three months ended March 31, 2006 was not material.

The following tables summarize the transactions of our stock option plans for the three months ended March 31, 2007, and certain information about outstanding stock options as of March 31, 2007:

	Shares	Weighted Average Price
Options outstanding, beginning of period	310,353	$16.07
Options granted	—	—
Options exercised	44,825	16.03
Options canceled/forfeited	—	—

Options outstanding and exercisable, end of period	265,528	$16.08

Shares available for future grants, end of year	2,728,023

Outstanding and Exercisable
Exercise Price Range	Number of Options	Average Remaining Life (In Years)	Weighted Average Exercise Price
Under $20	265,528	5.2	$16.08

Unvested Restricted Share Awards

In relation to a 2003 grant, a total of 206,217 shares of unvested Holdings stock with voting and dividend rights were issued to officers after consideration of forfeitures. The right to the shares was subject to continued employment. An equal portion of the total shares for each issuance was earned each year over the vesting period ending on December 31, 2006. As of March 31, 2006, 73,239 shares remained unvested. The unearned compensation was charged evenly to expense over the vesting period. For the three months ended March 31, 2006, total compensation expense of $0.3 million was recognized, with an associated tax benefit of $0.1 million. Of this amount $0.2 million was recorded at Duquesne Light, with an associated tax benefit of $0.1 million. As of March 31, 2006, unrecognized compensation cost associated with these shares was $0.9 million for Holdings, including $0.5 million for Duquesne Light. The remaining compensation cost was recognized through December 2006.

Between January 2000 and February 2003, a total of 20,750 shares of Holdings’ unvested stock with voting and dividends rights were granted to various non-employee directors. These shares vest equally over a ten-year period. Between June 2004 and July 2005, a total of 42,292 shares of Holdings’ unvested stock with voting and dividends rights were also granted to non-employee directors. These shares vest two years after issue date. The unearned compensation is being charged evenly to expense over the vesting periods. For the three months ended March 31, 2007 and 2006, total compensation expense of $0.1 million was recognized. As of March 31, 2007, unrecognized compensation cost associated with these shares was $0.4 million. The remaining compensation is scheduled to be recognized through February 2013, but would be impacted by the merger closing. (See Note 2.)

The following table summarizes the transactions related to unvested restricted share awards for the three months ended March 31, 2007:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, beginning of period	50,167	$17.97
Unvested shares granted	—	—
Shares vested	1,660	18.71
Unvested shares canceled/forfeited	—	—

Unvested shares, end of period	48,507	$17.95

Performance Based Share Awards

In relation to a November 2003 grant, after consideration of forfeitures, 396,567 shares of Holdings stock issued to the officers of Holdings under a performance-based deferred stock unit award remained to be earned as of March 31, 2006. The right to the shares was subject to the achievement of specified performance goals related to earnings per share (EPS) from continuing operations and total shareholder return (TSR) over the defined performance periods. The EPS performance period commenced on January 1, 2004 and ended on December 31, 2006. The TSR performance period commenced on October 20, 2003 and ended on December 31, 2006.

For the 50% of the shares subject to the EPS performance requirements, beginning in January 2006 compensation was charged evenly to expense for the portion of the award for which the requisite service period had not been rendered over the remaining service period as these shares were expected to vest at the end of the performance period. The grant date fair value for these shares was calculated as the closing share price on the respective grant dates. Holdings recorded compensation expense for this award of $0.3 million in the first three months of 2006, with an associated tax benefit of $0.1 million. Of these amounts $0.2 million was recorded at Duquesne Light, with an associated tax benefit of $0.1 million.

The other 50% of the shares were subject to the TSR performance requirements. The grant-date fair value for these shares was not material. Neither Holdings nor Duquesne Light recorded compensation expense for this portion of the award in the first three months of 2006.

On January 10, 2007, 148,100 shares of Holdings unvested stock units with dividend rights were issued to officers as part of a performance award. The right to the shares is subject to the achievement of specified performance goals related to cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) over the defined performance period. The performance period began January 1, 2007 and ends December 31, 2008. At the end of the performance period, shares vest within a range of 0% to 150%. Holdings and Duquesne Light recorded compensation expense related to this award of $0.3 million in the first three months of 2007, with an associated tax benefit of $0.1 million. If a change in control occurs, we will grant cash representing the fair market value of the stock certificates that would otherwise be due under the performance award, representing a cumulative EBITDA reward equal to the greater of 100% of the performance award or the actual performance award based upon EBITDA at the date of change in control. A previous award of this type was settled in cash; therefore, we are reflecting this award as a liability. Due to terminations, 24,200 shares became fully vested as of March 31, 2007.

The following table summarizes the transactions for the three months ended March 31, 2007 related to performance-based share awards that are expected to vest:

	Shares	Weighted Average Grant-Date Fair Value
Performance shares, beginning of period	—	$—
Performance shares granted	148,100	19.80
Performance shares vested	24,200	19.80
Performance shares canceled/forfeited	—	—

Performance shares, end of period	123,900	$19.80

8.	NOTES PAYABLE AND LONG-TERM DEBT

During April and May 2007, we repaid $100 million of our $200 million variable interest rate unsecured term loan facility. As such, $100 million was classified as short-term debt on our condensed consolidated balance sheet as of March 31, 2007.

On March 29, 2007, Duquesne Light gave notice of its intention to redeem $100 million of its 6.70% First Mortgage Public Income Notes (due 2032). This full redemption occurred on April 30, 2007. As such, $100 million was classified as short-term debt on Duquesne Light’s and Holdings’ condensed consolidated balance sheets as of March 31, 2007.

On January 3, 2007, Duquesne Light sold $44.2 million of pollution control revenue refunding bonds that it had purchased during the third quarter of 2005. The bonds bear a fixed rate of interest of 4.50%, will mature on November 1, 2029 and are subject to redemption, in whole or in part, on or after January 1, 2017 at redemption price of 100%.

As of March 31, 2007, there were no borrowings outstanding under the Holdings and Duquesne Light revolvers. Letters of credit (LOCs) totaling $8.8 million at Holdings (including $8.2 million at Duquesne Light) were outstanding under the revolvers on March 31, 2007.

As of March 31, 2007, Holdings had LOCs totaling $55.8 million outstanding under separate LOC facilities, which includes $12.7 million at Duquesne Light.

9.	COMMITMENTS AND CONTINGENCIES

Guarantees

As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to unrelated investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. The guarantee period will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield during the guarantee period, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $17.3 million as of March 31, 2007.

In connection with the 2005 sale of DES’s investment in an energy facility management project, DES provided the buyer with a guarantee that DES will repay a portion of the purchase price if the counterparty to the management contract terminates the contract for convenience, as defined by the agreement (the Repayment Guarantee). As of March 31, 2007, the maximum Repayment Guarantee amount is approximately $3.4 million. The Repayment Guarantee is reduced daily, based on the passage of time, through January 1, 2016, at which time the Repayment Guarantee expires. The estimated liability for the fair value of the Repayment Guarantee is not material.

Holdings has guaranteed portions of the obligations of Duquesne Power under its energy commodity contracts in order to use Holdings’ stronger credit profile to obtain better pricing and contract terms for Duquesne Power. In general, if Duquesne Power is required to make a payment under these contracts and fails to do so, Holdings would be required to make such payment. The notional value of the contracts (and consequently the guarantee amounts) changes as additional energy commodities are bought or sold, and as Duquesne Power pays for its energy commodity deliveries. As of March 31, 2007, the maximum amount of Holdings’ payment guarantee related to the purchase and capacity obligations totaled $726 million, or approximately 86%, of the total remaining notional value under these contracts. In addition, Holdings guarantees Duquesne Power’s obligations to deliver energy under the energy sales contracts, to the extent that Duquesne Power would be obligated to compensate the counterparty for the difference in the counterparty’s cost to procure the energy and the contract price. As of March 31, 2007, no guarantee amount has been recorded as a liability on the consolidated balance sheets. In addition, Holdings posts collateral on behalf of Duquesne Power as needed under the energy commodity contracts. As of March 31, 2007, no collateral was outstanding.

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

Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, Holdings recognized an increase of $7.3 million in the liability for unrecognized tax benefits, which was recorded as a decrease to the January 1, 2007 balance of retained earnings. The effect at Duquesne Light was immaterial. As of the date of adoption, and after the impact of recognizing the increase in liability noted above, our gross unrecognized tax benefits totaled $9.5 million. Included in the balance at January 1, 2007, are $8.4 million (net of the federal benefit on state issues) of tax positions, the recognition of which would favorably affect the annual effective income tax rate.

The Internal Revenue Service (IRS) has commenced an examination of our federal tax returns for 2003 through 2005 that is expected to be completed during 2008. As of March 31, 2007, the IRS has proposed no significant adjustments to our tax positions.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, we recognized approximately $0.4 million for potential interest and penalties as of both January 1, 2007, and March 31, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The IRS has audited all federal corporate tax returns for the years through 1997 and these years are closed. The IRS completed the 1998-2002 audit cycle during March 2006 and all adjustments to reflect this audit, including the impact on state taxes, have been recorded in the financial statements as of March 31, 2006. In addition to the recording of charges for additional taxes and interest due related to the audit, we also recorded $2.3 million of certain state tax benefits expected to be realized in 2006 and beyond. In total, these adjustments resulted in a net charge of $2.9 million for the quarter.

Employees

Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents more than 71% of Duquesne Light’s approximately 1,400 employees. This contract expires in September 2010.

During the first quarter of 2007, we implemented plans to reorganize our managerial workforce in order to streamline spans of control within the organization. As part of this workforce optimization, we recorded a $6.3 million pre-tax charge in other expenses in the condensed consolidated statements of income for both Holdings and Duquesne Light. This charge related to severance costs for terminated employees, including several with employment contracts. As the reorganization is currently ongoing, additional charges related to severance may be incurred.

Section 45K Tax Credits and Synthetic Fuel

Holdings recognizes Section 45K tax credits from DQE Financial’s investment in a synthetic fuel partnership.

Section 45K tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. During the first quarter of 2007, we estimated the average annual wellhead price per barrel of domestic crude oil based on the actual NYMEX price per barrel of domestic crude oil through March, and the estimated future prices through December 2007. We also estimated the phase-out range for Section 45K tax credits based on the actual 2006 phase-out range and an estimated inflation factor. This resulted in an estimated annual phase-out of Section 45K tax credits for 2007 at a 20% level as of March 31, 2007, which led to a $0.4 million reduction in tax credits recognized in the first quarter of 2007 from our Financial business segment. We cannot predict with any certainty the level of domestic crude oil prices for 2007. We also cannot predict with any certainty whether a phase-out is likely to continue at 20% or any other level. During the first quarter of 2007, after recording the effects of the estimated phase-out described above, we recorded $1.7 million of Section 45K tax credits.

If 2007 domestic crude oil prices mimic the high level of 2006, the annual tax credits to be generated from DQE Financial’s investment in the synthetic fuel partnership may be substantially reduced or eliminated.

DES operates synthetic fuel facilities for a single customer, earning fees based on production. DES agreed to price concessions for 2007 with the owners of these synthetic fuel facilities. The agreement provides that DES will be paid a fixed fee per month, as well as an operating fee per ton of synthetic fuel produced; however, this operating fee is less than in previous years. These price concessions were designed to provide a mechanism to equalize the benefits achieved by the parties in the event of a phase-out of Section 45K tax credits in 2007, which would negatively impact the owner of the synthetic fuel facilities.

The price concessions include a true-up provision that could reduce the ultimate price concessions granted to the facility owners. The true-up provisions are based in part on the actual 2007 Section 45K credit information to be published by the IRS in April 2008.

In January 2007, Holdings entered into a series of hedges in the crude oil commodity market designed to protect approximately 50% of the price concessions given to the owner of the synthetic fuel facilities, assuming normal levels of operations. Crude oil is the underlying commodity that drives the economics and availability of the Section 45K tax credits for the owner.

Fuel Supply Commitments

As a result of the 2006 purchase of the undivided interests in the two coal-fired power plants, Duquesne Generation is responsible for financing its proportionate share of the plants’ operating and capital costs, which include future commitments related to fuel supply contracts for each of the plants. As of March 31, 2007, Duquesne Generation’s proportionate share of future commitments under these fuel contracts totaled $32.8 million. The contracts expire in varying amounts through 2012.

Discontinued Operations

As part of the sale of AquaSource in 2003, we retained certain obligations related to the business that was sold to Aqua America, Inc., including responsibility for certain existing litigation matters as well as a 10-year indemnity for certain pre-closing environmental claims. We purchased an environmental liability policy to mitigate this indemnity. We also had an indemnity obligation for certain other pre-closing liabilities that was limited to a $7.5 million cap for claims made in the two year period following closing. No further claims can be made under the indemnity obligation.

10.	DISCONTINUED OPERATIONS

Pursuant to the sale of our landfill gas business, this subsidiary has been reflected as discontinued operations in the condensed consolidated financial statements.

As part of the December 2006 sale of our landfill gas business, the buyer signed a demand note for $41.8 million. The note was paid in full on January 2, 2007. This amount was included on Holdings’ condensed consolidated balance sheet as an other current asset as of December 31, 2006.

The following table summarizes income statement data from discontinued operations:

	(Millions of Dollars)
	Three Months Ended March 31,
	2007	2006
Revenues	$—	$15.5
Operating Results, net of tax of $— and $0.6	$—	$5.8
Gain from sale, net of tax of $0.1 and $ —	0.5	—

Income from Discontinued Operations	$0.5	$5.8

The following table summarizes major assets and liabilities of discontinued operations:

	(Millions of Dollars)
	As of
	March 31, 2007	December 31, 2006
Other current assets	$0.2	$0.2
Other current liabilities	1.2	3.0

11.	PENSION AND POSTRETIREMENT BENEFITS

We maintain several qualified retirement plans and one unqualified plan to provide pensions for all eligible full-time employees. We also provide certain health care benefits and life insurance for some retired employees.

In the first quarter of 2007, we offered an early retirement program to eligible management employees who were age 55 or older as of June 1, 2007, with ten years or more of service. The early retirement program is part of our overall workforce optimization program, and included a number of special termination benefits, including no early retirement benefit reduction for retiring before age 60, no cap on the number of years of service that could be applied to the benefit calculation, and a supplemental payment of $400 per month for a minimum of 24 months, or generally until attaining age 62. Eligible employees had from April 10 through April 20 to notify us of their decision, however they may rescind their request at any time prior to receiving their first retirement check. Employees will begin their retirement during the period June 1 through December 1, 2007. Approximately 85% of eligible employees elected to accept the early retirement program.

As the employees were not able to accept the early retirement offer until April 2007, the $10.9 million cost of the special termination benefits described above will be reflected in pension expense in the second quarter of 2007. As a result of the number of employees who accepted the early retirement program, there was a partial curtailment of the supplemental pension plan, which decreased pension cost by $0.7 million, and this item will also be reflected in pension expense in the second quarter of 2007.

Amendments made in the first quarter of 2007 related to the unqualified pension plan resulted in a full settlement of this plan, which increased pension cost by $0.4 million. This plan is no longer considered a defined benefit plan, but rather will be accounted for as a defined contribution plan effective in the first quarter of 2007.

In the 2006 distribution rate case, Duquesne Light was granted recovery of funding to its pension plans, versus pension cost. Beginning with the implementation of the new rates in January 2007, Duquesne Light is required to establish a regulatory asset or liability for the difference between the amount of pension expense collected in rates ($10 million on an annual basis) and the amount of pension expense per SFAS No. 87. Thus, while the table below reflects a pension benefit of $0.1 million in the first quarter of 2007, the actual amount recognized in expense in the first quarter of 2007 is approximately $2.5 million, with the remainder reflected as a regulatory liability.

The following table summarizes the components of net periodic pension benefit cost for the three months ended March 31:

	(Millions of Dollars)
	2007	2006
Service cost	$2.8	$3.0
Interest cost	12.0	11.6
Expected return on plan assets	(16.2)	(15.1)
Amortization of prior service cost	1.0	1.1
Amortization of actuarial gain	(0.1)	0.1

Net periodic pension benefit (gain) cost	(0.5)	0.7

Settlement charge	0.4	—

Net periodic pension benefit (gain) cost after Settlement charge	$(0.1)	$0.7

As a result of the distribution rate increase, Duquesne Light has committed to funding $20 million annually to its pension plans, provided that such funding does not exceed the maximum tax-deductible contribution allowed. As of March 31, 2007, we do not anticipate being required to contribute any additional amounts to fund the pension plan in 2007.

As a result of the early retirement program offered in March 2007, it was probable that a partial curtailment of the postretirement benefit plan would occur, the effect of which would be a loss, and the amount could be reasonably estimated. As such, a curtailment charge was recognized in the first quarter of 2007, which increased the postretirement benefit expense by $2.4 million.

The following table summarizes the components of net periodic postretirement benefit cost for the three months ended March 31:

	(Millions of Dollars)
	2007	2006
Service cost	$0.4	$0.3
Interest cost	0.9	0.7
Amortization of unrecognized net transition obligation	0.2	0.2
Amortization of prior service cost	0.2	0.2
Amortization of actuarial loss	0.1	—

Net periodic postretirement benefit cost	1.8	1.4

Curtailment charge	2.4	—

Net periodic postretirement benefit cost after curtailment charge	$4.2	$1.4

12.	DUQUESNE LIGHT TRANSACTIONS

As a wholly owned subsidiary of Holdings, Duquesne Light has various transactions with its parent company and affiliates. In March 2007, Holdings contributed $25.0 million to Duquesne Light. In February 2006, Holdings contributed $27.6 million to Duquesne Light, as part of an agreement with the PUC. In relation to Duquesne Light’s participation in a tax sharing arrangement with Holdings, Holdings paid $37.5 million to Duquesne Light in the first quarter of 2007 as payment on Duquesne Light’s federal income tax receivable.

In April 2007, Duquesne Light redeemed its Plan Series A preference stock, at par, and paid approximately $11 million. These shares had been held by the trustee of our Employee Stock Ownership Plan (ESOP) to provide matching contributions for the Holdings 401(k) Retirement Savings Plan. Future matching contributions will be made in cash.

13.	BUSINESS SEGMENTS AND RELATED INFORMATION

Duquesne Light reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment) and (2) supply of electricity by Duquesne Light, which is our POLR business (Duquesne Light supply business segment).

Holdings reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity, which includes Duquesne Light’s supply segment, DLE, Duquesne Power and, beginning September 1, 2006, the results from the Keystone and Conemaugh power plants (electricity supply business segment), (3) DES’ operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), (4) DQE Financial’s management of structured finance and alternative energy investments (Financial business segment), and (5) DQE Communications’ operation, maintenance and leasing of its fiber optic based network (Communications business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure. These subsidiaries provide corporate administrative functions, financing, and insurance services for our various affiliates.

Duquesne Light Company

Business Segments for the Three Months Ended March 31, 2007

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	Consolidated
Operating revenues	$113.1	$96.9	$210.0
Operating expenses	57.7	96.8	154.5
Depreciation and amortization expense	18.9	—	18.9

Operating income	36.5	0.1	36.6
Other income – net	0.5	—	0.5
Interest and other charges	10.9	—	10.9

Income before income taxes	26.1	0.1	26.2
Income tax expense	11.8	—	11.8

Net Income	14.3	0.1	14.4
Dividends on preferred and preference stock	2.0	—	2.0

Earnings available for common stock	$12.3	$0.1	$12.4

Assets	$2,288.0	$—	$2,288.0

Capital expenditures	$36.4	$—	$36.4

Business Segments for the Three Months Ended March 31, 2006

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	Consolidated
Operating revenues	$82.0	$92.0	$174.0
Operating expenses	42.6	91.8	134.4
Depreciation and amortization expense	18.5	—	18.5

Operating income	20.9	0.2	21.1
Other income—net	2.3	—	2.3
Interest and other charges	10.1	—	10.1

Income before income taxes	13.1	0.2	13.3
Income tax expense	4.9	—	4.9

Net Income	8.2	0.2	8.4
Dividends on preferred and preference stock	2.0	—	2.0

Earnings available for common stock	$6.2	$0.2	$6.4

Assets (a)	$2,275.8	$—	$2,275.8

Capital expenditures	$50.1	$—	$50.1

(a)	Relates to assets as of December 31, 2006.

Duquesne Light Holdings

Business Segments for the Three Months Ended March 31, 2007

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	Energy Solutions	Financial	Communi- cations	All Other	Elimina- tions	Consoli- dated
Operating revenues	$113.1	$135.5	$14.7	$—	$3.2	$—	$(3.5)	$263.0
Operating expenses	57.7	82.5	6.4	3.1	1.1	1.2	(3.5)	148.5
Depreciation and amortization expense	18.9	1.5	0.2	—	0.6	0.1	—	21.3

Operating income (loss)	36.5	51.5	8.1	(3.1)	1.5	(1.3)	—	93.2
Other income (loss)—net	0.5	0.2	—	(30.8)	0.1	3.6	(5.3)	(31.7)
Interest and other charges	12.9	2.8	—	—	—	10.1	(5.0)	20.8
Benefit from limited partners’ interest	—	—	—	2.1	—	—	—	2.1

Income (loss) before income taxes	24.1	48.9	8.1	(31.8)	1.6	(7.8)	(0.3)	42.8
Income tax expense (benefit)	11.8	20.2	3.1	(14.3)	0.7	(3.2)	—	18.3

Income (loss) from continuing operations	$12.3	$28.7	$5.0	$(17.5)	$0.9	$(4.6)	$(0.3)	$24.5

Assets	$2,264.8	$239.0	$11.1	$266.8	$30.7	$131.5	$—	$2,943.9

Capital expenditures	$36.4	$1.4	$—	$—	$0.5	$—	$—	$38.3

Business Segments for the Three Months Ended March 31, 2006

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	Energy Solutions	Financial	Communi- cations	All Other	Elimina- tions	Consoli- dated
Operating revenues	$82.0	$112.4	$13.1	$—	$2.5	$—	$(1.6)	$208.4
Operating expenses	42.6	105.7	6.4	2.0	1.2	2.5	(1.6)	158.8
Depreciation and amortization expense	18.5	—	0.2	—	0.5	0.1	—	19.3

Operating income (loss)	20.9	6.7	6.5	(2.0)	0.8	(2.6)	—	30.3
Other income—net	2.3	0.1	0.3	0.6	—	0.4	(0.9)	2.8
Interest and other charges	12.1	0.1	—	—	—	6.2	(0.7)	17.7
Benefit from limited partners’ interest	—	—	—	2.5	0.1	—	—	2.6

Income (loss) before income taxes	11.1	6.7	6.8	1.1	0.9	(8.4)	(0.2)	18.0
Income tax expense (benefit)	4.9	2.8	2.8	(1.3)	0.4	(0.2)	—	9.4

Income (loss) from continuing operations	$6.2	$3.9	$4.0	$2.4	$0.5	$(8.2)	$(0.2)	$8.6

Assets (a)	$2,211.4	$223.7	$6.1	$578.0	$31.5	$96.5	$—	$3,147.2

Capital expenditures	$50.1	$—	$—	$—	$1.4	$—	$—	$51.5

(a)	Relates to assets as of December 31, 2006 and excludes discontinued operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Part I, Item 2 of this combined Quarterly Report on Form 10-Q should be read in conjunction with our combined Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC), and with the condensed consolidated financial statements, set forth in Part I, Item 1 of this Report.

This combined Quarterly Report on Form 10-Q presents information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light).

References in this report to “we,” “us” and “our” are to Holdings and its subsidiaries, collectively. References to “Notes” are to the notes to the condensed consolidated financial statements, set forth in Part I, Item 1 of this report.

Pending Merger

On July 5, 2006, we entered into the merger agreement with the Macquarie Consortium. Under the terms of the agreement, the Macquarie Consortium will acquire all of the outstanding common shares of Holdings for $20.00 per share in cash.

On February 9, 2007, Duquesne Light entered into a Joint Petition of Settlement among all parties resolving all issues in the merger agreement application before the Pennsylvania Public Utility Commission (PUC). The settlement provides for, among other things:

•	rate benefits and protections to customers, including an agreement by Duquesne Light not to seek a distribution rate increase that would be effective prior to January 1, 2010;

•	corporate governance requirements;

•	commitments to the community, including an agreement to maintain the headquarters in Pittsburgh; and

•	service and reliability protections.

On April 24, 2007, the PUC unanimously approved the merger. This was the final approval needed. We expect to close the merger before the end of the second quarter.

Upon consummation of the merger, Holdings could recognize a material amount of additional charges for matters related thereto. Such charges could relate to employment contracts of certain officers, outstanding stock awards and other direct transaction-related costs, including fees to Lehman Brothers for services rendered in relation to the merger. Their fees can total $10 million, of which $4 million was paid in 2006. Additional fees of $6 million are payable upon closing of the transaction. We have also agreed to reimburse Lehman Brothers for certain expenses incurred by Lehman Brothers and to indemnify Lehman Brothers and related parties against liabilities arising out of Lehman Brothers’ engagement and the rendering of its opinion.

Following a successful merger, it is likely that we will remove all the remaining publicly held securities of Holdings and Duquesne Light from stock exchange listing and SEC registration, which means that neither Holdings nor Duquesne Light will continue to file the SEC-mandated disclosure reports (e.g., 10-Ks, 10-Qs and 8-Ks).

Critical Accounting Policies

As of March 31, 2007, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006. The policies disclosed included the accounting for: the effects of regulation, unbilled electricity revenues, impairment of long-lived assets and investments, pension and other postretirement benefit plan assumptions, income taxes, derivative instruments and contingent liabilities.

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

•	Cash flow, earnings, earnings growth, capitalization, capital expenditures and dividends will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Earnings and cash flows may be affected by the ultimate timing of the merger closing.

•	Demand for and pricing of electricity, changing market conditions, and weather conditions could affect earnings levels.

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

•

Transmission rate base and earnings will depend on the ultimate outcome of our transmission rate case, which is subject to Federal Energy Regulatory Commission (FERC) review and approval. Earnings will also be affected by rate base, equity and allowed return levels.

•	Regional transmission organization rules and FERC-mandated transmission charges could affect earnings.

•	Changes in electric energy prices could affect earnings as the fair value of our energy commodity contracts fluctuates.

•	The amount and timing of any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The amount and timing of any securities issuance (debt or equity) will depend on financial market performance and the need for funds.

•	Changes in Keystone and/or Conemaugh power plant operations could affect Duquesne Generation’s earnings.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, access to capital markets and liquidity.

•	Changes in synthetic fuel plant operations could affect Duquesne Energy Solutions’ earnings.

•

Earnings with respect to synthetic fuel operations and affordable housing investments will depend, in part, on the continued availability of, and compliance with the requirements for, applicable federal tax credits. The availability of synthetic fuel tax credits depends in part on the average well-head price per barrel of domestic crude oil.

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

OVERVIEW

Rate Cases. In November 2006, the PUC approved new distribution rates for Duquesne Light. These rates were effective in January 2007 and provide for an increase of $117 million in annual operating revenues. In February 2007, the FERC issued an initial order on the transmission rate case that was filed in September 2006. New transmission rates for alternative generation suppliers were retroactively implemented as of December 1, 2006. After receiving PUC approval, new transmission rates for retail customers went into effect in late February 2007. The new transmission rates are designed to increase revenues $27 million on an annual basis.

Workforce Optimization. During the first quarter of 2007, we implemented plans to reorganize our managerial workforce in order to streamline spans of control within the organization. As part of this workforce optimization, we recorded a $6.3 million pre-tax charge for both Holdings and Duquesne Light, related to severance costs for terminated employees, including several with employment contracts. As the reorganization is currently ongoing, additional charges related to severance may be incurred.

In addition, in the first quarter of 2007, we offered an early retirement program to eligible management employees who were age 55 or older as of June 1, 2007, with ten years or more of service. The early retirement program included a number of special termination benefits. Eligible employees had from April 10 through April 20 to notify us of their decision, however they may rescind their request at any time prior to receiving their first retirement check. Approximately 85% of eligible employees elected to accept the early retirement program. The number of employees who accepted the early retirement program caused a partial curtailment of the postretirement benefit plan, which resulted in a $2.4 million pre-tax charge for both Holdings and Duquesne Light in the first quarter of 2007.

As a result of the distribution rate case, Duquesne Light is required to establish a regulatory asset or liability for the difference between the amount of pension expense collected in rates ($10 million on an annual basis) and the amount of pension expense per SFAS No. 87. Thus, in the first quarter of 2007, Duquesne Light recognized approximately $2.5 million of pension expense.

Section 45K Tax Credits and Synthetic Fuel (Energy Solutions and Financial business segments). Section 45K tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range, which is published by the IRS in April for the previous year. In recent years, the wellhead price per barrel of domestic crude oil has averaged approximately 89% of the New York Mercantile Exchange (NYMEX) price per barrel of domestic crude oil. The possible Section 45K phase out may impact (i) our Financial business segment through our investment in a synthetic fuel partnership and (ii) our Energy Solutions business segment through the fees earned from the operation and maintenance of synthetic fuel facilities for a single customer.

During the first quarter of 2007, we estimated the average annual wellhead price per barrel of domestic crude oil based on the actual NYMEX price per barrel of domestic crude oil through March, and the estimated future prices through December 2007. We also estimated the phase-out range for Section 45K tax credits based on the actual 2006 phase-out range, and an estimated inflation factor. This resulted in an estimated annual phase-out of Section 45K tax credits for 2007 at the 20% level as of March 31, 2007. This resulted in a $0.4 million reduction in tax credits recognized in the first quarter of 2007 from our Financial business segment.

The fees for our Energy Solutions business segment are earned from the operations and maintenance of synthetic fuel facilities for a single customer. DES agreed to price concessions for 2007 with the owners of these synthetic fuel facilities. The agreement provides that DES will be paid a fixed fee per month, as well as an operating fee per ton of synthetic fuel produced; however, this operating fee is less than in previous years. These price concessions were designed to provide a mechanism to equalize the benefits achieved by the parties in the event of a phase-out of Section 45K tax credits in 2007, which would negatively impact the owner of the synthetic fuel facilities.

The price concessions include a true-up provision that could reduce the ultimate price concessions granted to the facility owners. The true-up provisions are based in part on the actual 2007 Section 45K credit information to be published by the IRS in April 2008.

In January 2007, Holdings entered into a series of hedges in the crude oil commodity market designed to protect approximately 50% of the price concessions given to the owner of the synthetic fuel facilities, assuming normal levels of operations. Crude oil is the underlying commodity that drives the economics and availability of the Section 45K tax credits for the owner.

BUSINESS SEGMENTS

Note 13 to the condensed consolidated financial statements provides a description of each principal business segment and shows the financial results of each in tabular form. Following is a discussion of these results. Unless otherwise stated, the terms “earnings” and “loss” used in the following discussion refer to after-tax amounts.

RESULTS OF OPERATIONS

Overall Performance

Three months ended March 31, 2007. Our net income was $25.0 million, or $0.28 basic earnings per share, in the first quarter of 2007, compared to $14.4 million, or $0.18 basic earnings per share, in the first quarter of 2006. The average shares outstanding increased 9.6 million, or 12.3%, primarily due to the 2006 issuance to members of the Macquarie Consortium.

Our income from continuing operations was $24.5 million, or $0.28 basic earnings per share in the first quarter 2007, compared to $8.6 million, or $0.11 basic earnings per share in the first quarter of 2006. This increase of $15.9 million, or 184.9%, is primarily due to the following:

•

Income from the electricity delivery segment increased $6.1 million from the first quarter of 2006, primarily as a result of an $18.2 million after-tax increase in earnings resulting from rate increases that went into effect primarily in January 2007. This was partially offset by increased expenses related to a workforce optimization plan.

•

Income from the Holdings electricity supply segment increased $24.8 million from the first quarter of 2006, primarily as a result of a $23.8 million after-tax increase in the fair value of certain Duquesne Power derivative energy contracts.

•	Income from the Financial segment decreased $19.9 million, primarily as a result of a $22.2 million after-tax loss on the unwind of investments in structured lease transactions.

•

The loss in the All Other category decreased $3.6 million from 2006, primarily due to the inclusion of a net $2.9 million charge to income taxes resulting from the IRS settlement and the recognition of certain state tax benefits in 2006.

Duquesne Light’s earnings available for common stock were $12.4 million in the first quarter of 2007, compared to $6.4 million in the first quarter of 2006, an increase of $6.0 million, or 93.8%, primarily as a result of rate increases that went into effect primarily in January 2007, which were partially offset by the increased expenses related to the workforce optimization plan.

Business Segment Performance

Electricity Delivery Business Segment.

Three months ended March 31, 2007. This segment reported earnings of $12.3 million in the first quarter of 2007 compared to $6.2 million in the first quarter of 2006, an increase of $6.1 million, or 98.4%, primarily as a result of rate increases that went into effect in January 2007, which were partially offset by the increased expenses related to the workforce optimization plan.

Operating revenues increased $31.1 million, or 37.9%, compared to the first quarter of 2006. This increase is primarily due to higher rates from the distribution and transmission rate cases. Higher revenues attributable to higher megawatt hour (MWh) usage and other factors were offset in approximately the same amount by a $2.4 million decrease in Seams Elimination Charge Adjustment (SECA) revenues, as the SECA recovery was completed in 2006.

The following table shows the MWh delivered to customers.

	MWh Delivered
	(In Thousands)
First Quarter	2007	2006	Change
Residential	1,059	1,004	5.5%
Commercial	1,619	1,547	4.7%
Industrial	784	811	(3.3)%

Total	3,462	3,362	3.0%

Operating expenses increased $15.1 million or 35.4% compared to the first quarter of 2006 due primarily to expenses incurred as a result of the workforce optimization plan. In total, approximately $11 million of additional expense was recognized in the first quarter of 2007 for this plan. Gross receipts taxes increased $2.0 million in association with the revenue increases.

Depreciation and amortization increased $0.4 million, or 2.2%, compared to the first quarter of 2006. Depreciation expense increased $2.7 million as a result of new assets placed in service under the infrastructure development plan. Amortization related to SECA decreased $2.3 million as the SECA amount was fully amortized by the end of 2006.

Other income decreased $1.8 million, or 78.3%, compared to the first quarter of 2006, due primarily to lower earnings on investments.

Duquesne Light Supply Business Segment.

Three months ended March 31, 2007. This segment reported earnings of $0.1 million in the first quarter of 2007, compared to $0.2 million in the first quarter of 2006.

Operating revenues increased $4.9 million, or 5.3%, compared to the first quarter of 2006. This increase is due to an increase in the MWh supplied in the first quarter of 2007 over the first quarter of 2006.

The following tables set forth MWh supplied.

	MWh Supplied
	(In Thousands)
	2007
First Quarter	POLR I	POLR III	Total
Residential and small commercial	—	1,582	1,582
Large commercial and industrial	1	43	44

Total Retail	1	1,625	1,626

POLR Customers (MWh basis):
Residential and small commercial			83%

Large commercial and industrial			3%

	MWh Supplied
	(In Thousands)
	2006
First Quarter	POLR I	POLR III	Total
Residential and small commercial	—	1,442	1,442
Large commercial and industrial	33	69	102

Total Retail	33	1,511	1,544

POLR Customers (MWh basis):
Residential and small commercial			79%

Large commercial and industrial			7%

Operating expenses increased $5.0 million, or 5.4%, compared to the first quarter of 2006. Operating expenses consist primarily of purchased power expense, and to a lesser extent, gross receipts tax expense. Purchased power and gross receipts tax expenses increase as revenues increase.

Electricity Supply Business Segment.

Three months ended March 31, 2007. The following table summarizes the earnings from this segment.

	Earnings
	(In Millions)
First Quarter	2007	2006
Electricity Supply	$6.4	$5.4
Derivative energy contracts	22.3	(1.5)

Total Earnings	$28.7	$3.9

Operating revenues increased $23.1 million, or 20.6% in the first quarter of 2007. Revenues from the third quarter 2006 purchase of the Keystone and Conemaugh power plants were $9.1 million during the first quarter of 2007. Revenues from DLE increased $6.7 million in the first quarter of 2007 compared to the first quarter of 2006 as a result of an increase in MWh usage. DLE revenues also increased an additional $2.3 million in the first quarter of 2007 as a result of special billings to recover costs and cost increases imposed by PJM (our regional transmission organization), which were recoverable from customers. As previously discussed, Duquesne Light’s retail sales increased $4.9 million from the first quarter of 2006, due to higher MWh sales.

The following table sets forth the MWh supplied to the electricity supply business segment customers.

	MWh Supplied
	(In Thousands)
First Quarter	2007	2006	Change
Retail:
Duquesne Light	1,626	1,544	5.3%
DLE	441	358	23.2%

Total Retail	2,067	1,902	8.7%

Wholesale:
Duquesne Light	15	25	(40)%
Generation	187	—	—

Total Wholesale	202	25	708%

Operating expenses decreased $23.2 million, or 21.9%, compared to the first quarter of 2006. As compared to the first quarter of 2006, purchased power expense decreased $40.6 million as a result of changes in the fair value of certain derivative energy contracts. Power acquisition costs increased by approximately $12.5 million primarily as a result of increased MWh supplied. Operating expenses of $4.4 million were incurred at the Keystone and Conemaugh plants in the first quarter of 2007.

Depreciation and amortization expense of $1.5 million in the first quarter of 2007 relates to the Keystone and Conemaugh power plants acquired in the third quarter of 2006.

Interest and other charges increased $2.7 million from the first quarter of 2006, primarily due to the intercompany loan from Holdings to Duquesne Generation used to purchase the investments in the power plants in the third quarter of 2006.

Energy Solutions Business Segment.

Three months ended March 31, 2007. This segment reported income of $5.0 million in the first quarter of 2007, compared to $4.0 million in the first quarter of 2006, an increase of $1.0 million, or 25.0%. The increase is primarily due to $4.6 million in revenue in the first quarter of 2007 related to the crude oil hedges partially offset by a $2.9 million decrease in revenue from the price concessions granted and a decrease in tonnage.

Financial Business Segment.

Three months ended March 31, 2007. This segment reported a loss of $17.5 million in the first quarter of 2007, compared to income of $2.4 million in the first quarter of 2006, a decrease of $19.9 million, primarily as a result of a $22.2 million after-tax loss on the unwind of investments in structured lease transactions.

Other income consists of income from structured leases, affordable housing and equity investments, and various other gains and losses. Other income decreased $31.4 million primarily due to the $34.2 million pre-tax loss on the unwind of investments in structured lease transactions.

Communications Business Segment.

Three months ended March 31, 2007. This segment reported income of $0.9 million in the first quarter of 2007, compared to $0.5 million in the first quarter of 2006, an increase of $0.4 million, or 80.0%, primarily due to increased revenue from new and existing customers.

All Other.

Three months ended March 31, 2007. The all other category reported a loss of $4.6 million in the first quarter of 2007, compared to a loss of $8.2 million in the same period in 2006, an improvement of $3.6 million. Included in the 2006 results was a net $2.9 million charge to income taxes resulting from the IRS settlement and the recognition of certain state tax benefits.

Operating expenses consist of general corporate expenses. Operating expenses decreased $1.3 million, or 52.0%, from 2006, primarily due to a $0.8 million decrease in outside services expense resulting from the settlement of the IRS audit.

Other income increased $3.2 million, or 800.0%, from 2006 primarily due to interest income on the intercompany loan to Duquesne Generation recognized in the first quarter of 2007.

Interest and other charges include interest on long-term debt, short-term borrowings and other interest. Interest and other charges increased $3.9 million, or 62.9%, from 2006, primarily due to a $3.1 million increase related to the $200 million term loan facility entered into in September 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and temporary cash investments increased $32.5 million, or 50.2%, from $64.8 million at December 31, 2006 to $97.3 million at March 31, 2007. Duquesne Light had cash and temporary cash investments of $5.6 million at March 31, 2007, a $2.4 million, or 30% decrease from the December 31, 2006 cash balance of $8.0 million. We require cash principally for day-to-day operations, energy purchases, debt service, capital expenditures and dividends. We have historically financed our cash needs primarily from cash from operations, debt and equity issuances, asset sales and bank or commercial paper borrowings. Duquesne Light has historically financed its cash needs with cash from operations, capital contributions received from Holdings, debt issuances, and bank borrowings.

Cash Flows from Operating Activity. Cash flows provided from operating activities at Holdings were $7.9 million in the first three months of 2007, compared to $26.3 million used in in the first three months of 2006. The unwind of certain investments in structured lease transactions at DQE Financial in March 2007 created a large tax payable. Cash flows provided from operating activities at Duquesne Light were $45.8 million in the first three months of 2007, compared to $19.4 million used in in the first three months of 2006. Required gross receipts tax payments by Duquesne Light of $41.0 million in both years reduced cash from operations in the first three months of 2007 and 2006. Duquesne Light received $37.5 million from Holdings as payment on its federal income tax receivable in the first quarter of 2007. This increased cash from operations.

Cash Flows from Investing Activity. During the first quarter of 2007, Holdings received $105.0 million on the March 2007 unwind of structured lease transactions and $41.8 million related to the 2006 sale of our landfill gas business. In the first three months of 2007, Duquesne Light’s capital expenditures for electric utility construction were $36.4 million (which is net of a $15.2 million reduction in accounts payable related to capital expenditures). In addition, Holdings’ incremental capital expenditures were $1.9 million relating to our other business lines and other investments.

In the first three months of 2006, Duquesne Light’s capital expenditures for electric utility construction were $50.1 million (which is net of a $9.7 million reduction in accounts payable related to capital expenditures). In addition, Holdings’ incremental capital expenditures were $1.4 million relating to our other business lines and other investments.

Cash Flows from Financing Activity. Holdings paid cash dividends on common and preferred stock of $19.7 million and $16.9 million in the first three months of 2007 and 2006. These amounts are net of the cash received back from our shareholders who participate in our dividend reinvestment plan. During the first quarter of 2007, Holdings repaid $93.0 million of revolver borrowings, including $63.0 million at Duquesne Light.

Duquesne Light paid cash dividends on preferred stock of $2.1 million in the first three months of both 2007 and 2006. During the first quarter of 2007, Holdings contributed $25.0 million to Duquesne Light. During the first quarter of 2006, Holdings contributed $27.6 million to Duquesne Light as a result of an agreement with the PUC.

During the first quarter of 2007, Duquesne Light also sold $44.2 million of pollution control revenue refunding bonds.

Liquidity

We believe that cash on hand, access to debt and equity capital markets, and bank borrowing capacity continue to provide sufficient resources to fund our ongoing operating requirements, capital expenditures and investments.

In April 2007, Duquesne Light redeemed its Plan Series A preference stock, at par, and paid approximately $11 million. These shares had been held by the trustee of our Employee Stock Ownership Plan (ESOP) to provide matching contributions for the Holdings 401(k) Retirement Savings Plan. Future matching contributions will be made in cash.

In March and April 2007, we received $105.0 million and $91.3 million in cash related to the unwind of certain investments in structured lease transactions. We are currently exploring the possible unwind of our remaining investments in structured lease transactions, which will result in additional pre-tax losses being recognized, but will provide an additional source of liquidity if implemented.

The March and April 2007 unwind of certain investments in structured lease transactions triggered a taxable gain, for which we estimate that we will owe approximately $115 million in taxes. Due to the approximately $22 million and $125 million of federal net operating loss and federal tax credit carryforwards that existed as of December 31, 2006 that can be used to reduce the amount of taxes otherwise owed, the actual amount of cash taxes to be paid should be reduced to the 20% alternative minimum tax level of approximately $66 million.

On March 29, 2007, Duquesne Light gave notice of its intention to redeem $100 million of its 6.70% First Mortgage Public Income Notes (due 2032). This full redemption occurred on April 30, 2007.

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

Under our Revolvers, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a debt-to-capitalization ratio of not more than 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum interest coverage ratio of 2-to-1, as defined in the facilities. As of March 31, 2007, we were in compliance with the applicable covenants.

As of March 31, 2007, our total borrowing capacity under our Revolvers and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	LOCs Issued	Available Capacity
Holdings	$250.0	$—	$0.6	$249.4
Duquesne Light	150.0	—	8.2	141.8

Total	$400.0	$—	$8.8	$391.2

During the first quarter of 2007, Holdings’ maximum amount of Revolver borrowings outstanding was $95 million, the average daily borrowings were $11.1 million and the weighted average daily interest rate was 5.9%. As of March 31, 2007, Holdings had $55.8 million of outstanding letters of credit (LOCs) (including $12.7 million at Duquesne Light) unrelated to the Revolvers.

During the first quarter of 2007, Duquesne Light’s maximum amount of Revolver borrowings outstanding was $65 million, the average daily borrowings were $10.4 million and the weighted average daily interest rate was 5.9%. As of March 31, 2007, Duquesne Light had $12.7 million of outstanding LOCs unrelated to the Revolvers.

As of April 30, 2007, our total borrowing capacity under our Revolvers and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	LOCs Issued	Available Capacity
Holdings	$250.0	$—	$—	$250.0
Duquesne Light	150.0	30.0	9.7	110.3

Total	$400.0	$30.0	$9.7	$360.3

In addition, as of April 30, 2007, Holdings had $68.8 million of outstanding LOCs (including $26.9 million at Duquesne Light) unrelated to the Revolvers.

Bank Term Loan Facilities. The Macquarie Consortium has obtained bank commitments (acquisition debt) in order to provide a source of funds to consummate the pending merger. On September 1, 2006, we entered into a $200 million variable interest rate unsecured term loan facility with the same lenders to purchase certain minority interests and fund transaction costs related to the Keystone and Conemaugh power plants and for general corporate purposes. The final maturity date is September 1, 2011. However, in the event the merger is not consummated or in the event the merger is consummated but not with the proceeds of the acquisition debt, we must prepay the term loan facility on the one-year anniversary of the date that is earliest to occur of (i) January 5, 2008, (ii) the date of termination of the merger agreement, and (iii) the date of consummation of the merger other than with the proceeds of acquisition debt.

The term loan facility may be prepaid and/or cancelled in whole or in part, but any amount prepaid under the facility may not be reborrowed. In April and May 2007, Holdings repaid $100 million of its $200 million term loan using proceeds from the lease unwinds. The outstanding balance under the facility will be charged an interest rate of LIBOR plus a margin of 0.625% to 1.75%, based on our then-current senior unsecured credit rating. Prior to the merger consummation date, the facility is subject to the same terms and conditions as our current $250 million Revolver (see above). From and after the merger consummation date, the terms and conditions of the facility will automatically change to match those in the acquisition debt.

Post-Merger. From and after the merger closing date, we will maintain a $200 million revolving credit facility and Duquesne Light will maintain a $75 million revolving credit facility (both referred to as Facilities). Both Facilities have been sized taking into consideration each borrower’s projected liquidity requirements and will expire five years from the merger closing date. Amounts outstanding under both Facilities will bear interest rates of LIBOR plus a margin of 0.625% to 1.75% depending upon the credit ratings in effect from time to time or, at each borrowers’ discretion, an alternate base rate plus a margin of 0% to 0.75%. Undrawn amounts under both Facilities will be subject to commitment fees and will be fully available for the issuance of letters of credit.

Both Facilities will be required to maintain certain financial ratios including (i) group funds from operations (FFO) less non-discretionary capital expenditures/total interest, and (ii) FFO less borrower net interest/total indebtedness; however, this leverage restriction does not apply if the borrower maintains investment grade senior unsecured debt ratings from both Moody’s and S&P. In addition, our Facility will be subject to a third financial ratio that is defined as cash available for borrower debt service/borrower net interest. Both Facilities are subject to certain other restrictions including a cross-default if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $25 million as well as limitations on incremental indebtedness, capital and operating leases, permitted acquisitions, unregulated capital expenditures, liens securing indebtedness, stand-alone letters of credit, and indebtedness from deferred purchases. Additionally, our Facility will be subject to a cash “lock-up” agreement if we fail to meet certain cash flow tests. Cash flow generated during lock-up events will be held in a secured collateral account, subject to release in specified circumstances as necessary for required operation and maintenance, legally mandated capital expenditures, and taxes.

As discussed above, the Macquarie Consortium plans to use a combination of equity and debt in connection with the pending merger. We will assume approximately $770 million of the acquisition debt upon consummation of the merger.

OFF-BALANCE SHEET ARRANGEMENTS

Except for the guarantees discussed in Note 9 and the letters of credit discussed in Liquidity, neither Holdings nor Duquesne Light has any material off-balance sheet arrangements. Neither Holdings nor Duquesne Light is involved in any material contract trading activities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On January 1, 2007, we adopted the Financial Accounting Standard Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” As a result, Holdings recognized an increase of $7.3 million in the liability for unrecognized tax benefits. We anticipate payments for this liability will be due in a one to three year period. The effect at Duquesne Light was immaterial.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

Both Holdings and Duquesne Light have potential market risk exposures to interest rate risk and credit/default risk. Holdings also faces the risks related to commodity prices and the potential of Section 45K tax credit phase-out. Holdings and Duquesne Light have risk management procedures to monitor and assist in controlling these market risks and may use derivative and other instruments to manage some of these exposures.

Interest Rate Risk

We manage our interest rate risk by balancing our exposure between fixed and variable rates and exploring strategic opportunities to lock in favorable interest rates on anticipated debt offerings, while attempting to minimize our interest costs.

As of March 31, 2007, Holdings had $200 million of variable interest rate debt outstanding, which represented approximately 16.6% of its long-term debt. This variable rate debt is an unsecured term loan facility entered into on September 1, 2006. The average variable interest rate was 6.12% for the three months ended March 31, 2007. We manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a range of maturity dates. A 10% increase in interest rates would have affected Holdings’ variable rate debt obligations by increasing interest expense by approximately $0.3 million and zero for the three months ended March 31, 2007 and 2006. A 10% reduction in interest rates would have increased the market value of fixed-rate debt by approximately $34 million for Holdings and $16 million for Duquesne Light as of March 31, 2007 and approximately $46 million for Holdings and $27 million for Duquesne Light as of March 31, 2006. This change would not have had a significant near-term effect on our future earnings or cash flows.

Commodity Price Risk

We are exposed to commodity price risk arising from market price fluctuations in electricity supply. We manage these risks by entering into various fixed price contracts as part of our overall board approved risk management strategy.

Electricity Supply. We mitigate this risk by entering into energy commodity contracts, principally through Duquesne Power, for anticipated electricity supply obligations within a range of probabilities based on historical customer retention rates and switching trends along with projected forward energy prices.

As of March 31, 2007, Duquesne Power had secured a substantial portion of the combined expected load obligation for its contracts with Duquesne Light and DLE through December 31, 2007.

Beginning in December 2006, Duquesne Power began to secure supply for the years 2008 to 2010. Under the board-approved, risk management policy, Duquesne Power entered into several forward, fixed-price contracts. This process continued into the first quarter of 2007. Duquesne Power does not have assurance that it will be the approved supplier to Duquesne Light for its POLR service. However, both Duquesne Light and Duquesne Power are seeking PUC approval for an extension of the current full requirements agreement, which is presently set to expire on December 31, 2007.

If Duquesne Power does not enter into contracts for the remaining portion of its anticipated obligations through 2007, it will acquire the necessary supply through spot market purchases, and will therefore be exposed to market risk. Assuming Duquesne Power were to make such spot market purchases, we performed a sensitivity analysis using a hypothetical 10% increase in the projected forward market prices of electricity supply in our valuation model. The analysis indicated that such market movements would change the projected cost of acquiring electricity supply by approximately $0.4 million as of March 31, 2007 and approximately $10 million as of March 31, 2006. The projected forward market prices used in our valuation model are derived from broker quotes for the applicable delivery points for both on-peak and off-peak power. Our valuation model seasonalizes annual or quarterly prices based on historical trends. Actual costs in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.

If Duquesne Power is not approved as the POLR provider to Duquesne Light, Duquesne Power may have contracts for the purchase of power without a contractual commitment to sell. At that point, Duquesne Power would have several options, including settling the agreements with the various suppliers, selling the power to another counterparty, including DLE, and selling the power into the spot market. At this time, it is not possible to quantify the potential impacts of these alternatives.

The fair value of the sale contracts and certain purchase contracts that are classified as derivative instruments, is recorded as derivative assets or liabilities in the consolidated financial statements.

The derivative energy contracts are exposed to commodity price risk based on price changes in the forward energy market. Therefore, as the forward market prices change, so will the fair value of these contracts. A hypothetical 10% change in the projected forward market prices of electricity supply would increase or decrease the fair value of our derivative energy contracts by approximately $55 million (attributed to mark-to-market contracts) as of March 31, 2007 and approximately $14 million (including $2 million related to our mark-to-market energy contracts) as of March 31, 2006. The amounts related to our mark-to-market energy contracts would also result in an increase or decrease to purchased power expense.

The fair value of the derivative energy contracts is also impacted by the expiration of the contracts due to the passage of time. Therefore, if forward market prices do not change between March 31, 2007 and December 31, 2007, the fair value of our existing derivative energy contracts would be reduced by approximately $5 million.

As a result of fixed POLR prices for our residential and small commercial customers through December 31, 2007, and customers being able to initiate switches to and from POLR service, we have an additional risk of loss. Specifically, customers could opt for POLR service in a period of high energy prices or leave POLR service for an alternative generation supplier in a period of low energy prices. Significant changes in customer switching behavior could cause Duquesne Power’s energy supply portfolio to be disproportionate to its obligations to Duquesne Light and DLE. Accordingly, Duquesne Power could be required to purchase or sell power in periods of high or low prices which could result in a loss.

Credit/Default Risk

Our credit risk is the exposure to the possibility of economic loss that would occur as a result of nonperformance by counter-parties of their contractual obligations.

Duquesne Power has entered into fixed-price energy contracts and unforced capacity credit agreements. As of March 31, 2007, all of the suppliers are investment grade.

As of March 31, 2007, Duquesne Power has contracted to purchase from one supplier approximately 56% of the notional value of the energy commodity contracts for the period ending December 31, 2010. No other supplier represents as much as 20% for each of the respective years.

Duquesne Power’s energy commodity contracts contain certain safeguards designed to mitigate potential losses by requiring collateral to be posted by either party depending on changes in energy or capacity prices. As of April 30, 2007, no collateral was required to be posted under these contracts.

Duquesne Light purchases energy and capacity, under a full-requirements contract with Duquesne Power for sale to its large commercial and industrial customers receiving fixed-price POLR III service through May 31, 2007. Duquesne Light’s contracts only require collateral to be posted by the counter-party. As of April 30, no collateral was required to be posted under these contracts.

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

Other than large commercial and industrial POLR III customers on hourly-priced service, Duquesne Light is obligated to serve its POLR III customers at fixed rates. Duquesne Power is also contractually obligated to serve Duquesne Light at fixed rates. As part of the full-requirements contract between Duquesne Light and Duquesne Power, Duquesne Light is the beneficiary of a $17 million cash deposit.

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

Tax Credit Phase-Out

Section 45K tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range.

For 2006, the tax credit began to phase-out when the annual average wellhead price per barrel of domestic crude oil exceeded $55.06 per barrel and would have been completely phased out if the annual average wellhead price per barrel of domestic crude oil exceeded $69.12 per barrel. There was an approximate 33% phase-out in 2006. The 2007 phase-out range will be calculated using inflation rates published in 2008 by the IRS.

Due to the high level of domestic crude oil prices during the first three months of 2007 and the estimated future prices through December 2007, we believe there is a possibility of a phase out during 2007 and have decreased the amount of tax credits recognized during the first quarter of 2007 on the condensed consolidated statement of income by approximately 20%. However, due to significant levels of tax credit carry-forwards existing at Holdings, the potential phase-out of tax credits in 2007 would not adversely impact our cash flow.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Management of both Holdings and Duquesne Light, with the participation of each entity’s Chief Executive Officer and the Chief Financial Officer, has evaluated their respective disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As described below, Holdings’ management has implemented changes to the design of internal control that management believes will be sufficient to remediate the material weakness related to derivative valuation reported at December 31, 2006. However, testing could not be completed at March 31, 2007; thus, Holdings continues to report a material weakness in the internal control over financial reporting. The Chief Executive Officer and Chief Financial Officer of Holdings have concluded that as of the end of the period covered by this report, Holdings’ controls and procedures were not effective as a result of the unremediated material weakness relating to derivative valuation. The Chief Executive Officer and Chief Financial Officer of Duquesne Light have concluded that as of the end of the period covered by this report, Duquesne Light’s controls and procedures are effective.

At December 31, 2006, management concluded that a material weakness in Holdings’ and Duquesne Light’s disclosure controls failed to identify, on a timely basis, an unfavorable regulatory decision such that appropriate personnel could properly evaluate its impact. This material weakness was remediated during the quarter ended March 31, 2007. The remedial actions included: formal committee meetings on regulatory issues; establishment of regulatory issues database; and outside legal review for regulatory impact of issues identified.

At December 31, 2006, management concluded that a material weakness in controls at Holdings related to derivative valuation resulted in an inaccurate valuation of Holdings’ derivative energy contracts. Holdings believes it has changed the design of its procedures to address this weakness; however, testing could not be completed of the changes. The remedial actions included additional data integrity and review controls for information and formalization of procedures for unique broker quotes.

The December 31, 2006 unremediated material weakness identified at Holdings did not result in a material impact to the consolidated financial statements as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

As discussed more fully above, Holdings and Duquesne Light have designed procedures to address the material weaknesses reported at December 31, 2006. There have been no other changes in Holdings’ or Duquesne Light’s internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

On March 17, 2006, our then-subsidiary Monmouth Energy Inc. (Monmouth) received a notice of violation (dated March 10, 2006) and penalty assessment in the amount of $480,000 from the New Jersey Department of Environmental Protection (NJDEP) relating to Monmouth’s landfill gas turbine operation located at the Monmouth County Landfill in Monmouth, New Jersey. The notice of violation alleges non-compliance with the maximum allowable carbon monoxide steady state emission limitation for each of the two turbines operated at the facility during 2003 and 2004. The permit for the facility provides both a maximum emission limitation and a steady state emission limit. Steady state represents 90% of the facility’s rated capacity. The facility has always operated in compliance with the maximum emission limitation, but has not achieved the steady state emission limitation when the facility operates at less than steady state. We believe that the NJDEP is attempting to incorrectly impose the steady state emission limitation during non-steady state conditions, as opposed to the maximum emission limitation which is the only other emission limit in the operating permit that could be applicable.

Monmouth has timely filed a notice of appeal challenging the bases for the alleged violations and the penalty assessment. Pending agreement on a permit modification clearly addressing less than steady state operations (discussed below) Monmouth had also voluntarily constrained its operations to substantially comply with the steady state permit limit at all times. During that time Monmouth engaged in technical discussions with the NJDEP aimed at demonstrating the need for clarification under the permit to account for non-steady state operating conditions, and filed a permit modification request to address this issue. These technical discussions were successful and in December 2006 an acceptable modification to the permit was issued by NJDEP. It appears that, at all times, operations have been consistent and in compliance with the emission limitations that NJDEP in the permit modification has now recognized as being appropriate for this operation. In addition, the right to additional landfill gas supplies associated with the active portions of the landfill has been secured alleviating the gas quality and quantity degradation issues that led to the notice of violation. Although Monmouth was sold with the landfill gas business, we have retained the liabilities regarding this issue. We believe that we have credible defenses to the alleged violations and that the penalty assessment is excessive given all of the circumstances. We will vigorously defend our position in the event it is not possible to reach an acceptable resolution of all issues.

We are involved in various other routine legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We have no program regarding the repurchase of Holdings common stock. However, we repurchase shares in connection with so-called “stock swap exercises” of employee stock options, restricted stock or performance based awards in which shares are surrendered or deemed surrendered to Holdings to pay the exercise price and/or satisfy tax withholding obligations. The following table presents information with respect to such repurchases that occurred during the quarter ended March 31, 2007.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Jan 1-31	—	$—	—	—

Feb 1-28	—	$—	—	—

Mar 1-31	7,531	$19.91	—	—

Total	7,531	$19.91	—	—

Item 6.	Exhibits.

10.1	General stipulations, dated April 26, 2007, among Duquesne Light and various interveners.

12.1	Holdings Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

12.2	Duquesne Light Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

31.1	Holdings’ CEO Section 302 Certification.

31.2	Holdings’ CFO Section 302 Certification.

31.3	Duquesne Light’s CEO Section 302 Certification.

31.4	Duquesne Light’s CFO Section 302 Certification.

32.1	Holdings’ CEO Section 906 Certification.

32.2	Holdings’ CFO Section 906 Certification.

32.3	Duquesne Light’s CEO Section 906 Certification.

32.4	Duquesne Light’s CFO Section 906 Certification.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Holdings, Inc.
(Registrant)

Date: May 10, 2007	/s/ Mark E. Kaplan
(Signature)
Mark E. Kaplan
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: May 10, 2007	/s/ Susan S. Betta
(Signature)
Susan S. Betta
Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company
(Registrant)

Date: May 10, 2007	/s/ Mark E. Kaplan
(Signature)
Mark E. Kaplan
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: May 10, 2007	/s/ Susan S. Betta
(Signature)
Susan S. Betta
Controller
(Principal Accounting Officer)